Form 10-Q
period 1998-03-31
AMERICAN DENTAL PARTNERS INC
filed 1998-05-11
CIK 1028087

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q
                                   ---------

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


                                       OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period ___________ to ___________

                        COMMISSION FILE NUMBER:  0-23363

                         AMERICAN DENTAL PARTNERS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       04-3297858
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                         AMERICAN DENTAL PARTNERS, INC.
                         301 EDGEWATER PLACE, SUITE 320
                        WAKEFIELD, MASSACHUSETTS  01880
          (Address of principal executive offices, including zip code)

                                 (781) 224-0880
                              (781) 224-4216 (FAX)
              (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           YES     X   NO   (Initial public offering of securities
      ----        -----
                                April 16, 1998)


Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value, outstanding as of May 8, 1998:  7,416,512 shares

================================================================================

                                                Exhibit Index appears on Page 18

                        AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----

                                                                                                             PAGE
                                                                                                             ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1997,
          March 31, 1998 (unaudited) and March 31,1998 (pro forma)...........................                    3

          Consolidated Statements of Earnings for the Three Months
          Ended March 31, 1997 and 1998 (unaudited)..........................................                    4

          Consolidated Statement of Stockholders' Equity for the
          Three Months Ended March 31, 1998 (unaudited) .....................................                    5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1998 (unaudited).............................                    6

          Notes to Interim Consolidated Financial Statements ................................                    7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................                   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................                   14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................................                   14

Item 2.   Changes in Securities and Use of Proceeds..........................................                   14

Item 3.   Defaults Upon Senior Securities ...................................................                   15

Item 4.   Submission of Matters to a Vote of Security Holders ...............................                   15

Item 5.   Other Information .................................................................                   15

Item 6.   Exhibits and Reports on Form 8-K ..................................................                   16

Signature....................................................................................                   17

Exhibit Index................................................................................                   18

Exhibit 27...................................................................................                   19


                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                   PRO FORMA
                                                                                       DECEMBER 31,   MARCH 31,    MARCH 31,
                                                                                           1997         1998          1998
                                                                                       ------------  -----------  ------------
ASSETS                                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................................................      $ 4,675      $ 4,696       $11,807
  Accounts receivable................................................................          101           56            56
  Receivables due from affiliated practices..........................................        3,207        3,059         3,059
  Inventories........................................................................          387          377           377
  Prepaid expenses and other receivables.............................................        1,631        2,098         1,218
                                                                                           -------      -------       -------
     Total current assets............................................................       10,001       10,286        16,517
                                                                                           -------      -------       -------

Property and equipment, net..........................................................        8,752        9,330         9,330
                                                                                           -------      -------       -------
Non-current assets:
  Intangible assets, net.............................................................       28,975       32,381        32,381
  Other assets.......................................................................          231          201           201
                                                                                           -------      -------       -------
     Total non-current assets........................................................       29,206       32,582        32,582
                                                                                           -------      -------       -------
     Total assets....................................................................      $47,959      $52,198       $58,429
                                                                                           =======      =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................      $ 2,618      $ 2,770       $ 2,770
  Accrued compensation, benefits and taxes...........................................        3,001        2,027         2,027
  Accrued expenses...................................................................        2,666        2,287         2,287
  Income taxes payable...............................................................          183          622           622
  Current maturities of debt.........................................................          774          840           840
                                                                                           -------      -------       -------
     Total current liabilities.......................................................        9,242        8,546         8,546
                                                                                           -------      -------       -------
Non-current liabilities:
  Long-term debt.....................................................................       21,253       25,467         4,917
  Deferred income tax liability......................................................          231          231           231
  Other liabilities..................................................................           27           26            26
                                                                                           -------      -------       -------
     Total non-current liabilities...................................................       21,511       25,724         5,174
                                                                                           -------      -------       -------
     Total liabilities...............................................................       30,753       34,270        13,720
                                                                                           -------      -------       -------
Series A convertible preferred stock, par value $0.01 per share, 400,000 shares authorized, issued and outstanding; no pro forma shares authorized, issued
 or outstanding......................................................................        8,641        8,806             -
Series B redeemable preferred stock, par value $0.01 per share, 70,000 shares authorized, issued and outstanding; no pro forma shares authorized, issued
 or outstanding......................................................................        7,656        7,815             -
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 530,000 shares authorized, no shares issued or outstanding; 1,000,000 pro forma shares authorized, no pro forma
    shares issued or outstanding.....................................................            -            -             -
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 2,394,212 and 2,429,017 shares issued and outstanding; 7,416,512 pro forma shares
    issued and outstanding...........................................................           24           24            74
  Additional paid-in capital.........................................................        2,307        2,230        45,582
  Unearned compensation..............................................................          (49)         (43)          (43)
  Accumulated deficit................................................................       (1,373)        (904)         (904)
                                                                                           -------      -------       -------
     Total stockholders' equity......................................................          909        1,307        44,709
                                                                                           -------      -------       -------
Commitments and contingencies
     Total liabilities and stockholders' equity......................................      $47,959      $52,198       $58,429
                                                                                           =======      =======       =======

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                             1997          1998
                                                                                         -------------  -----------
                                                                                                (UNAUDITED)


Net revenue............................................................................       $11,226       $18,171
                                                                                              -------       -------
Operating expenses:
Salaries and benefits..................................................................         6,189         9,649
Lab fees and dental supplies...........................................................         1,334         2,196
Office occupancy.......................................................................         1,008         1,609
Other operating expenses...............................................................         1,366         1,645
General corporate expenses.............................................................           735           975
Depreciation...........................................................................           356           556
Amortization of intangible assets......................................................            93           333
                                                                                              -------       -------
    Total operating expenses...........................................................        11,081        16,963
                                                                                              -------       -------
Earnings from operations...............................................................           145         1,208

   Interest expense (income), net......................................................           (27)          439
                                                                                              -------       -------
Earnings before income taxes...........................................................           172           769

   Income taxes........................................................................             -           300
                                                                                              -------       -------
   Net earnings........................................................................       $   172       $   469
                                                                                              =======       =======

Net earnings (loss) per common share:
   Basic...............................................................................        $(0.06)        $0.06
   Diluted.............................................................................        $(0.06)        $0.06

Weighted average common shares outstanding:
   Basic...............................................................................         2,213         2,429
   Diluted.............................................................................         2,213         2,632





      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                               COMMON STOCK       ADDITIONAL                                       TOTAL
                                            -------------------     PAID-IN        UNEARNED      ACCUMULATED   STOCKHOLDERS'
                                            SHARES      AMOUNT      CAPITAL      COMPENSATION      DEFICIT         EQUITY
                                            -------------------  -------------  ---------------  ------------  --------------

Balance at December 31, 1997............      2,394         $24        $2,307           $(49)        $(1,373)         $  909
  Issuance of common stock for
    acquisitions........................         35           -           247              -               -             247
  Amortization of unearned
    compensation........................          -           -             -              6               -               6
  Dividends on Series A convertible
    preferred stock.....................          -           -          (165)             -               -            (165)
  Dividends on Series B redeemable
    preferred stock.....................          -           -          (159)             -               -            (159)
  Net earnings..........................          -           -             -              -             469             469
                                              -----         ---        ------           ----         -------          ------
Balance at March 31, 1998...............      2,429         $24        $2,230           $(43)        $  (904)         $1,307
                                              =====         ===        ======           ====         =======          ======





      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      ----------------------------
                                                                                            1997          1998
                                                                                       --------------  -----------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net earnings....................................................................          $   172      $   469
  Adjustments to reconcile net earnings to net cash provided by (used for)
    operating activities:
      Depreciation................................................................              356          556
      Amortization of intangible assets...........................................               93          333
      Other amortization..........................................................                6           25
      Changes in assets and liabilities, net of acquisitions and affiliations:
        Accounts receivable.......................................................              759           45
        Receivables due from affiliated practices.................................             (863)         148
        Other current assets......................................................             (348)        (433)
        Accounts payable and accrued expenses.....................................             (171)        (281)
        Accrued compensation, benefits and taxes..................................             (625)        (622)
                                                                                             -------      -------
                 Net cash provided by (used for) operating activities.............             (621)         240
                                                                                             -------      -------

Cash flows from investing activities:
  Acquisitions and affiliations, net of cash acquired.............................           (1,913)      (2,590)
  Capital expenditures, net.......................................................           (1,028)        (669)
  Other...........................................................................             (398)        (423)
                                                                                             -------      -------
                 Net cash used for investing activities...........................           (3,339)      (3,682)
                                                                                             -------      -------

Cash flows from financing activities:
  Borrowings under revolving line of credit, net..................................                -        3,850
  Repayment of borrowings.........................................................             (658)        (387)
  Payment of debt issuance costs..................................................              (42)           -
                                                                                             -------      -------
                 Net cash provided by (used for) financing activities.............             (700)       3,463
                                                                                             -------      -------

Increase (decrease) in cash and cash equivalents..................................           (4,660)          21
Cash and cash equivalents at beginning of period..................................            5,836        4,675
                                                                                             -------      -------
Cash and cash equivalents at end of period........................................          $ 1,176      $ 4,696
                                                                                             =======      =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.........................................          $    19      $   341
                                                                                             =======      =======
 Cash paid during the period for income taxes.....................................          $     2      $    96
                                                                                             =======      =======

Acquisitions and Affiliations:
  Assets acquired.................................................................          $ 2,906      $ 4,228
  Liabilities assumed and issued..................................................             (917)      (1,391)
  Common stock issued.............................................................              (14)        (247)
                                                                                             -------      -------
  Cash paid.......................................................................            1,975        2,590
  Less cash acquired..............................................................              (62)           -
                                                                                             -------      -------
                 Net cash paid for acquisitions and affiliations..................          $ 1,913      $ 2,590
                                                                                             =======      =======




      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



(1)   Basis of Presentation

  The interim consolidated financial statements include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

  The Company does not own any interests in or control the activities of the affiliated dental practices. Accordingly, the financial statements of the affiliated dental practices are not consolidated with those of the Company.

  The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997 included in the Company's Prospectus dated April 15, 1998.

(2)  INITIAL PUBLIC OFFERING

  Effective April 16, 1998, the Company sold 2,250,000 shares of Common Stock in an initial public offering at $15.00 per share. Effective May 4, 1998, the Company sold an additional 337,500 shares of Common Stock at $15.00 per share pursuant to the over-allotment option granted to the underwriters. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses, including the over-allotment option, were approximately $34,596,000. Such proceeds have been used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000 and (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000. The remaining balance will be used for general corporate purposes, including affiliations with additional dental group practices.

  In connection with the offering, all 400,000 shares of Series A Convertible Preferred Stock were converted to 2,399,995 shares of Common Stock.

(3)  PRO FORMA INFORMATION

  Pro Forma Balance Sheet Information

  The pro forma consolidated balance sheet at March 31, 1998 gives effect to (1) the sale of 2,587,500 shares of Common Stock (including the underwriters' over-allotment option) at the initial public offering price of $15.00 per share and receipt and application of the net proceeds therefrom, estimated to be approximately $34,596,000 after deducting underwriting discounts and commissions and offering expenses, to (i) redeem the Series B Redeemable Preferred Stock in the amount of $7,815,000 and (ii) repay indebtedness of $20,550,000 under the revolving credit facility; and (2) the conversion of 400,000 shares of Series A Convertible Preferred Stock into 2,399,995 shares of Common Stock, as if such transactions occurred on March 31, 1998.

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



  Pro Forma Net Earnings and Net Earnings Per Share Information

  Pro forma net earnings give effect to (i) the sale of 2,587,500 shares of Common Stock; (ii) receipt and application of the net proceeds therefrom to repay indebtedness of $20,550,000 under the revolving credit facility; (iii) the resulting reduction of interest expense of approximately $317,000 and (iv) an increase in income tax expense of approximately $124,000, as if such transaction occurred on January 1, 1998.

  Pro forma net earnings per share include the issuance of 2,587,500 shares from the initial public offering, the conversion of 400,000 shares of Series A Convertible Preferred Stock into 2,399,995 shares of Common Stock and the dilutive effect of options, as if such transactions occurred on January 1, 1998.

  Pro forma interest expense, earnings before income taxes, income taxes, net earnings and pro forma net earnings per share for the three months ended March 31, 1998 are as follows (in thousands, except per share amounts):

Earnings from operations...............................................................                $1,208
Interest expense, net..................................................................                   122
                                                                                                       ------
Earnings before income taxes...........................................................                 1,086

Income taxes...........................................................................                   424
                                                                                                       ------
Net earnings...........................................................................                $  662
                                                                                                       ======
Net earnings per common share:
  Basic................................................................................                $ 0.09
  Diluted..............................................................................                $ 0.09

Weighted average common shares outstanding:
  Basic................................................................................                 7,417
  Diluted..............................................................................                 7,620



(4)  ACQUISITIONS AND AFFILIATIONS

  During 1997, the Company acquired substantially all the assets of six dental practices and Orthocare, Ltd., a related entity of one of these practices, and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (two practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $16.8 million in cash, $2.4 million in subordinated promissory notes and 180,834 shares of Common Stock. All transactions completed in 1997 are referred to as the "1997 Transactions."

  On January 1, 1998, the Company acquired substantially all the assets of a dental group practice and simultaneously entered into a 40-year service agreement with the affiliated dental group, Associated Dental Care Providers, P.C., in Tucson, Arizona. The aggregate consideration for this transaction (referred to as the "1998 Transaction") consisted of approximately $2.6 million in cash, $0.5 million in subordinated promissory notes and 34,800 shares of Common Stock.

  The 1997 and 1998 Transactions completed through March 31, 1998 are as follows:

                       DATE                              AFFILIATED GROUP             LOCATION
                       ----                              ----------------             --------
March 1997.................................         Malcolm R. Scott, D.D.S     San Marcos, TX
March 1997.................................         Lakeside Dental Care        Metairie, LA
May 1997...................................         Soster Dental Group         Pittsburgh, PA
July 1997..................................         Northpoint Dental Group     Milwaukee, WI
October 1997...............................         Wilkens Dental Group        Milwaukee, WI
October 1997...............................         Orthocare Group             Minneapolis, MN
January 1998...............................         Associated Dental Care      Tucson, AZ

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price of all the 1997 and 1998 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

  Subsequent to March 31, 1998, the Company acquired substantially all the assets of three dental groups. These dental groups joined existing affiliates in the Wisconsin and Louisiana markets.

(5)  EARNINGS PER SHARE

  Earnings per share are computed based on Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Accordingly, the assumed conversion of Series A Convertible Preferred Stock was not included in the calculation of actual Diluted EPS for the three months ended March 31, 1997 and 1998, and the effect of stock options was not included in the calculation of actual Diluted EPS for the three months ended March 31, 1997, as the inclusion of these items would have been antidilutive.

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31:

                                                                                                        Actual
                                                                                                  ------------------    Pro Forma
                                                                                                    1997       1998        1998
                                                                                                  --------------------------------
BASIC EARNINGS (LOSS) PER SHARE
Net earnings..............................................................................         $  172     $  469        $  662

Less:     Dividends on Series A Convertible Preferred Stock...............................           (158)      (165)            -
          Dividends on Series B Redeemable Preferred Stock................................           (140)      (159)            -
                                                                                                   ------     ------        ------
Net earnings (loss) available to common  stockholders.....................................         $ (126)    $  145        $  662
                                                                                                   ======     ======        ======

Weighted average common shares outstanding................................................          2,213      2,429         2,429
 Add:     Conversion of Series A Convertible Preferred Stock (1)..........................              -          -         2,400
          Shares issued in connection with the initial public offering....................              -          -         2,588
                                                                                                   ------     ------        ------
Weighted average common shares as adjusted................................................          2,213      2,429         7,417
                                                                                                   ======     ======        ======

Net earnings (loss) per share.............................................................         $(0.06)     $0.06         $0.09
                                                                                                   ======     ======        ======

DILUTED EARNINGS (LOSS) PER SHARE
Net earnings..............................................................................         $  172     $  469        $  662

Less:     Dividends on Series A Convertible Preferred Stock...............................           (158)      (165)            -

          Dividends on Series B Redeemable Preferred Stock................................           (140)      (159)            -
                                                                                                   ------     ------        ------
Net earnings (loss) available to common stockholders......................................         $ (126)    $  145        $  662
                                                                                                   ======     ======        ======

Weighted average common shares  outstanding...............................................          2,213      2,429         2,429

Add:      Dilutive effect of options......................................................              -        203           203

          Conversion of Series A Convertible Preferred Stock (1)..........................              -          -         2,400

          Shares issued in connection with the initial public offering....................              -          -         2,588
                                                                                                   ------     ------        ------
Weighted average common shares as adjusted................................................          2,213      2,632         7,620
                                                                                                   ======     ======        ======

Net earnings (loss) per share.............................................................         $(0.06)     $0.06         $0.09
                                                                                                   ======     ======        ======

(1) In connection with the initial public offering, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in the Company's Prospectus dated April 15, 1998. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the Company's limited operating history, acquisition strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and the government regulation of the dental industry. These and other risks are further described in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement on Form S-1(File No. 333-39981).

OVERVIEW

  American Dental Partners, Inc. and its subsidiaries (the "Company") is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets in the United States. The Company was formed in December 1995, commenced operations in January 1996 and began engaging in dental practice management operations in November 1996, concurrent with the completion of its first dental group practice affiliation. The Company's rapid growth has resulted primarily from the Company's affiliations with dental group practices. Since its inception through April 30, 1998, the Company has successfully completed affiliations with 13 dental group practices and currently operates 90 dental facilities with 679 operatories in six states.

AFFILIATION SUMMARY

  When affiliating with a dental group practice, the Company acquires substantially all its assets, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enters into a long-term service agreement with the affiliated dental practice or professional corporation (the "PC"). Under its service agreements, the Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of the Company's service agreements is for an initial term of 40 years. The Company does not own or control the affiliated dental practices and, accordingly, does not consolidate the financial statements of the PCs with those of the Company.

 1997 Transactions

  During 1997, the Company acquired substantially all the assets of six dental group practices and Orthocare Ltd., a related entity of one of these practices, and simultaneously entered into 40-year service agreements with four of these affiliated dental groups (two practices joined existing affiliates).

 1998 Transaction (completed through March 31, 1998)

  On January 1, 1998, the Company acquired substantially all the assets of a dental group practice and simultaneously entered into a 40-year service agreement with the affiliated dental group, Associated Dental Care Providers, P.C., in Tucson, Arizona.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

 Overview

  The Company's net earnings amounted to $172,000 or $(0.06) per share for the three months ended March 31, 1997, as compared with net earnings of $469,000 or $0.06 per share for the three months ended March 31, 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


 Results of Operations

  Net Revenue. Net revenue for the Company represents the aggregate fees charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which the Company agrees to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse the Company for expenses incurred in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. Additionally, the Company's net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

  Net revenue increased from $11,226,000 for 1997 to $18,171,000 for 1998, an increase of approximately 62%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 and 1998 Transactions for the entire period.
In addition, same market growth from the Company's affiliates in Austin, Milwaukee and Minneapolis resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($7,833,000 for 1997 as compared with $12,204,000 for 1998), management service fees ($2,399,000 for 1997 as compared with $3,925,000 for 1998) and revenue related to the arrangement of the provision of care to patients ($994,000 for 1997 as compared with $2,042,000 for 1998). Expense reimbursments included rent expense ($728,000 for 1997 as compared with $1,164,000 for 1998) and other operating expenses ($7,105,000 for 1997 as compared with $11,040,000 for 1998). Management service fees included a monthly fee ($2,299,000 for 1997 as compared with $3,740,000 for 1998) and an additional variable fee ($100,000 for 1997 as compared with $185,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 63% and 44% of the Company's consolidated net revenue for 1997 and 1998, respectively.

  Salaries and Benefits Expense. Salaries and benefits expense are for personnel working for the Company at the dental facilities, as well as the local operating management. At the facility level, the Company generally employs the dental hygienists, dental assistants and administrative staff. The local operating management team supervises and supports the staff at the dental facilities. Salaries and benefits amounted to $6,189,000 or approximately 55% of net revenue for 1997, as compared with $9,649,000 or approximately 53% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted from a combination of more efficient utilization of staff and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $1,334,000 for 1997 to $2,196,000 for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. As a percentage of net revenue, these costs remained relatively consistent at approximately 12% for 1997 and for 1998.

  Office Occupancy Expense. Office occupancy includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market. The Company generally assumes existing lease obligations of the affiliated dental group practice upon completion of affiliation. Office occupancy expense amounted to $1,008,000 for 1997, as compared with $1,609,000 for 1998. As a percentage of net revenue, these costs remained relatively consistent from 1997 to 1998 at approximately 9%.

  Other Operating Expenses. Other operating expenses consist of professional fees, marketing costs and other general and administrative expenses at the dental facilities. Other expenses amounted to $1,366,000 or approximately 12% of net revenue for 1997, as compared with $1,645,000 or approximately 9% of net revenue for 1998. Other costs decreased as a percentage of net revenue due to the regionalization of administrative functions in certain markets, a reduction of consulting costs as a result of hiring certain personnel and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



  General Corporate Expenses.   General corporate expenses consist of
compensation expense for the Company's corporate personnel and administrative staff, as well as facility and other administrative costs of the Company's corporate offices. The Company provides management, administrative, third party contracting and other services to the affiliated groups. General corporate expenses were $735,000 or approximately 7% of net revenue for 1997, as compared with $975,000 or approximately 5% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. The level of general corporate expenses will likely continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities. Depreciation expense was $356,000 for 1997, as compared with $556,000 for 1998. Depreciation expense, which remained relatively consistent at approximately 3% of net revenue, included depreciation related primarily to the assets acquired and capital expenditures incurred in connection with the Company's completed affiliations. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangible Assets. Amortization of intangibles relates to intangible assets incurred in connection with the affiliations and acquisitions to date. Amortization of intangibles was $93,000 or approximately 1% of net revenue for 1997, as compared with $333,000 or approximately 2% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's seven affiliations and one acquisition completed during 1997 and one affiliation completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangible assets recorded in connection with future affiliations.

  Interest Expense (Income), Net. Net interest expense (income) was ($27,000) and $439,000 for 1997 and 1998, respectively. Interest income for 1997 resulted from earnings on proceeds received from the Company's private sales of equity securities. Interest expense for 1998 resulted from borrowings under the Company's credit facility and the issuance of subordinated notes in connection with completed affiliations.

  Income Taxes. The Company incurred no income tax expense for 1997, as compared with $300,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in no income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $300,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from its private sales of equity securities, borrowings under its revolving line of credit and cash generated from operations. From November 1996 (the date of the Company's first dental group practice affiliation) through March 31, 1998, the Company has completed ten acquisitions and affiliations for aggregate consideration of $26,672,000 in cash, $5,073,000 in subordinated promissory notes and 1,829,034 shares of Common Stock.

  For the three months ended March 31, 1997 and 1998, cash provided by (used for) operating activities amounted to ($621,000) and $240,000, respectively. Cash used for operating activities during 1997 resulted primarily from the Company's general corporate expenses, due to investment in its infrastructure,
exceeding cash generated from operating activities.   In 1998, earnings
generated from same market growth and from acquisitions and affiliations were sufficient to cover general corporate expenses and generate cash from operations.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



  For the three months ended March 31, 1997 and 1998, cash used for investing activities amounted to $3,339,000 and $3,682,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $1,913,000 for 1997 and $2,590,000 for 1998. Cash used for capital expenditures was $1,028,000 and $669,000 for 1997 and 1998, respectively. Capital expenditures in 1997 included costs associated with the addition of dental facilities in Austin and Milwaukee. Capital expenditures for 1998 included costs associated with the addition of new operatories in Austin, Milwaukee and Minneapolis. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures. In addition, capital expenditures include the continued investment in information systems.

  For the three months ended March 31, 1997 and 1998, cash provided from (used for) financing activities amounted to ($700,000) and $3,463,000, respectively. Cash used for financing activities during 1997 resulted from the repayment of certain indebtedness. Cash provided from financing activities for the three months ended March 31, 1998 resulted primarily from borrowings under the Company's revolving credit facility.

  In April 1997, the Company entered into a $30 million revolving line of credit agreement with Fleet National Bank. The credit facility is being used for general corporate purposes, including acquisitions. Borrowings under this line of credit bear interest at either prime- or LIBOR-based rates, at the Company's option, plus a margin based upon the Company's debt coverage ratio, which ranges up to 0.50% for prime-based loans and up to 2.125% for LIBOR-based loans. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in April 2000. There was no balance outstanding under this line as of May 8, 1998.

  Effective April 16, 1998, the Company sold 2,250,000 shares of Common Stock in an initial public offering at $15.00 per share. Effective May 4, 1998, the Company sold an additional 337,500 shares of Common Stock at $15.00 per share pursuant to the over-allotment option granted to the underwriters. Net proceeds to the Company after deducting underwriting discounts and commissions and offering costs, including the over-allotment option, were approximately $34,596,000. Such proceeds have been used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000 and (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000. The remaining balance will be used for general corporate purposes, including affiliations with additional dental group practices.

  The Company believes that the remaining net proceeds from the offering, cash generated from operations and amounts available under its revolving credit facility will be sufficient to fund its anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months.

                         AMERICAN DENTAL PARTNERS, INC.
                  PART I.  FINANCIAL INFORMATION--(CONTINUED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following reports the use of proceeds information in accordance with Rule 463 under the Securities Act of 1933, as amended (the "Act"), and Item 701(f) of Regulation S-K:

         (1) The effective date of the Company's Registration Statement on Form S-1, as amended, was April 15, 1998, and the SEC file number assigned to this Registration Statement was File No. 333-39981. In addition, and in connection with the foregoing Registration Statement, the Company filed a Registration Statement on Form S-1 under Rule 462(b) of the Act, which Registration Statement was automatically effective upon its filing on April 15, 1998. The SEC file number assigned to this Registration Statement was File No. 333-50241. These Registration Statements are hereinafter collectively referred to as the Registration Statement.

         (2)  The offering commenced on April 16, 1998.

         (3)  Not applicable.

         (4)  Securities sold:

              (i) The offering terminated on May 6, 1998, which was the date all sales were completed for the securities registered pursuant to the Registration Statement.
              (ii) Managing Underwriters: BT Alex. Brown, BancAmerica Robertson Stephens and Piper Jaffray Inc.
              (iii) Title of Class of Securities Registered: Common Stock, $0.01 par value
              (iv) All shares of Common Stock were sold for the account of the Company.
                     Amount Registered: 2,587,500 shares
                     Aggregate offering price of amount registered: $38,812,500 Amount sold: 2,587,500 shares
                     Aggregate offering price of amount sold: $38,812,500
              (v) From the effective date of the Registration Statement through May 8, 1998, no direct or indirect payments of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were made to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II.  OTHER INFORMATION--(CONTINUED)




               From the effective date of the Registration Statement through May 8, 1998, direct or indirect payments of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were made to others as follows:

                  Underwriting discounts and commissions:   $2,716,875
                  Finder's Fees:  $-0-
                  Expenses paid to or for underwriters:  $-0-
                  Other expenses:  $1,500,000 (estimated)
                  Total Expenses:  $4,216,875 (estimated)

         (vi) The net proceeds to the Company after deducting the total expenses described in Item (4)(v) were $34,595,625 (estimated).

         (vii) From the effective date of the Registration Statement through May 8, 1998, $7,029,086 of net offering proceeds were paid to directors, officers or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company, which payments were made for the purpose of redeeming the Company's Series B Redeemable Preferred Stock.

               From the effective date of the Registration Statement through May 8, 1998, the net offering proceeds paid to others, along with the purpose of such payments, were as follows:

                Redemption of Series B Redeemable Preferred Stock: $821,544 Repayment of indebtedness under the Company's revolving credit facility, including accrued interest:
                  $20,651,051
                Temporary investment in short-term money
                  market funds:  $6,093,994 (estimated)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 27, 1998, Gregory T. Swenson, D.D.S., was elected as a Class I director of the Company for a three-year term expiring at the Company's 2001 annual meeting of stockholders. Dr. Swenson was elected pursuant to a written consent executed by stockholders owning 61.5% of the capital stock entitled to vote on such matter. The term of office for all other directors of the Company continued following the date of such consent.


ITEM 5.  OTHER INFORMATION

         Not applicable.

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II.  OTHER INFORMATION  (CONTINUED)




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              (27) Financial Data Schedule for the quarter ended March 31, 1998.

         (B)  REPORTS ON FORM 8-K

              There have been no reports on Form 8-K filed by the Company during the three months ended March 31, 1998.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MAY 11, 1998                            AMERICAN DENTAL PARTNERS, INC.



                                        /s/  Ronald M. Levenson
                                        ---------------------------------------
                                        Ronald M. Levenson
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (duly authorized signatory and principal
                                           financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------



                                                                       PAGE
                                                                       ----

(27)    Financial Data Schedule for the quarter ended March 31, 1998    19