Form 10-Q
period 1998-06-30
AMERICAN DENTAL PARTNERS INC
filed 1998-08-10
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ----------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                       [X]   YES               [_]   NO


Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

       Common Stock, $0.01 par value, outstanding as of August 6, 1998:
                               7,426,406 shares

================================================================================
                                                Exhibit Index appears on Page 21

                        AMERICAN DENTAL PARTNERS, INC.

                                     INDEX
                                     -----
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1997
         and June 30, 1998 (unaudited)....................................    3

         Consolidated Statements of Earnings for the Three Months and
         Six Months Ended June 30, 1997 and 1998 (unaudited)..............    4

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 1998 (unaudited) ......................    5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1998 (unaudited)..............    6

         Notes to Interim Consolidated Financial Statements ..............    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   17

Item 2.  Changes in Securities and Use of Proceeds........................   17

Item 3.  Defaults Upon Senior Securities .................................   18

Item 4.  Submission of Matters to a Vote of Security Holders .............   18

Item 5.  Other Information ...............................................   18

Item 6.  Exhibits and Reports on Form 8-K ................................   19

Signature     ............................................................   20

Exhibit Index ............................................................   21

Exhibit 27    ............................................................   22

                        AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        DECEMBER 31,    JUNE 30,
                                                                                            1997         1998
                                                                                       ------------  -----------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents  ........................................................      $ 4,675      $ 2,279
  Accounts receivable  ..............................................................          101          320
  Receivables due from affiliated practices  ........................................        3,207        3,173
  Inventories  ......................................................................          387          380
  Prepaid expenses and other receivables  ...........................................        1,631        1,321
  Deferred income taxes..............................................................            -          449
                                                                                           -------      -------
     Total current assets  ..........................................................       10,001        7,922
                                                                                           -------      -------

Property and equipment, net  ........................................................        8,752       10,848
                                                                                           -------      -------
Non-current assets:
  Intangible assets, net  ...........................................................       28,975       45,314
     Deferred income taxes...........................................................            -          785
  Other assets  .....................................................................          231          528
                                                                                           -------      -------
     Total non-current assets  ......................................................       29,206       46,627
                                                                                           -------      -------
     Total assets  ..................................................................      $47,959      $65,397
                                                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  .................................................................      $ 2,618      $ 2,785
  Accrued compensation, benefits and taxes  .........................................        3,001        3,279
  Accrued expenses  .................................................................        2,666        3,725
  Income taxes payable  .............................................................          183          404
  Current maturities of debt  .......................................................          774          964
                                                                                           -------      -------
     Total current liabilities  .....................................................        9,242       11,157
                                                                                           -------      -------
Non-current liabilities:
  Long-term debt  ...................................................................       21,253        7,993
  Deferred income taxes  ............................................................          231            -
  Other liabilities  ................................................................           27          730
                                                                                           -------      -------
     Total non-current liabilities  .................................................       21,511        8,723
                                                                                           -------      -------
     Total liabilities  .............................................................       30,753       19,880
                                                                                           -------      -------
Series A convertible preferred stock, par value $0.01 per share, 400,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized,
 issued or outstanding as of June 30, 1998  .........................................        8,641            -
Series B redeemable preferred stock, par value $0.01 per share, 70,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized,
 issued or outstanding as of June 30, 1998  .........................................        7,656            -
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 530,000 and 1,000,000 shares
   authorized, no shares issued or outstanding.......................................            -            -
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 2,394,212
   and 7,416,512 shares issued and outstanding.......................................           24           74
  Additional paid-in capital  .......................................................        2,307       45,546
  Unearned compensation  ............................................................          (49)         (37)
  Accumulated deficit  ..............................................................       (1,373)         (66)
                                                                                           -------      -------
     Total stockholders' equity  ....................................................          909       45,517
                                                                                           -------      -------
Commitments and contingencies
     Total liabilities and stockholders' equity  ....................................      $47,959      $65,397
                                                                                           =======      =======

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   -------------------  ------------------
                                                     1997       1998      1997      1998
                                                   ---------  --------  --------  --------
                                                                   (UNAUDITED)
Net revenue......................................   $12,076    $20,217   $23,302   $38,388
                                                    -------    -------   -------   -------
Operating expenses:
   Salaries and benefits.........................     6,339     10,452    12,528    20,101
   Lab fees and dental supplies..................     1,505      2,641     2,839     4,837
   Office occupancy..............................     1,113      1,850     2,121     3,459
   Other operating expenses......................     1,581      1,619     2,947     3,264
   General corporate expenses....................       689      1,056     1,424     2,031
   Depreciation..................................       403        606       759     1,162
   Amortization of intangibles...................       121        413       214       746
                                                    -------    -------   -------   -------
      Total operating expenses...................    11,751     18,637    22,832    35,600
                                                    -------    -------   -------   -------
Earnings from operations.........................       325      1,580       470     2,788
   Interest expense, net.........................       107        206        80       645
                                                    -------    -------   -------   -------
Earnings before income taxes.....................       218      1,374       390     2,143
   Income taxes..................................         7        536         7       836
                                                    -------    -------   -------   -------
   Net earnings..................................   $   211    $   838   $   383   $ 1,307
                                                    =======    =======   =======   =======

Net earnings (loss) per common share:
   Basic.........................................    $(0.04)     $0.12    $(0.10)    $0.21
   Diluted.......................................    $(0.04)     $0.11    $(0.10)    $0.18
Weighted average common shares outstanding:
   Basic.........................................     2,228      6,265     2,219     4,357
   Diluted.......................................     2,228      7,103     2,219     6,056

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                               COMMON STOCK       ADDITIONAL                                       TOTAL
                                            -------------------     PAID-IN        UNEARNED      ACCUMULATED   STOCKHOLDERS'
                                            SHARES      AMOUNT      CAPITAL      COMPENSATION      DEFICIT         EQUITY
                                            -------------------  -------------  ---------------  ------------  --------------

Balance at December 31, 1997  ...........     2,394         $24       $ 2,307             $(49)      $(1,373)        $   909
    Issuance of common stock for
      acquisitions and affiliations  ....        35           -           247                -             -             247
    Issuance of common stock in
      initial public offering, net.......     2,588          26        34,570                -             -          34,596
    Amortization of unearned
      compensation  .....................         -           -             -               12             -              12
    Dividends on Series A convertible
      preferred stock  ..................         -           -          (200)               -             -            (200)
    Dividends on Series B redeemable
      preferred stock  ..................         -           -          (195)               -             -            (195)
    Conversion of Series A convertible
      preferred stock to common stock....     2,400          24         8,817                -             -           8,841
    Net earnings  .......................         -           -             -                -         1,307           1,307
                                              -----         ---       -------             ----       -------         -------
Balance at June 30, 1998  ...............     7,417         $74       $45,546             $(37)      $   (66)        $45,517
                                              =====         ===       =======             ====       =======         =======

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ------------------------------
                                                                                            1997           1998
                                                                                     --------------  --------------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
    Net earnings ....................................................................     $   383         $  1,307
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  ...............................................................         759            1,162
        Amortization of intangibles  ................................................         214              746
        Other amortization  .........................................................          18               53
        Changes in assets and liabilities, net of acquisitions and affiliations:
            Accounts receivable  ....................................................       1,339              110
            Receivables due from affiliated practices  ..............................      (1,079)             278
            Other current assets  ...................................................        (653)            (208)
            Accounts payable and accrued expenses  ..................................        (322)            (155)
            Accrued compensation, benefits and taxes  ...............................        (282)             938
                                                                                          -------         --------
                Net cash provided by operating activities  ..........................         377            4,231
                                                                                          -------         --------

Cash flows from investing activities:
    Acquisitions and affiliations, net of cash acquired  ............................      (3,171)         (15,088)
    Capital expenditures, net  ......................................................      (1,669)          (1,982)
    Other............................................................................        (562)          (1,010)
                                                                                          -------         --------
                Net cash used for investing activities  .............................      (5,402)         (18,080)
                                                                                          -------         --------

Cash flows from financing activities:
    Borrowings under (repayments of) revolving line of credit, net  .................       1,800          (14,665)
    Repayment of borrowings  ........................................................        (700)          (1,479)
    Proceeds from issuance of common stock in initial public offering,
     net of underwriting discounts and commissions...................................           -           36,096
    Redemption of Series B redeemable preferred stock................................           -           (7,851)
    Payment of initial public offering costs  .......................................           -             (648)
    Payment of debt issuance costs  .................................................        (242)               -
                                                                                          -------         --------
                Net cash provided by financing activities  ..........................         858           11,453
                                                                                          -------         --------

Decrease in cash and cash equivalents  ..............................................      (4,167)          (2,396)
Cash and cash equivalents at beginning of period  ...................................       5,836            4,675
                                                                                          -------         --------
Cash and cash equivalents at end of period  .........................................     $ 1,669         $  2,279
                                                                                          =======         ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net  ..................................     $   (15)        $    460
                                                                                          =======         ========
    Cash paid during the period for income taxes, net  ..............................     $    35         $     53
                                                                                          =======         ========

Supplemental disclosure of non-cash information:
    Conversion of Series A convertible preferred stock to common stock...............     $     -         $  8,841
                                                                                          =======         ========

Acquisitions and affiliations:
    Assets acquired .................................................................     $ 4,893         $ 21,459
    Liabilities assumed and issued  .................................................      (1,419)          (6,067)
    Common stock issued  ............................................................         (77)            (247)
                                                                                          -------         --------
    Cash paid .......................................................................       3,397           15,145
    Less cash acquired  .............................................................        (226)             (57)
                                                                                          -------         --------
                Net cash paid for acquisitions and affiliations  ....................     $ 3,171         $ 15,088
                                                                                          =======         ========

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

(2)  INITIAL PUBLIC OFFERING

  Effective April 16, 1998, the Company sold 2,250,000 shares of Common Stock in an initial public offering at $15.00 per share. Effective May 4, 1998, the Company sold an additional 337,500 shares of Common Stock at $15.00 per share pursuant to the over-allotment option granted to the underwriters. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000. Such proceeds were used to
(i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions.

  In connection with the offering, all 400,000 shares of Series A Convertible Preferred Stock were converted to 2,399,995 shares of Common Stock.

(3)  ACQUISITIONS AND AFFILIATIONS

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

  From January 1, 1998 to June 30, 1998, the Company acquired substantially all the assets of six dental group practices and simultaneously entered into 40-year service agreements with three of the affiliated dental groups (three practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $15.1 million in cash, $1.7 million in subordinated promissory notes, $0.9 million in deferred payments, 34,800 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. All transactions completed in 1998 are referred to as the "1998 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




  The 1997 and 1998 Transactions completed through June 30, 1998 are as follows:

                  DATE                         AFFILIATED GROUP               LOCATION
                  ----                         ----------------               --------
March 1997..............................  Malcolm R. Scott, D.D.S.          San Marcos, TX
March 1997..............................  Lakeside Dental Care              Metairie, LA
May 1997................................  Soster Dental Group               Pittsburgh, PA
July 1997...............................  Northpoint Dental Group           Milwaukee, WI
October 1997............................  Wilkens Dental Group              Milwaukee, WI
October 1997............................  Orthocare Group                   Minneapolis, MN
January 1998............................  Associated Dental Care            Tucson, AZ
April 1998..............................  Family Care Dental Centers        Janesville, Kenosha and Racine, WI
April 1998..............................  John E. Carey, D.D.S. and         Madison, WI
                                            James J. Peterman, D.D.S.
April 1998..............................  Leroy S. Crapanzano, D.D.S.       Hammond, LA
June 1998...............................  Reston Dental Group               Reston, VA
June 1998...............................  TSC Dental Centers                Houston, TX


  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price of all the 1997 and 1998 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

  Subsequent to June 30, 1998, the Company acquired substantially all the assets of Indiana Dental Group which joined the Company's existing affiliate in Pittsburgh, PA.

(4)  EARNINGS PER SHARE

  Earnings per share are computed based on Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Accordingly, the assumed conversion of Series A Convertible Preferred Stock and the effect of stock options were not included in the calculation of Diluted EPS for the three months and six months ended June 30, 1997, as the inclusion of these items would have been antidilutive.

                        AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months and six months ended June 30:

                                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                   JUNE 30,               JUNE 30,
                                                                           --------------------------------------------
                                                                               1997        1998        1997       1998
                                                                           --------------------------------------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE
Net earnings..............................................................     $  211     $  838      $  383     $1,307
Less:     Dividends on Series A Convertible Preferred Stock...............       (158)       (35)       (316)      (200)
          Dividends on Series B Redeemable Preferred Stock................       (140)       (36)       (280)      (195)
                                                                               ------     ------      ------     ------
Net earnings (loss) available to common stockholders......................     $  (87)    $  767      $ (213)    $  912
                                                                               ======     ======      ======     ======

Weighted average common shares outstanding................................      2,228      6,265       2,219      4,357
                                                                               ======     ======      ======     ======

Net earnings (loss) per share.............................................    $(0.04)     $0.12      $(0.10)     $0.21
                                                                              ======     ======      ======     ======

DILUTED EARNINGS (LOSS) PER SHARE
Net earnings..............................................................     $  211     $  838      $  383     $1,307
Less:     Dividends on Series A Convertible Preferred Stock...............       (158)         -        (316)         -
          Dividends on Series B Redeemable Preferred Stock................       (140)       (36)       (280)      (195)
                                                                               ------     ------      ------     ------
Net earnings (loss) available to common stockholders......................     $  (87)    $  802      $ (213)    $1,112
                                                                               ======     ======      ======     ======

Weighted average common shares outstanding................................      2,228      6,265       2,219      4,357
Add:      Dilutive effect of options......................................          -        311           -        240
          Assumed conversion of Series A Convertible Preferred Stock (1)..          -        527           -      1,459
                                                                               ------     ------      ------     ------
Weighted average common shares as adjusted................................      2,228      7,103       2,219      6,056
                                                                               ======     ======      ======     ======

Net earnings (loss) per share.............................................     $(0.04)     $0.11      $(0.10)     $0.18
                                                                               ======     ======      ======     ======

(1) In connection with the initial public offering, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of April 1, 1998 and January 1, 1998 for the three months and six months ended June 30, 1998, respectively.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in the Company's Prospectus dated April 15, 1998. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the Company's limited operating history, acquisition strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and the government regulation of the dental industry. These and other risks are further described in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement on Form S-1 (File No. 333-39981).

OVERVIEW

  American Dental Partners, Inc. and its subsidiaries (the "Company") is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets in the United States. The Company was formed in December 1995, commenced operations in January 1996 and began engaging in dental practice management operations in November 1996, concurrent with the completion of its first dental group practice affiliation. The Company's rapid growth has resulted primarily from the Company's affiliations with dental group practices. From November 1996 (the date of the Company's first dental group practice affiliation) to June 1998, the Company completed affiliations with 15 dental group practices and, at June 30, 1998, operated 96 dental facilities with 760 operatories in seven states.

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

 1998 Transactions (completed through June 30, 1998)

  Since the beginning of 1998, the Company has acquired substantially all the assets of six dental group practices and simultaneously entered into 40-year service agreements with three of the affiliated dental groups (three practices joined existing affiliates).

COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue. The Company's affiliated dental group practices generate revenue from patients and third party payors under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges allowable by third party payors pursuant to certain reimbursement and managed care contracts.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  The PC reimburses the Company for expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to the Company for management services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental hygienists and dental assistants), lab fees, dental supplies, office occupancy costs of the dental facilities (rent, utilities, etc.) and depreciation related to the fixed assets at the dental facilities. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits and certain other expenses of the dentists.

  Net Revenue. Net revenue for the Company represents the aggregate fees charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which the Company agrees to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse the Company for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. The Company's service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of the Company and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of its dental facilities. In those situations, no additional variable fee is applicable. Additionally, the Company's net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

  Operating Expenses. Operating expenses (excluding general corporate expenses, depreciation and amortization of intangibles) consist of the expenses incurred by the Company in fulfilling its obligations under the service agreements.
These expenses are operating costs and expenses that would have been incurred by the affiliated dental groups had they not affiliated with the Company and include non-dentist salaries and benefits, lab fees and dental supplies, office occupancy costs and other expenses related to operations. Salaries and benefits expense are for personnel working for the Company at the dental facilities, as well as the local operating management. At the facility level, the Company generally employs the administrative staff and, where permitted by law, the dental hygienists and dental assistants. The local operating management team supervises and supports the staff at the dental facilities. Office occupancy includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market. Other expenses consist of professional fees, marketing costs and other general and administrative expenses.

  General Corporate Expenses. General corporate expenses consist of compensation expenses for the Company's corporate personnel and administrative staff, as well as facility and other administrative costs of the Company's corporate offices. The Company provides management, administrative, third party contracting and other services to the affiliated groups.

  Depreciation. Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities.

  Amortization of Intangibles. Amortization of intangibles relates to intangible assets incurred in connection with the 1996, 1997 and 1998 Transactions.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

 Overview

  The Company's net earnings amounted to $211,000 or a diluted loss per share available to common stockholders of $(0.04) for the three months ended June 30, 1997, as compared with net earnings of $838,000 or diluted earnings per share of $0.11 for the three months ended June 30, 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  Net Revenue. Net revenue increased from $12,076,000 for 1997 to $20,217,000 for 1998, an increase of approximately 67%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from the Company's affiliates in Austin, Milwaukee, Minneapolis and New Orleans resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($8,354,000 for 1997 as compared with $13,441,000 for 1998), management service fees ($2,809,000 for 1997 as compared with $4,730,000 for 1998) and revenue related to the arrangement of the provision of care to patients ($913,000 for 1997 as compared with $2,046,000 for 1998). Expense reimbursements included rent expense ($793,000 for 1997 as compared with $1,372,000 for 1998) and other operating expenses ($7,561,000 for 1997 as compared with $12,069,000 for 1998). Management service fees included a monthly fee ($2,527,000 for 1997 as compared with $4,241,000 for 1998) and an additional variable fee ($282,000 for 1997 as compared with $489,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 61% and 42% of the Company's consolidated net revenue for 1997 and 1998, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $6,339,000 or 52.5% of net revenue for 1997, as compared with $10,452,000 or 51.7% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $1,505,000 or 12.5% of net revenue for 1997 to $2,641,000 or 13.1% of net revenue for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of an increase in the mix of procedures requiring more extensive lab work, the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases and precious metals surcharges from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $1,113,000 for 1997, as compared with $1,850,000 for 1998. As a percentage of net revenue, these costs remained consistent from 1997 to 1998 at 9.2%.

  Other Operating Expenses. Other expenses amounted to $1,581,000 or 13.1% of net revenue for 1997, as compared with $1,619,000 or 8.0% of net revenue for 1998. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, a reduction of the Minnesota Care Tax rate from 2.0% to 1.5% and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

  General Corporate Expenses. General corporate expenses were $689,000 or 5.7% of net revenue for 1997, as compared with $1,056,000 or 5.2% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses will likely continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  Depreciation. Depreciation expense was $403,000 or 3.3% of net revenue for 1997, as compared with $606,000 or 3.0% of net revenue for 1998. Depreciation expense included depreciation related primarily to the assets acquired and capital expenditures associated with the addition of two new dental facilities in Minneapolis and the addition of new operatories in Austin, Milwaukee and Minneapolis. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $121,000 or 1.0% of net revenue for 1997, as compared with $413,000 or 2.0% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's six affiliations and one acquisition completed during 1997 and six affiliations completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $107,000 or 0.9% of net revenue for 1997, as compared with $206,000 or 1.0% of net revenue for 1998.
The increase in interest expense resulted primarily from an increase in average borrowings under the Company's revolving credit facility in 1998 as compared with 1997. In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998. This increase in interest expense was partially offset by an increase in interest income as a result of the temporary investment of the net proceeds from the initial public offering. As a percentage of net revenue, net interest expense remained relatively consistent from 1997 to 1998.

  Income Taxes. The Company incurred income tax expense of $7,000 for 1997, as compared with $536,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in minimal income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $536,000.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

 Overview

  The Company's net earnings amounted to $383,000 or a diluted loss per share available to common stockholders of $(0.10) for the six months ended June 30, 1997, as compared with net earnings of $1,307,000 or diluted earnings per share of $0.18 for the six months ended June 30, 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $23,302,000 for 1997 to $38,388,000 for 1998, an increase of approximately 65%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from the Company's affiliates in Austin, Milwaukee and Minneapolis resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($16,187,000 for 1997 as compared with $25,645,000 for 1998), management service fees ($5,208,000 for 1997 as compared with $8,655,000 for 1998) and revenue related to the arrangement of the provision of care to patients ($1,907,000 for 1997 as compared with $4,088,000 for 1998). Expense reimbursements included rent expense ($1,521,000 for 1997 as compared with $2,536,000 for 1998) and other operating expenses ($14,666,000 for 1997 as compared with $23,109,000 for 1998). Management service fees included a monthly fee ($4,826,000 for 1997 as compared with $7,981,000 for 1998) and an additional variable fee ($382,000 for 1997 as compared with $674,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 62% and 43% of the Company's consolidated net revenue for 1997 and 1998, respectively.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  Salaries and Benefits Expense. Salaries and benefits amounted to $12,528,000 or 53.8% of net revenue for 1997, as compared with $20,101,000 or 52.4% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $2,839,000 or 12.2% of net revenue for 1997 to $4,837,000 or 12.6% of net revenue for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of an increase in the mix of procedures requiring more extensive lab work, the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases and precious metals surcharges from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $2,121,000 for 1997, as compared with $3,459,000 for 1998. As a percentage of net revenue, these costs remained relatively consistent at 9.1% for 1997 and 9.0% for 1998.

  Other Operating Expenses. Other expenses amounted to $2,947,000 or 12.6% of net revenue for 1997, as compared with $3,264,000 or 8.5% of net revenue for 1998. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, a reduction of the Minnesota Care Tax rate from 2.0% to 1.5% and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

  General Corporate Expenses. General corporate expenses were $1,424,000 or 6.1% of net revenue for 1997, as compared with $2,031,000 or 5.3% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses will likely continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $759,000 or 3.3% of net revenue for 1997, as compared with $1,162,000 or 3.0% of net revenue for 1998. Depreciation expense included depreciation related primarily to assets acquired and capital expenditures associated with the addition of three new dental facilities in Minneapolis and the addition of new operatories in Austin, Milwaukee and Minneapolis. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $214,000 or 0.9% of net revenue for 1997, as compared with $746,000 or 1.9% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's six affiliations and one acquisition completed during 1997 and six affiliations completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $80,000 or 0.3% of net revenue for 1997, as compared with $645,000 or 1.7% of net revenue for 1998. The increase in interest expense resulted primarily from increased average borrowings under the Company's credit facility in 1998 as compared with 1997.
In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


  Income Taxes. The Company incurred income tax expense of $7,000 for 1997, as compared with $836,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in minimal income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $836,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from its sales of equity securities, borrowings under its revolving line of credit and cash generated from operations. From November 1996 (the date of the Company's first dental group practice affiliation) through June 30, 1998, the Company completed 15 dental group practice affiliations for aggregate consideration of $39,290,000 in cash, $6,318,000 in subordinated promissory notes, $890,000 in deferred payments, 1,829,034 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001.

  For the six months ended June 30, 1997 and 1998, cash provided by operating activities amounted to $377,000 and $4,231,000, respectively. The increase in cash from operations resulted primarily from earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

  For the six months ended June 30, 1997 and 1998, cash used in investing activities amounted to $5,402,000 and $18,080,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $3,171,000 for 1997 and $15,088,000 for 1998. Cash used for capital expenditures was $1,669,000 and $1,982,000 for 1997 and 1998, respectively. Capital expenditures for 1997 included costs associated with the addition of dental facilities in Austin and Milwaukee. Capital expenditures for 1998 included costs associated with the addition of three new dental facilities in Minneapolis and the addition of new operatories in Austin, Milwaukee and Minneapolis. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

  For the six months ended June 30, 1997 and 1998, cash provided by financing activities amounted to $858,000 and $11,453,000, respectively. Cash provided by financing activities during 1997 resulted from borrowings under the Company's revolving line of credit of $1,800,000, net of the repayment of certain indebtedness and the payment of debt issuance costs. Cash provided by financing activities in 1998 resulted primarily from net proceeds received from the Company's initial public offering. During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in their initial public offering at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering costs were approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000 and (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions.

  In April 1997, the Company entered into a $30 million revolving line of credit agreement with Fleet National Bank. The credit facility is being used for general corporate purposes, including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime- or LIBOR-based rates, at the Company's option, plus a margin based upon the Company's debt coverage ratio, which ranges up to 0.50% for prime-based loans and up to 2.125% for LIBOR-based loans. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The Company is also required to comply with certain financial and other covenants. The line of credit matures in April 2000. The outstanding balance under this line as of July 31, 1998 was $3,035,000.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of July 31, 1998, 740,106 shares and $24,790,000 of notes remain available.

  The Company believes that cash generated from operations and amounts available under its revolving credit facility will be sufficient to fund its anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months.

YEAR 2000 ISSUE

  The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the year. Accordingly, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions in operations, including the temporary inability to process transactions, send invoices or statements, or engage in similar normal business activities. The Company utilizes software and related computer technologies essential to its operations.

  All operating systems, the general ledger system and network communication software system utilized by the Company are either already Year 2000 compliant or will be Year 2000 compliant upon installation of available patches or upgrades. The Company also uses various dental practice management software systems in its affiliated dental group practices, some of which are already Year 2000 compliant. In particular, the Company's proprietary practice management system, Comdent, is Year 2000 compliant. The Company intends, when appropriate, to convert its current and future affiliated dental group practices to Comdent. In general, the other practice management systems are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of 1998 or early 1999. The Company believes that costs associated with Year 2000 compliance issues will not be material to the Company's financial position or results of operations.

  The Company has not yet determined the extent to which the systems of third parties with whom the Company has a significant relationship may be vulnerable to Year 2000 and what impact, if any, these Year 2000 issues would have on the Company.

                        AMERICAN DENTAL PARTNERS, INC.
                  PART I.  FINANCIAL INFORMATION - (CONTINUED)


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

              (ii) Managing Underwriters: BT Alex. Brown, BancAmerica Robertson Stephens and Piper Jaffray Inc.

              (iii) Title of Class of Securities Registered: Common Stock, $0.01
                    par value

              (iv) All shares of Common Stock were sold for the account of the Company. Amount Registered: 2,587,500 shares Aggregate offering price of amount registered: $38,812,500 Amount sold: 2,587,500 shares Aggregate offering price of amount sold: $38,812,500

              (v) From the effective date of the Registration Statement through August 6, 1998, no direct or indirect payments of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were made to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

                        AMERICAN DENTAL PARTNERS, INC.
                   PART II.  OTHER INFORMATION  (CONTINUED)


                From the effective date of the Registration Statement through August 6, 1998, direct or indirect payments of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were made to others as follows:

                    Underwriting discounts and commissions:   $2,716,875
                    Finder's Fees:  $-0-
                    Expenses paid to or for underwriters:  $-0-
                    Other expenses:  $1,500,000 (estimated)
                    Total Expenses:  $4,216,875 (estimated)

          (vi) The net proceeds to the Company after deducting the total expenses described in Item (4)(v) were $34,595,625 (estimated). All net proceeds have been applied in the manner described in item (4)(vii).

          (vii) From the effective date of the Registration Statement through August 6, 1998, $7,029,086 of net offering proceeds were paid to directors, officers or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company, which payments were made for the purpose of redeeming the Company's Series B Redeemable Preferred Stock.

                From the effective date of the Registration Statement through August 6, 1998, the net offering proceeds paid to others, along with the purpose of such payments, were as follows:

                    Redemption of Series B Redeemable Preferred Stock: $821,544 Repayment of indebtedness under the Company's revolving credit facility, including accrued interest: $20,651,051
                    Payments in connection with acquisition and affiliation
                        transactions: $6,093,994 (estimated)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

     Not applicable.

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II.  OTHER INFORMATION  (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              (27)  Financial Data Schedule.

         (B)  REPORTS ON FORM 8-K

              The Company filed a Form 8-K, dated June 11, 1998, reporting the acquisition of certain non-clinical assets of and affiliation with Reston Dental Group, P.C. on June 3, 1998.

                        AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AUGUST 10, 1998                         AMERICAN DENTAL PARTNERS, INC.



                                        /s/ Ronald M. Levenson
                                        ----------------------------------------
                                        Ronald M. Levenson
                                        Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                        (duly authorized signatory and principal
                                            financial officer)

                        AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------



                                                                            PAGE
                                                                            ----

(27)    Financial Data Schedule.                                             22