Form 10-Q
period 1998-09-30
AMERICAN DENTAL PARTNERS INC
filed 1998-11-06
CIK 1028087

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


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


                          X   YES                       NO
                        ------                     ----

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

     Common Stock, $0.01 par value, outstanding as of November 5, 1998:
7,436,066 shares


================================================================================

                                                Exhibit Index appears on Page 20

                        AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----

                                                                                                                 PAGE
                                                                                                                 ----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1997
          and September 30, 1998 (unaudited).............................................................          3

          Consolidated Statements of Earnings for the Three Months and
          Nine Months Ended September 30, 1997 and 1998 (unaudited)......................................          4

          Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended September 30, 1998 (unaudited) ..............................................          5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1998 (unaudited)......................................          6

          Notes to Interim Consolidated Financial Statements ............................................          7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................................         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................         18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .............................................................................         18

Item 2.   Changes in Securities and Use of Proceeds......................................................         18

Item 3.   Defaults Upon Senior Securities ...............................................................         18

Item 4.   Submission of Matters to a Vote of Security Holders ...........................................         18

Item 5.   Other Information .............................................................................         18

Item 6.   Exhibits and Reports on Form 8-K ..............................................................         18

Signature................................................................................................         19

Exhibit Index............................................................................................         20

Exhibit 27...............................................................................................         21


                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                                           1997          1998
                                                                                           ----          ----
ASSETS                                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................................       $ 4,675        $ 3,134
  Accounts receivable...............................................................           101            281
  Receivables due from affiliated practices.........................................         3,207          3,984
  Inventories.......................................................................           387            388
  Prepaid expenses and other receivables............................................         1,631          1,331
  Deferred income taxes.............................................................             -            449
                                                                                           -------        -------
     Total current assets...........................................................        10,001          9,567
                                                                                           -------        -------

Property and equipment, net.........................................................         8,752         11,562
                                                                                           -------        -------
Non-current assets:
  Intangible assets, net.............................................................       28,975         49,042
  Deferred income taxes..............................................................            -            785
  Other assets.......................................................................          231            496
                                                                                           -------        -------
     Total non-current assets........................................................       29,206         50,323
                                                                                           -------        -------
     Total assets....................................................................      $47,959        $71,452
                                                                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $ 2,618        $ 3,031
  Accrued compensation, benefits and taxes............................................       3,001          3,364
  Accrued expenses....................................................................       2,666          4,222
  Income taxes payable................................................................         183          1,139
  Current maturities of debt..........................................................         774          1,021
                                                                                           -------        -------
     Total current liabilities........................................................       9,242         12,777
                                                                                           -------        -------
Non-current liabilities:
  Long-term debt......................................................................      21,253         11,047
  Deferred income taxes...............................................................         231              -
  Other liabilities...................................................................          27            753
                                                                                           -------        -------
     Total non-current liabilities....................................................      21,511         11,800
                                                                                           -------        -------
     Total liabilities................................................................      30,753         24,577
                                                                                           -------        -------
Series A convertible preferred stock, par value $0.01 per share, 400,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized,
    issued or outstanding as of September 30, 1998....................................       8,641              -
Series B redeemable preferred stock, par value $0.01 per share, 70,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized,
    issued or outstanding as of September 30, 1998....................................       7,656              -
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 530,000 and 1,000,000 shares
    authorized, no shares issued or outstanding........................................          -              -
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 2,394,212
    and 7,436,066 shares issued and outstanding........................................         24             74
  Additional paid-in capital...........................................................      2,307         45,742
  Unearned compensation................................................................        (49)           (30)
  Retained earnings (accumulated deficit)..............................................     (1,373)         1,089
                                                                                           -------        -------
     Total stockholders' equity........................................................        909         46,875
                                                                                           -------        -------
Commitments and contingencies
     Total liabilities and stockholders' equity........................................    $47,959        $71,452
                                                                                           =======        =======

     See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                           ---------------------   ---------------------
                                                                               1997       1998      1997        1998
                                                                               ----       ----      ----        ----
                                                                                             (UNAUDITED)

Net revenue...............................................................    $13,318    $22,334  $36,620        $60,722
                                                                              -------    -------  -------        -------
Operating Expenses
   Salaries and benefits..................................................      7,097     11,363   19,625         31,464
   Lab fees and dental....................................................      1,652      2,950    4,491          7,787
   Office occupancy.......................................................      1,247      2,073    3,368          5,532
   Other operating expenses...............................................      1,486      1,759    4,433          5,023
   General corporate expenses.............................................        836        971    2,260          3,002
   Depreciation...........................................................        395        641    1,154          1,803
   Amortization of intangibles............................................        135        491      349          1,237
                                                                              -------    -------  -------        -------
Total operating expenses..................................................     12,848     20,248   35,680         55,848
                                                                              -------    -------  -------        -------
Earnings from operations..................................................        470      2,086      940          4,874
   Interest expense, net..................................................        115        193      195            838
                                                                              -------    -------  -------        -------
Earnings before income taxes..............................................        355      1,893      745          4,036
   Income taxes...........................................................         74        738       81          1,574
                                                                              -------    -------  -------        -------
   Net earnings...........................................................    $   281    $ 1,155  $   664        $ 2,462
                                                                              =======    =======  =======        =======
Net earnings (loss) per common share:
   Basic..................................................................    $ (0.01)   $  0.16  $ (0.10)       $  0.38
   Diluted................................................................    $ (0.01)   $  0.15  $ (0.10)       $  0.34
Weighted average common shares outstanding:
   Basic..................................................................      2,255      7,428    2,232          5,392
   Diluted................................................................      2,255      7,660    2,232          6,593





      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                               COMMON STOCK       ADDITIONAL                                       TOTAL
                                            -------------------     PAID-IN        UNEARNED        RETAINED    STOCKHOLDERS'
                                            SHARES      AMOUNT      CAPITAL      COMPENSATION      EARNINGS        EQUITY
                                            ------      -------  -------------  ---------------  ------------  --------------


Balance at December 31, 1997............      2,394         $24       $ 2,307             $(49)      $(1,373)        $   909
      Issuance of common stock for
         acquisitions and affiliations..         54           -           443                -             -             443
        Issuance of common stock in
            initial public offering,
             net........................      2,588          26        34,570                -             -          34,596
      Amortization of unearned
         compensation...................          -           -             -               19             -              19
      Dividends on Series A convertible
         preferred stock................          -           -          (200)               -             -            (200)
      Dividends on Series B redeemable
         preferred stock................          -           -          (195)               -             -            (195)
        Conversion of Series A convert-
         ible preferred stock to common
             stock......................      2,400          24         8,817                -             -           8,841
      Net earnings......................          -           -             -                -         2,462           2,462
                                              -----         ---       -------             ----       -------         -------
Balance at September 30, 1998...........      7,436         $74       $45,742             $(30)      $ 1,089         $46,875
                                              =====         ===       =======             ====       =======         =======









      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                            1997           1998
                                                                                       --------------  ------------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
    Net earnings.......................................................................      $   664      $  2,462
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation...................................................................        1,154         1,803
        Amortization of intangibles....................................................          349         1,237
        Other amortization.............................................................           39            80
        Changes in assets and liabilities, net of acquisitions and affiliations:
            Accounts receivable........................................................        1,778           769
            Receivables due from affiliated practices..................................       (1,820)         (679)
            Other current assets.......................................................          137          (146)
            Accounts payable and accrued expenses......................................         (334)          317
            Accrued compensation, benefits and taxes...................................         (166)          200
            Income taxes payable.......................................................          110         1,332
                                                                                             -------      --------
                Net cash provided by operating activities..............................        1,911         7,375
                                                                                             -------      --------

Cash flows from investing activities:
    Acquisitions and affiliations, net of cash acquired................................       (3,337)      (18,138)
    Capital expenditures, net..........................................................       (2,102)       (3,142)
    Other..............................................................................       (1,128)       (1,381)
                                                                                             -------      --------
                Net cash used for investing activities.................................       (6,567)      (22,661)
                                                                                             -------      --------

Cash flows from financing activities:
    Borrowings under (repayments of) revolving line of credit, net.....................        2,300       (11,965)
    Repayment of borrowings............................................................         (708)       (1,608)
    Proceeds from issuance of common stock in initial public offering,
      net of underwriting discounts and commissions....................................            -        36,096
    Redemption of Series B redeemable preferred stock..................................            -        (7,851)
    Payment of initial public offering costs...........................................          (71)         (927)
    Payment of debt issuance costs.....................................................         (242)            -
                                                                                             -------      --------
                Net cash provided by financing activities..............................        1,279        13,745
                                                                                             -------      --------

Decrease in cash and cash equivalents..................................................       (3,377)      (1,541)
Cash and cash equivalents at beginning of period.......................................        8,681         4,675
                                                                                             -------      --------
Cash and cash equivalents at end of period ............................................      $ 5,304      $  3,134
                                                                                             =======      ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net......................................      $    33      $    502
                                                                                             =======      ========
    Cash paid during the period for income taxes, net  .                                     $   (29)     $    242
                                                                                             =======      ========

Supplemental disclosure of non-cash information:
    Conversion of Series A convertible preferred stock to common stock.................      $   -        $  8,841
                                                                                              ======      ========

Acquisitions and affiliations:
    Assets acquired....................................................................      $ 5,816      $ 26,686
    Liabilities assumed and issued.....................................................       (2,061)       (7,821)
    Common stock issued................................................................         (172)         (443)
    Cash paid..........................................................................        3,583        18,422
    Less cash acquired.................................................................         (246)         (284)
                                                                                             -------      --------
                Net cash paid for acquisitions and affiliations........................      $ 3,337      $ 18,138
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

(2)  INITIAL PUBLIC OFFERING

  During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in an initial public offering at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions.

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

  From January 1, 1998 to September 30, 1998, the Company acquired substantially all the assets of nine dental group practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (five practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.5 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. All transactions completed in 1998 are referred to as the "1998 Transactions."

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




  The 1997 and 1998 Transactions completed through September 30, 1998 are as follows:

                  DATE                            AFFILIATED GROUP                        LOCATION
                  ----                            ----------------                        --------
March 1997........................        Malcolm R. Scott, D.D.S.          San Marcos, TX
March 1997........................        Lakeside Dental Care              Metairie, LA
May 1997..........................        Soster Dental Group               Pittsburgh, PA
July 1997.........................        Northpoint Dental Group           Milwaukee, WI
October 1997.....................         Wilkens Dental Group              Milwaukee, WI
October 1997.....................         Orthocare Group                   Minneapolis, MN
January 1998.....................         Associated Dental Care            Tucson, AZ
April 1998........................        Family Care Dental Centers        Janesville, Kenosha and Racine, WI
April 1998........................        John E. Carey, D.D.S. and         Madison, WI
                                          James J. Peterman, D.D.S.
April 1998........................        Leroy S. Crapanzano, D.D.S.       Hammond, LA
June 1998.........................        Reston Dental Group               Reston, VA
June 1998.........................        TSC Dental Centers                Houston, TX
July 1998.........................        Indiana Dental Group              Indiana, PA
September 1998..................          Mintz & Pincus Dental Group       Oxen Hill and Waldorf, MD
September 1998..................          Westmore Dental Group             Mt. Pleasant, PA


  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price of all the 1997 and 1998 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

  Effective November 1, 1998, the Company acquired substantially all the assets of St. Croix Valley Orthodontics, Ltd. which joined the Company's existing affiliate in Minneapolis, MN.

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




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

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months and nine months ended September 30:

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ------------------------------------------------------------------
                                                                    1997              1998            1997             1998
                                                            -------------------------------------------------------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic Earnings (Loss) Per Share
Net earnings..............................................     $  281           $1,155          $  664           $2,462

Less:     Dividends on Series A Convertible Preferred             (158)               -            (474)            (200)
          Stock...........................................
          Dividends on Series B Redeemable Preferred              (140)               -            (420)            (195)
          Stock...........................................      ------           ------          ------           ------
Net earnings (loss) available to common                         $  (17)          $1,155          $ (230)          $2,067
 stockholders.............................................      ======           ======          ======           ======

Weighted average common shares outstanding................       2,255            7,428           2,232            5,392
                                                                ======           ======          ======           ======

Net earnings (loss) per share.............................      $(0.01)          $ 0.16          $(0.10)           $0.38
                                                                ======           ======          ======           ======

DILUTED EARNINGS (LOSS) PER SHARE
Net earnings..............................................      $  281           $1,155          $  664           $2,462
Less:     Dividends on Series A Convertible Preferred             (158)               -            (474)               -
          Stock...........................................
          Dividends on Series B Redeemable Preferred              (140)               -            (420)            (195)
          Stock...........................................      ------           ------          ------           ------
Net earnings (loss) available to common                         $  (17)          $1,155          $ (230)          $2,267
 stockholders.............................................      ======           ======          ======           ======

Weighted average common shares outstanding................       2,255            7,428           2,232            5,392
Add:      Dilutive effect of options (1)..................           -              232               -              234
          Assumed conversion of Series A Convertible
          Preferred Stock.................................           -                -               -              967
                                                                ------           ------          ------           ------
Weighted average common shares as adjusted................       2,255            7,660           2,232            6,593
                                                                ======           ======          ======           ======

Net earnings (loss) per share.............................      $(0.01)          $ 0.15          $(0.10)           $0.34
                                                                ======           ======          ======           ======

(1) The assumed conversion of Series A Convertible Preferred Stock and the dilutive effect of stock options were not included in the calculation of Diluted EPS for the three months and nine months ended September 30, 1997, as the inclusion of these items would have been antidilutive.

(2) In connection with the initial public offering, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation for the nine months ended September 30, 1998 assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of January 1, 1998.

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

OVERVIEW

  American Dental Partners, Inc. and its subsidiaries (the "Company") is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets in the United States. The Company was formed in December 1995, commenced operations in January 1996 and began engaging in dental practice management operations in November 1996, concurrent with the completion of its first dental group practice affiliation. The Company's rapid growth has resulted primarily from the Company's affiliations with dental group practices. From November 1996 (the date of the Company's first dental group practice affiliation) to September 1998, the Company completed affiliations with 18 dental group practices and, at September 30, 1998, operated 100 dental facilities with 818 operatories in eight states.

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

 1998 Transactions (completed through September 30, 1998)

  Since the beginning of 1998, the Company has acquired substantially all the assets of nine dental group practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (five practices joined existing affiliates).

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

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

 Overview

  The Company's net earnings amounted to $281,000 or a diluted loss per share available to common stockholders of $(0.01) for the three months ended September 30, 1997, as compared with net earnings of $1,155,000 or diluted earnings per share of $0.15 for the three months ended September 30, 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $13,318,000 for 1997 to $22,334,000 for 1998, an increase of approximately 68%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from the Company's affiliates in Austin, Milwaukee, Minneapolis, New Orleans and Pittsburgh resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($9,220,000 for 1997 as compared with $14,954,000 for 1998), management service fees ($3,190,000 for 1997 as compared with $5,156,000 for 1998) and revenue related to the arrangement of the provision of care to patients ($908,000 for 1997 as compared with $2,224,000 for 1998). Expense reimbursements included rent expense ($895,000 for 1997 as compared with $1,511,000 for 1998) and other operating expenses ($8,325,000 for 1997 as compared with $13,443,000 for 1998). Management service fees included a monthly fee ($2,664,000 for 1997 as compared with $4,658,000 for 1998) and an additional variable fee ($526,000 for 1997 as compared with $498,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 57% and 39% of the Company's consolidated net revenue for 1997 and 1998, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $7,097,000 or 53.3% of net revenue for 1997, as compared with $11,363,000 or 50.9% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $1,652,000 or 12.4% of net revenue for 1997 to $2,950,000 or 13.2% of net revenue for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $1,247,000 for 1997, as compared with $2,073,000 for 1998. As a percentage of net revenue, these costs remained relatively consistent at 9.4% for 1997 and 9.3% for 1998.

  Other Operating Expenses. Other expenses amounted to $1,486,000 or 11.2% of net revenue for 1997, as compared with $1,759,000 or 7.9% of net revenue for 1998. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, a reduction of the Minnesota Care Tax rate from 2.0% to 1.5% and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



  General Corporate Expenses. General corporate expenses were $836,000 or 6.3% of net revenue for 1997, as compared with $971,000 or 4.3% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses will likely continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $395,000 or 3.0% of net revenue for 1997, as compared with $641,000 or 2.9% of net revenue for 1998. Depreciation expense included depreciation related primarily to the assets acquired and capital expenditures associated with the addition of three new dental facilities in Minneapolis in late 1997 and mid-1998 and the addition of new operatories in Austin, Milwaukee and Minneapolis throughout 1998. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $135,000 or 1.0% of net revenue for 1997, as compared with $491,000 or 2.2% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's six affiliations and one acquisition completed during 1997 and nine affiliations completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $115,000 or 0.9% of net revenue for 1997, as compared with $193,000 or 0.9% of net revenue for 1998. The increase in interest expense resulted from an increase in average borrowings under the Company's revolving credit facility in 1998 as compared with 1997. In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998.

  Income Taxes. The Company incurred income tax expense of $74,000 for 1997, as compared with $738,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in minimal income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $738,000.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

 Overview

  The Company's net earnings amounted to $664,000 or a diluted loss per share available to common stockholders of $(0.10) for the nine months ended September 30, 1997, as compared with net earnings of $2,462,000 or diluted earnings per share of $0.34 for the nine months ended September 30, 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



  Net Revenue. Net revenue increased from $36,620,000 for 1997 to $60,722,000 for 1998, an increase of approximately 66%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from the Company's affiliates in Austin, Milwaukee and Minneapolis resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($25,407,000 for 1997 as compared with $40,599,000 for 1998), management service fees ($8,398,000 for 1997 as compared with $13,811,000 for 1998) and revenue related to the arrangement of the provision of care to patients ($2,815,000 for 1997 as compared with $6,312,000 for 1998). Expense reimbursements included rent expense ($2,416,000 for 1997 as compared with $4,047,000 for 1998) and other operating expenses ($22,991,000 for 1997 as compared with $36,552,000 for 1998). Management service fees included a monthly fee ($7,490,000 for 1997 as compared with $12,639,000 for 1998) and an additional variable fee ($908,000 for 1997 as compared with $1,172,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 60% and 42% of the Company's consolidated net revenue for 1997 and 1998, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $19,625,000 or 53.6% of net revenue for 1997, as compared with $31,464,000 or 51.8% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $4,491,000 or 12.3% of net revenue for 1997 to $7,787,000 or 12.8% of net revenue for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $3,368,000 for 1997, as compared with $5,532,000 for 1998. As a percentage of net revenue, these costs remained relatively consistent at 9.2% for 1997 and 9.1% for 1998.

  Other Operating Expenses. Other expenses amounted to $4,433,000 or 12.1% of net revenue for 1997, as compared with $5,023,000 or 8.3% of net revenue for 1998. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, a reduction of the Minnesota Care Tax rate from 2.0% to 1.5% and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

  General Corporate Expenses. General corporate expenses were $2,260,000 or 6.2% of net revenue for 1997, as compared with $3,002,000 or 4.9% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses will likely continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)




  Depreciation. Depreciation expense was $1,154,000 or 3.2% of net revenue for 1997, as compared with $1,803,000 or 3.0% of net revenue for 1998. Depreciation expense included depreciation related primarily to assets acquired and capital expenditures associated with the addition of three new dental facilities in Minneapolis in late 1997 and mid-1998 and the addition of new operatories in Austin, Milwaukee and Minneapolis throughout 1998. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $349,000 or 1.0% of net revenue for 1997, as compared with $1,237,000 or 2.0% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's six affiliations and one acquisition completed during 1997 and nine affiliations completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $195,000 or 0.5% of net revenue for 1997, as compared with $838,000 or 1.4% of net revenue for 1998. The increase in interest expense resulted primarily from increased average borrowings under the Company's credit facility in 1998 as compared with 1997.
In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998.

  Income Taxes. The Company incurred income tax expense of $81,000 for 1997, as compared with $1,574,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in minimal income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $1,574,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from its sales of equity securities, borrowings under its revolving line of credit and cash generated from operations. From January 1, 1997 through September 30, 1998, the Company completed 15 dental group practice affiliations for aggregate consideration of $35,272,000 in cash, $4,595,000 in subordinated promissory notes, $1,015,000 in deferred payments, 235,188 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001.

  For the nine months ended September 30, 1997 and 1998, cash provided by operating activities amounted to $1,911,000 and $7,375,000, respectively. The increase in cash from operations resulted primarily from earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

  For the nine months ended September 30, 1997 and 1998, cash used in investing activities amounted to $6,567,000 and $22,661,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $3,337,000 for 1997 and $18,138,000 for 1998. Cash used for capital expenditures was $2,102,000 and $3,142,000 for 1997 and 1998, respectively. Capital expenditures for 1997 included costs associated with the addition of dental facilities in Austin and Milwaukee. Capital expenditures for 1998 included costs associated with the addition of three new dental facilities in Minneapolis and the addition of new operatories in Austin, Milwaukee and Minneapolis. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)




  For the nine months ended September 30, 1997 and 1998, cash provided by financing activities amounted to $1,279,000 and $13,745,000, respectively. Cash provided by financing activities during 1997 resulted from borrowings under the Company's revolving line of credit of $2,300,000, net of the repayment of certain indebtedness and the payment of debt issuance costs and initial public offering costs. Cash provided by financing activities in 1998 resulted primarily from net proceeds received from the Company's initial public offering. During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in their initial public offering at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering costs were approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000 and (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions.

  In April 1997, the Company entered into a $30 million revolving line of credit agreement with Fleet National Bank. The credit facility is being used for general corporate purposes, including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime- or LIBOR-based rates, at the Company's option, plus a margin based upon the Company's debt coverage ratio, which ranges up to 0.50% for prime-based loans and up to 2.125% for LIBOR-based loans. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The Company is also required to comply with certain financial and other covenants. The line of credit matures in April 2000. The outstanding balance under this line as of September 30, 1998 was $4,735,000.

  The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of October 31, 1998, 730,446 shares and $24,540,000 of notes remain available.

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

  All significant operating systems, the general ledger system and network communication software system utilized by the Company are either already Year 2000 compliant or will be Year 2000 compliant upon installation of available patches or upgrades. The general ledger system has already been satisfactorily tested for compliance.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)



  The Company also uses various dental practice management software systems in its affiliated dental group practices, some of which are already Year 2000 compliant. In particular, the Company's proprietary practice management system, Comdent, is Year 2000 compliant. The Company intends, when appropriate, to convert its current and future affiliated dental group practices to Comdent. As part of its due diligence in connection with future affiliations, the Company will perform a review of the dental practice management software systems being used by those dental practices for Year 2000 compliance. In general, the other practice management systems are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of 1998 or early 1999. Preliminary compliance testing has been done on Comdent and other significant practice management systems and the Company intends to complete all such testing by the end of the second quarter of 1999. Any systems deemed to be non-compliant at such time will be converted to Year 2000 compliant systems by the end of 1999. The Company believes that costs associated with Year 2000 compliance issues will not be material to the Company's financial position or results of operations.

  The Company is still in the process of identifying potential compliance issues with non-information technology ("non-IT") systems such as phone systems and certain other equipment. The Company does not believe the failure of such systems would have a material adverse effect on the Company's operations. Non-IT systems that are not compliant, if any, are expected to be upgraded or replaced by June 30, 1999.

  Year 2000 issues also relate to third parties with which the Company has a significant relationship. The Company intends to identify all significant third party business partners and initiate communications with such third parties in late 1998 and early 1999. The purpose of these communications will be to assess the extent to which their systems are vulnerable to Year 2000 issues, request compliance certification and develop appropriate contingency plans. There can be no assurance, however, that the systems of these significant third parties will be Year 2000 compliant on a timely basis. Potential system failures due to Year 2000 issues related to such third parties could have a material adverse effect on the Company's cash flows and financial condition.

                         AMERICAN DENTAL PARTNERS, INC.
                  PART I.  FINANCIAL INFORMATION--(CONTINUED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              (27)  Financial Data Schedule.

         (B)  REPORTS ON FORM 8-K

         No reports were filed on Form 8-K for the three months ended September 30, 1998.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NOVEMBER 5, 1998                     AMERICAN DENTAL PARTNERS, INC.


                                    /s/  Gregory A. Serrao
                                    -------------------------------
                                    Gregory A. Serrao
                                    Chairman, President and Chief Executive
                                    Officer



                                    /s/  Ronald M. Levenson
                                    -------------------------------
                                    Ronald M. Levenson
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial officer)

                        AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX

                                                          PAGE
                                                          ----

(27) Financial Schedule                                    21