Form 10-K
period 1998-12-31
AMERICAN DENTAL PARTNERS INC
filed 1999-03-09
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ______________________

                                   FORM 10-K
                                   ---------

    [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code: (781) 224-0880 / (781) 224-
                                  4216 (FAX)


          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
               Title of each class            ON WHICH REGISTERED
               -------------------            -------------------
                       None                           None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       X        YES          NO
                                       -----              _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $35,104,000 on March 1, 1999, based on the closing price of such stock, as reported on the Nasdaq National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 1, 1999 was 7,466,880

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive 1999 Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                        AMERICAN DENTAL PARTNERS, INC.
                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
Information Regarding Forward-looking Statements........................       3

PART I.

Item 1.   Business .....................................................       3

Item 2.   Properties....................................................      14

Item 3.   Legal Proceedings.............................................      15

Item 4.   Submission of Matters to a Vote of Security Holders...........      15


PART II.

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................      16

Item 6.   Selected Financial Data.......................................      17

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................      18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....      24

Item 8.   Financial Statements and Supplementary Data...................      25

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................      46


PART III.

Item 10.  Directors and Executive Officers of the Registrant............      46

Item 11.  Executive Compensation........................................      46

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................      46

Item 13.  Certain Relationships and Related Transactions................      46


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................      46

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


     Some of the information in this Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," expect," anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company's risks associated with its acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements, government regulation of the dental industry and year 2000 compliance issues. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-56941).

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

     American Dental Partners, Inc. (the "Company") is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets in the United States. The Company seeks to affiliate with leading dental groups that provide a comprehensive range of dental care services, have outstanding reputations for quality and have proven records of financial performance. From November 1996 (the date of its first affiliation) through December 31, 1998, the Company completed affiliations with 19 dental group practices, and as of December 31, 1998, operated 103 dental facilities with 830 operatories in eight states. The Company's growth has resulted primarily from these affiliations, which consisted of three dental group practice affiliations completed in 1996, six dental group practice affiliations completed in 1997 and ten dental group practice affiliations completed in 1998.

     The Company's affiliation model is designed to create a partnership in management between the Company and the affiliated dental group practice that allows each party to maximize its strengths and retain its autonomy. When affiliating with a dental group practice, the Company acquires substantially all of its non-clinical assets and enters into a long-term service agreement to manage the non-clinical aspects of the dental operations. The Company supports its affiliated dental group practices with a broad range of services designed to enhance practice revenue, improve operating efficiencies and expand operating margins. The Company shares the best practices of its network with each affiliate and provides assistance with information systems, budgeting, financial reporting, facilities management, third-party payor contracting, supplies and equipment procurement, quality assurance initiatives, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

     The Company's objective is to be the leading dental practice management company in the United States. The Company's strategy for achieving this objective is to: (i) expand into carefully selected and diverse geographic markets which have favorable demographics and projected economic growth; (ii) affiliate with leading dental group practices which have reputations for quality care and proven records of financial performance; (iii) increase market penetration in each of its markets through additional affiliations, recruitment of dentists and new facility development; (iv) add value to each affiliated dental group practice by assisting the practice in improving operating performance; and (v) pursue various initiatives to ensure the highest quality of care and service.


DENTAL CARE INDUSTRY

     The market for dental care is large, growing and highly fragmented. The United States Health Care Financing Administration estimates that expenditures for dental care were approximately $50.6 billion in 1997 and will reach approximately $83.4 billion by 2005, representing a compound annual growth rate of approximately 6.4%. The Company believes that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to: (i) improved dental benefits offered by employers; (ii) increased availability and use of dental insurance, including preferred provider organization ("PPO") plans and capitated managed care plans; (iii) increased demand for dental care from an aging population; and (iv) increased demand for cosmetic and preventative procedures. The Company believes that this growth will benefit not only dentists, but companies that provide services to the dental care industry, such as dental practice management companies. However, the failure of any of the foregoing factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in the Company's business.

     Unlike many other sectors of the health care services industry, the dental care industry is in the early stages of consolidation. Although dental care is typically offered by solo practitioners, the trend towards group practice is growing. According to the American Dental Association ("ADA"), in 1995, 11.8% of the approximately 153,300 dentists in the United States were practicing in groups of three or more, up from 4.1% in 1991. The Company believes this consolidation trend will continue.

     Most dental care performed in the United States is categorized as general dentistry. Based upon a 1990 survey by the ADA, general dentistry was estimated to represent approximately 83% of all dental services performed in the United States. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes orthodontics, periodontics, endodontics, prosthodontics and pediatric dentistry, represented the remaining 17% of dental care services.

     Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third party payors for dental care. These third party payors offer indemnity insurance, PPO plans and capitated managed care plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. The Company categorizes indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the PPO. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient.

     The National Association of Dental Plans ("NADP") estimated that approximately 147 million people, or approximately 55% of the population of the United States, were covered by some form of dental care plan in 1997. This compares with approximately 117 million people, or approximately 46% of the population of the United States, in 1995 and approximately 96 million people, or approximately 41% of the population of the United States, in 1990. Of the 147 million people with coverage, approximately 65% were covered by indemnity insurance, approximately 18% were covered by capitated managed care plans and approximately 17% were covered by PPO plans. The remaining approximately 120 million people, or approximately 45% of the population of the United States in 1997, did not have dental benefit coverage. The Company believes that the number of people with dental benefits will continue to increase and that the majority of this growth will be in PPO and capitated managed care plans. For instance, according to the NADP, the number of people covered by capitated managed care plans increased from 7.8 million in 1990 to 26.5 million in 1997, representing a 19.1% compound annual growth rate. Also, according to the NADP, the number of people covered by PPO plans increased from 11.7 million in 1994 to 24.5 million in 1997, representing a 27.9% compound annual growth rate.

     The Company believes that the increased prevalence of dental benefits and the shift of those benefits from traditional fee-for-service to non-fee-for-service plans has increased the complexity of operating a dental practice and has led dental practices to begin to affiliate or consolidate with entities, such as the Company, that: (i) allow dentists to focus on the clinical aspects of dentistry by providing management resources to conduct the business and administrative aspects of dentistry; (ii) provide information and operating systems that are required to effectively manage in an increasingly complex reimbursement environment; (iii) assist with third-party payor contracting; (iv) realize economies of scale in purchasing and provide access to capital; and (v) provide dentists the opportunity to realize value for their practices.


BUSINESS STRATEGY

     The Company's objective is to be the leading dental practice management company in the United States. In order to achieve this objective, the Company's business strategy is to:

          Expand into carefully selected markets. The Company plans to expand its network of affiliated dental group practices into carefully selected and diverse geographic markets. The Company focuses on markets that: (i) offer the opportunity to gain market share leadership; (ii) have a prevalence of dental group practices; (iii) have favorable demographics and projected economic growth; and (iv) have access to dental schools. To date, the Company has identified approximately 125 markets that currently meet its market selection criteria. The Company believes that operating in multiple markets increases the attractiveness of the Company and its affiliated dental group practices to third party payors who seek to contract with dental providers that are strategically located in attractive markets and that offer a comprehensive range of multi-disciplinary dental care services.

          Affiliate with leading dental group practices. In entering a new market, the Company seeks to affiliate with a leading dental group practice in that market as a platform for expansion. A "platform" dental group practice is one which has a reputation for quality care, provides a comprehensive range of dental services, has a significant market presence and has a proven record of financial performance. The Company believes that by affiliating with leading dental group practices it will become more attractive to other practices, dentists and payors.

          Increase market penetration. The Company seeks to be the market share leader in each market in which it operates. After affiliating with a leading dental group practice, the Company seeks to increase its market share by assisting the affiliate in recruiting new general and specialty dentists, expanding its patient base and opening new facilities. Additionally, the Company may affiliate with other dental practices or with specialty group practices that complement the platform dental group practice.

          Add value to each affiliated dental group practice. The Company supports its affiliated dental group practices with a broad range of services designed to enhance their practice revenue, improve operating efficiencies and expand operating margins. The Company shares the best practices of its network with each affiliate and assists each affiliate with an analysis of its revenue and payor mix, capacity, utilization, staffing, scheduling and productivity. The Company also provides its affiliates assistance with information systems, budgeting, financial reporting, facilities management, third-party payor contracting, supplies and equipment procurement, quality assurance initiatives, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

          Focus on quality care. The Company pursues various initiatives to help its affiliates provide the highest quality of care and service. The Company's goal is to have each affiliated dental group practice become accredited by the Accreditation Association of Ambulatory Health Care, Inc. ("AAAHC"). Through its National Professional Advisory Forum, the Company provides its affiliated dental group practices with the opportunity to share clinical knowledge and best clinical practices. The Company also implements comprehensive patient satisfaction surveys administered by independent third parties. The Company believes that its focus on quality care enhances: (i) its affiliates' relationships with patients; (ii) its affiliates' ability to recruit dentists; (iii) the Company's ability to attract new dental groups as affiliates; and (iv) the Company's attractiveness to third party payors.

AFFILIATION PHILOSOPHY

     The Company believes that dental care is an important part of an individual's overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a dental practice. Consequently, dentists are affiliating with professional practice managers who can manage the non-clinical aspects of dentistry and provide the business skills that can improve practice operating performance.

     The Company believes that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, the Company operates its business in a decentralized manner and maintains the identity of the local affiliated practice. In each affiliation, the Company strives to maintain the local culture of the affiliated group and encourages it to retain the name of the practice, continue its presence in community events, maintain its relationship with patients and local third party payors and, to the extent possible, maintain the existing management organization.

     The Company's affiliation model is designed to create a partnership in management between the Company and the affiliated dental group practice that allows each party to maximize its strengths and retain its autonomy. Under the Company's affiliation model, the affiliated dental group continues to own its practice and has sole purview over the clinical aspects of the practice while the Company manages the business aspects of the practice. This affiliation model is consistent across practices and, even where permitted by law, the Company does not employ practicing dentists.

     The Company believes that the core values of a business partnership are shared governance and shared financial objectives and has structured its affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group practice which is comprised of an equal number of representatives from the Company and the affiliated dental group practice. Together, members of the policy board develop strategies and decide on major business initiatives for the practice. Shared financial objectives are achieved through the joint implementation of a budgeting process that establishes the financial performance standards for the dental practice.

     The organizational structure of a dental group practice before and after its affiliation with the Company is generally as follows:

     BEFORE AFFILIATION                        AFTER AFFILIATION
---------------------------- --------------------------------------------------

                                                 Joint Policy
                                                     Board


                             Dentist-owned          Service        ADP-owned
          Dental              Professional         Agreement   Management Sevice
          Group               Corporation          (40 year)      Organization
                                 (PC)                                 (MSO)



MARKET AND GROUP SELECTION

  Market Selection

  The Company has well-defined market selection criteria. The Company defines potential markets with reference to one or more Metropolitan Statistical Areas ("MSAs"). An MSA is generally a geographic area consisting of a city of at least 50,000 people, together with adjacent communities that have a high degree of economic and social integration with the population center. In 1996, there were 316 MSAs in the United States. The Company typically focuses on markets with a population of at least 250,000 people that: (i) offer the opportunity to gain market share leadership; (ii) have a prevalence of dental group practices;
(iii) have favorable demographics and projected economic growth; and (iv) have access to dental schools. The Company has identified approximately 125 MSAs that currently meet its market selection criteria.


  Group Selection

  The Company seeks to affiliate with leading dental group practices in each selected market. The Company focuses on group practices because they have greater potential to be market share leaders. Group practices are also more likely to have implemented quality assurance and peer review policies and procedures and are better positioned to operate in an increasingly complex reimbursement environment. When entering a new market, the Company seeks to affiliate with a platform dental group with a: (i) reputation for quality care;
(ii) comprehensive range of dental care services; (iii) significant market presence; and (iv) proven record of financial performance. The Company believes that, although a limited number of platform dental group practices exist within any given market, there are a significant number of such groups nationwide.

  Affiliation Process

  Once the Company has identified a potential affiliate within a market, the Company's management seeks to determine whether the group practice and the Company share a common philosophy about the dental industry and common strategic goals and objectives. To this end, the Company conducts a series of meetings, site visits and presentations with the potential affiliate about the industry, the Company and its affiliation model. The Company believes that the existence of shared philosophical values is a critical element of the affiliation's ultimate success.

  If the Company and a potential affiliate determine that they share common values, goals and objectives, the Company then undertakes a preliminary due diligence review of clinical, operating and financial information. Based upon this review, the Company formulates an offer outlining the basic terms and conditions of the affiliation which, if accepted by the dental group practice, is generally embodied in a letter of intent between the parties.

  Upon signing a letter of intent, the Company and its representatives begin a thorough review of the potential affiliate's clinical systems, processes, facilities and compliance with licensing and credentialing requirements, as well as performing legal and accounting due diligence. Acquisition, service and other agreements are then prepared and the transaction is closed. Generally, the process of identifying an acceptable affiliation candidate to closing the transaction takes approximately twelve months.

  Potential Affiliations

  The Company is constantly discussing potential affiliations with dental group practices that meet the Company's group selection criteria, which may be at various stages at any point in time. There can be no assurance that the Company will consummate any of these potential affiliations.

AFFILIATED NETWORK

  From November 1996 (the date of its first affiliation) through December 31, 1998, the Company has affiliated with 19 dental practices in eight states. The following table lists the affiliations completed by the Company as of December 31, 1998:

                                               Dental
              State/Affiliation              Facilities  Operatories (1)                   Market(s)          Affiliation Date
------------------------------------------   ----------  ---------------                   ---------          ----------------
ARIZONA
  Associated Dental Care Providers........        6              51        Phoenix and Tucson                 January 1998

LOUISIANA
  Lakeside Dental Care....................        1              28        Metairie                           March 1997
  Leroy S. Crapanzano, D.D.S..............        1               5        Hammond                            April 1998

MARYLAND
  Mintz & Pincus Dental Group.............        2              35        Oxon Hill and Waldorf              September 1998

MINNESOTA
  Park Dental.............................       30             220        Minneapolis / St. Paul             November 1996
  Orthocare Group.........................       17              85        Minneapolis / St. Paul             October 1997

PENNSYLVANIA
  Soster Dental Group.....................        4              29        Pittsburgh                         May 1997
  Indiana Dental Group....................        2               9        Indiana                            July 1998
  Westmore Dental Group...................        1              13        Mt. Pleasant                       September 1998

TEXAS
  Longhorn Dental.........................        8              47        Austin and Killeen                 December 1996
  Malcolm R. Scott, D.D.S.................        1               6        San Marcos                         March 1997
  TSC Dental Centers......................        3              28        Houston                            June 1998

VIRGINIA
  Reston Dental Group.....................        1              39        Reston                             June 1998

WISCONSIN
  Smileage Dental Care....................       13             126        Appleton, Green Bay, Kenosha
                                                                           Madison and Milwuakee              December 1996
  Northpoint Dental Group.................        2              28        Milwaukee                          July 1997
  Wilkens Dental Group....................        4              30        Milwaukee                          October 1997
  Family Care Dental Centers..............        5              40        Janesville, Kenosha and Racine     April 1998
  John E. Carey, D.D.S. and
   James J. Peterman, D.D.S................       1               7        Madison                            April 1998
  St. Croix Valley Orthodontics...........        1               4        Hudson                             November 1998
                                                ---             ---
  Total...................................      103             830
                                                ===             ===

___________
(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

MARKET PENETRATION

  After affiliating with a platform dental group practice, the Company's strategy is to increase its market penetration by increasing the market share of its existing affiliated dental group and by affiliating with other leading dental groups that complement or add to the dental care provided by its existing affiliate.

  Increase Existing Groups' Market Share

  Upon completing an affiliation, the Company prepares a thorough operating evaluation of the affiliate which builds upon its operational due diligence. Based on this evaluation, the Company prepares a plan for increasing the affiliate's market penetration. This plan may include one or more of the following methods: (i) opening new facilities that are conveniently located in highly populated areas within the MSA or in contiguous MSAs; (ii) recruiting additional general and specialty dentists that will complement or enhance the dental care provided by each affiliated dental group; (iii) expanding physical capacity by adding new operatories at existing facilities; (iv) increasing the utilization of existing physical capacity by expanding hours of operation; and
(v) growing its affiliate's patient base through increased marketing efforts and expanded relationships with third party payors.

  Affiliations in Existing Markets

  The Company also increases its market penetration by affiliating with other leading general dentistry group practices and specialty dental group practices that complement the platform dental group practice in a given market. These practices are selected in much the same manner as the platform dental group practice. The Company identifies those practices which have an outstanding reputation for quality and provide the type of dental care which will complement or add to the dental care offered by the platform dental group in that market.

OPERATIONS

  Operating Structure

  The Company operates under a decentralized organizational structure. At the facility level, where permitted by applicable state law, the Company generally employs the dental hygienists, dental assistants and administrative staff. At each facility, a practice manager typically oversees the day-to-day business operations. The practice manager and administrative staff are responsible for, among other things, facility staffing, patient scheduling, on-site patient invoicing and ordering office and dental supplies. The Company believes local office scheduling is crucial because it allows each practice to accommodate the needs of its patients and increase the productivity of its dentists.

  In each market, the Company has a local management team that supervises the operations of one or more affiliates. This team provides support in areas such as recruiting, hiring and training facility staff, developing and implementing quality assurance programs, developing and implementing operating policies and procedures, billing and collecting accounts receivable, processing payroll, information systems, accounting, marketing and facilities development and management.

  Each local management team reports to one of the Company's operating vice presidents. An operating vice president is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple markets. Each operating vice president participates as a member of the policy board of the affiliated dental groups for which he or she has management oversight responsibilities. The operating vice presidents are responsible for overseeing the development of operating plans and annual budgets and monitoring actual results. Additionally, the Company supports each of its dental group practices with analysis of the capacity, utilization and productivity of each dental facility. This analysis assists each practice in improving its operating performance from both a clinical and financial perspective.

  On a national level, the Company supports its affiliated network in several ways. The Company assists its affiliates with: (i) sharing best clinical practices through its National Professional Advisory Forum; (ii) evaluating and negotiating third party payor contracts; (iii) designing, locating and leasing new facilities; (iv) developing budgets and implementing accounting and financial systems; and (v) developing and implementing practice management and other information systems. The Company also takes advantage of economies of scale by contracting for various goods and services. For example, the Company has arranged for national contracts for the purchase of dental supplies and equipment, professional, casualty, and general liability insurance and payroll processing.

  National Professional Advisory Forum

  The Company has organized the National Professional Advisory Forum ("NPAF") to provide guidance to its affiliated dental group practices with respect to the clinical aspects of dentistry. Leading dentists from the Company's affiliated dental groups are selected to participate in the NPAF. The NPAF meets three times per year and provides a forum for dentists to share the best clinical practices of their respective dental groups and an opportunity for them to build professional relationships with other dentists affiliated with the Company. These dentists, as a result of their affiliation with the Company, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be in other professional settings. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides the Company's management an opportunity to communicate with affiliated dentists. This enables the Company to continue to build strong, mutually beneficial partner relationships with its affiliated dental groups.

  Payor Relationships and Reimbursement Mix

  The Company and its affiliates believe that clinical and economic decisions should be made separately. However, the Company recognizes that the source of payment for services affects operating and financial performance. The Company assists its affiliates in analyzing their revenue and payor mix on an ongoing basis and recommends methods by which the affiliated dental group practices can improve operating efficiency by improving their revenue and payor mix. As a general rule, the Company believes that growth in a market is best facilitated where the payor mix of its affiliates mirrors the payor mix for that market. The Company assists each of its affiliated dental groups in evaluating and negotiating third-party payor contracts on a local, regional and national level. The aggregate payor mix percentage of the Company's affiliated practices was approximately 39% fee-for-service, 12% PPO plans and 49% capitated managed care plans for the year ended December 31, 1998.

  The Company believes it is advantageous to be affiliated with dental groups that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from traditional fee-for-service to PPO and capitated managed care dental plans, the Company believes that its affiliates' experience in operating under all of these plans provides them with a competitive advantage. Most of the Company's affiliated dental groups have provided care under traditional fee-for-service plans and non-fee-for-service plans. Several of the Company's affiliated dental groups have been providing care to patients with capitated managed care dental benefits for more than 20 years.


  Facilities Development and Management

  The Company believes an inviting professional environment is a critical aspect of overall patient satisfaction. Each of the Company's facilities is constructed to be warm, attractive and inviting to the patients in addition to being highly functional. The Company's dental facilities have from three to 39 operatories, and typically accommodate general and specialty dentists, dental hygienists and dental assistants, a business manager and a receptionist. Generally, the Company's facilities are either stand alone or located within a professional office building or medical facility and range in size from approximately 1,500 to 10,000 square feet.

  The Company works with each of its affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. The Company also provides its affiliates guidance in the site selection process. The Company initially constructs each facility as appropriate for the market and adds and equips additional operatories as necessary through a capacity and utilization analysis.

  The Company uses architectural design services to improve the facility design process and to further ensure that all facilities are properly constructed and meet the standards set forth by the AAAHC. To this end, the Company works with each affiliated dental group to establish a defined set of standards for each facility, such as operatory design and dental equipment, which are consistent with the desires of the dental group. The Company believes such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced staff and provider productivity.

  Budgeting and Planning; Financial Information Systems

  The Company assists each affiliate with budgeting and planning. The Company and each affiliate develop a strategic plan for increased market penetration on an annual basis. The Company and each affiliated dental group then jointly develop a budget which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a budget has been approved, the

Company measures the financial performance of each affiliated dental group on a monthly basis and compares actual performance to budget.

  The Company's financial information system enables it to measure, monitor and compare the financial performance of affiliated dental groups on a standardized basis across its entire network. The system also allows the Company to track and control costs and facilitates the accounting and financial reporting process. This financial system is installed in all affiliated dental group practices. Historically, the Company has converted all affiliates to its system within 90 days of affiliation and intends to continue this practice with new affiliates.

  Practice Management Systems

  The Company uses various dental practice management software systems to facilitate patient scheduling, to invoice patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with its affiliation with Park Dental, the Company acquired the rights to Comdent, a proprietary practice management software system which has been used and continuously enhanced at Park Dental since 1987. The Company believes that Comdent's scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large multi-site dental group practices. The Company intends, when appropriate, to convert its affiliated dental group practices to the Comdent practice management software system. The Company is also developing a data warehouse and decision support system to analyze information across its entire network.

AFFILIATION STRUCTURE

  Service Agreement

  The Company has entered into a service agreement with each of its affiliated professional corporations ("PCs") pursuant to which the Company performs all administrative, non-clinical aspects of such PC's dental practice. The Company expects that each new affiliated PC will enter into a similar service agreement or become a party to an existing service agreement at the time of its affiliation. The Company is dependent on its service agreements for the vast majority of its operating revenue. The termination of one or more of these service agreements could have a material adverse effect on the Company.

  The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. These services include assisting its affiliates with information systems, budgeting and financial reporting, facilities management, third-party contracting, supplies and equipment procurement, quality assurance initiatives, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

  The PC is responsible for recruiting and hiring all of the dentists necessary to provide dental care. The Company does not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement requires the PC to enter into an employment or independent contractor agreement with each dentist retained by the PC. The service agreement also requires the PC to implement and maintain quality assurance and peer review programs, maintain professional and comprehensive general liability insurance covering the PC and each of its dentists and abide by non-competition and confidentiality provisions.

  The Company and each PC establish a joint policy board which is responsible for developing and implementing management and administrative policies for the dental operation. The policy board consists of an equal number of representatives designated by the Company and the PC. The policy board members designated by the PC must be licensed dentists employed by the PC. The policy board's responsibilities include the review and approval of all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities affiliated with the PC, all annual capital and operating budgets, all advertising and marketing services, the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities and staffing plans regarding provider and support personnel for the dental facilities. The policy board also reviews and monitors the financial performance of the PC with respect to the attainment of the PC's budgeted goals. The policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the PC. Finally, the policy board reviews and makes recommendations with respect to contractual relationships between the PC and third-party payors. However, the PCs have final approval over matters relating to dental care including all third-party payor contracts and fee practices and schedules.

  The PC reimburses the Company for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to the Company for management services. The Company's service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of the Company and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of its dental facilities. In those situations, no additional variable fee is applicable. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, the Company bills patients and third party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority: reimbursement of expenses incurred in connection with the operation and administration of the dental facilities; repayment of advances, if any, made by the Company to the PC; payment of the monthly fee; payment of provider expenses; and payment of the additional variable fee.

  Each of the Company's current service agreements is for an initial term of 40 years and automatically renews for successive five-year terms, unless terminated by notice given at least 120 days prior to the end of the initial term or any renewal term. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as its dissolution, bankruptcy, liquidation, or its failure to perform its material duties and obligations under the service agreement. In the event a service agreement is terminated, the related affiliated dental practice is generally required to purchase, at the Company's option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental practice.


  Employment Agreements with Dentists

  The service agreements require that all dentists practicing full-time at the dental facilities enter into employment agreements with their respective PCs. The employment agreements with dentists who are owners of the PCs generally are for a specified initial term of up to five years and may not be terminated by the dentists without cause during such initial term. The employment agreements with other dentists may be for terms up to 18 months. Such employment agreements are usually terminable by either party upon advance written notice, which may be 90 days in some cases, and are terminable by the PC for cause immediately upon written notice to the dentist. Such agreements typically contain non-competition provisions which prohibit the dentist from engaging in the practice of dentistry or otherwise performing professional dental services within a specified geographic area, usually a specified number of miles from the relevant dental facility, following termination. The non-competition restrictions are generally for one to two years following termination.


COMPETITION

  The dental practice management industry, currently in its formative stage, is highly competitive and is expected to become more competitive. The Company competes with other dental practice management companies with respect to providing management services to dentists, as well as those seeking to affiliate with existing dental practices through service agreement arrangements. The Company believes that the principal factors of competition between dental practice management companies are their affiliation methods and models, the reputation of their existing affiliates, the scope of their dental care networks, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems and their operating methods. The Company believes that it competes effectively with other dental practice management companies with respect to these factors.


GOVERNMENT REGULATION

  General

  The practice of dentistry is highly regulated, and the operations of the Company and its affiliated dental practices are subject to numerous state and federal laws and regulations. Furthermore, the Company may become subject to additional laws and regulations as it expands into new markets. There can be no assurance that the regulatory environment in which the Company and its affiliated dental group practices operate will not change significantly in the future. The ability of the Company to operate profitably will depend, in part, upon the Company and its affiliated dental group practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws.

  State Regulation

  Every state imposes licensing and other requirements on individual dentists and dental facilities and services. Except for Wisconsin, the laws of the states in which the Company currently operates prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, dental assistants and dental hygienists, or from exercising control over the provision of dental services. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or offices used in a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

  There are certain regulatory issues associated with the Company's role in negotiating and administering managed care contracts. To the extent that the Company or any affiliated dental group practice contracts with third party payors, including self-insured plans, under a capitated or other arrangement which causes the Company or such affiliated dental group practice to assume a portion of the financial risk of providing dental care, the Company or such affiliated dental group practice may become subject to state insurance laws. If the Company or any affiliated dental group practice is determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third party payors or to seek appropriate licensure. Any regulation of the Company or its affiliated dental group practices under insurance laws could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many states have fraud and abuse laws, including anti-kickback laws, which are similar to the federal laws, discussed below, and in many cases these laws apply to all referrals for items or services reimbursable by any payor. A number of states also impose significant criminal and civil penalties for false claims, false or improper billings, or inappropriate coding for dental services. Many states either prohibit or require disclosure of self-referral arrangements and impose criminal and civil penalties for violations of these laws.

  Many states also prohibit a dentist from paying a portion of fees received for dental services to another person or entity. In some states, this "fee-splitting" prohibition applies only to payments in exchange for referrals.
Other states flatly prohibit any rebates or split fees regardless of whether referrals are involved. There can be no assurance that management fees paid to the Company, to the extent based on a percentage of dental service revenues or profits, will not be deemed to violate such laws.

  Many states have antitrust laws which prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive, including cooperation by separate economic entities to fix the prices of services. Dental practices are also subject to compliance with state and local regulatory standards in the areas of safety and health.

  Federal Regulation

  The dental industry is also regulated at the federal level to the extent that dental services are reimbursed under federal programs. Participation by the affiliated dental group practices and their dentists in such programs subject them, and potentially the Company, to significant regulation regarding the provision of services to beneficiaries, submission of claims and related matters, including the types of regulations discussed below. Violation of these laws or regulations can result in civil and criminal penalties, including possible exclusion of individuals and entities from participation in federal payment programs.

  The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services regardless of the payor source. The federal self-referral law, or "Stark law," prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. The Company may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivables from federal payors are not saleable or assignable.

  Federal antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive, including cooperation by separate economic entities to fix the prices of services. Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety and health.

INSURANCE

  The Company maintains property-casualty insurance covering its dental facilities, local management offices and its corporate office on a replacement cost basis. Each affiliated PC maintains, or causes to be maintained, professional liability insurance covering itself and its employees and contractors, including the dentists, hygienists and dental assistants employed by, or contracted by such affiliated PC in the amount of $1 million per occurrence and $3 million annual aggregate. The Company generally is a named insured under such policies. The Company also maintains umbrella liability coverage for its property-casualty policies in the amount of $10 million. Certain types of risks and liabilities may not be covered by insurance, however, and there can be no assurance that coverage will continue to be available upon terms satisfactory to the Company or that the coverage will be adequate to cover losses. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the dentists, the PCs or the Company may have a material adverse effect on the Company's business, financial condition and operating results. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

  As of February 28, 1999, the Company employed, either directly or through independent contract arrangements, 1,155 people. This amount included 627 hygienists and dental assistants and 528 administrative and management personnel located at the Company's dental facilities, local management offices and its corporate office. In addition, the Company was affiliated with 259 dentists, as well as 77 hygienists and dental assistants located in states which prohibit the Company's employment of hygienists and/or dental assistants, all of whom were employees or independent contractors of their respective affiliated PCs. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

  The following table sets forth information concerning each of the executive officers of the Company:

                Name                          Age                              Position
                ----                          ---                              --------
  Gregory A. Serrao.........................   36  Chairman, President and Chief Executive Officer
  Ronald M. Levenson........................   43  Senior Vice President, Chief Financial Officer and Treasurer
  William H. Bottlinger.....................   54  Vice President-Regional Operations and Chief Information Officer
  Joseph V. Errante, D.D.S..................   43  Vice President-Regional Operations
  Lee S. Feldman............................   31  Vice President-General Counsel
  Forrest M. Flint..........................   46  Vice President-Business Development
  Michael F. Frisch.........................   41  Vice President-Regional Operations
  Jesley C. Ruff, D.D.S.....................   44  Vice President-Chief Professional Officer

_______________
The executive officers of the Company are elected annually by the Board of Directors.

  Mr. Serrao, the founder of the Company, has served as President, Chief Executive Officer and a Director of the Company since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. ("Cardinal Health"). From 1991 to 1992, Mr. Serrao served as Vice President--Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

  Mr. Levenson has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since April 1996. Prior to joining the Company, Mr. Levenson was employed by American Medical Response, Inc. ("AMR"), a national provider of ambulance services, where he served as Senior Vice President and Chief Accounting Officer from October 1992 through April 1996 and also served as Treasurer from August 1995 through April 1996. Prior to joining AMR, Mr. Levenson was a Senior Manager at KPMG Peat Marwick LLP, a public accounting firm, where he was employed from 1979 through 1992.

  Mr. Bottlinger has served as Vice President and Chief Information Officer of the Company since January 1997 and as Vice President--Regional Operations since November 1997. From 1985 through 1996, Mr. Bottlinger served as Senior Vice President and Chief Information Officer for Cardinal Health and Senior Vice President and General Manager of CORD Logistics, Inc., a Cardinal Health subsidiary which provided pharmaceutical distribution and information technology services for emerging biotechnical manufacturing companies. During his career, Mr. Bottlinger has initiated the use of state of the art information system technology in a variety of businesses engaged in retailing, food wholesaling, pharmaceutical manufacturing and distribution, pharmacy operations and financial services.

  Dr. Errante has served as Vice President--Regional Operations of the Company since November 1998 and as Chief Executive Officer of Innovative Practice Concepts, Inc. (which was acquired by the Company in January 1998) since January 1996. From January 1996 to January 1998, Dr. Errante also served as Chairman of Associated Dental Care Providers, P.C. (an affiliated dental group practice of the Company since January 1998), which he co-founded in 1985. From 1992 to 1996, Dr. Errante served as Chief Executive Officer and Chairman of Associated Companies, Inc., the management company that operated Associated Health Plans, Inc. ("AHP"), a managed care dental plan in Arizona. From 1985 to 1992, Dr. Errante served as the Dental Director for AHP. Dr. Errante currently serves as President of the American Academy of Dental Group Practices ("AADGP") and sits on the Managed Care Dental Advisory Board to Proctor and Gamble.

  Mr. Feldman has served as Vice President--General Counsel of the Company since November 1998. Prior to joining the Company, Mr. Feldman was employed by Professional Dental Associates, Inc., a dental practice management company, where he served as Vice President--General Counsel and Secretary from June 1997 to November 1998. From 1993 to 1997, Mr. Feldman was an associate with Ropes and Gray, a law firm located in Boston, Massachusetts.

  Mr. Flint has served as Vice President--Business Development of the Company since November 1996. From 1985 through November 1996, Mr. Flint served as the Executive Director of PDHC, Ltd. ("Park"), prior to its affiliation with the Company. At Park, Mr. Flint was responsible for managing all external relationships and contracting with third party payors. From 1984 to 1985, Mr. Flint was an investment banker in the health care finance group of Dain Bosworth, Inc. From 1977 to 1984, Mr. Flint was the Director of the South Dakota Division of Health Services. Mr. Flint is a past Board Member of the Accreditation Association for Ambulatory Health Care, Inc.

  Mr. Frisch has served as Vice President--Regional Operations of the Company since June 1997. From January 1997 to June 1997, Mr. Frisch served as the Company's Director--National Support Initiatives. From July 1996 to January 1997, Mr. Frisch was an independent consultant to the Company. From June 1993 to July 1996, Mr. Frisch served as Vice President and General Manager of National Specialty Services, Inc., a subsidiary of Cardinal Health. From July 1986 to June 1993, Mr. Frisch was employed by VHA, Inc., a national health care alliance, in a variety of marketing, business development and management positions.

  Dr. Ruff has served as Vice President--Chief Professional Officer of the Company since January 1999 and has chaired the Company's National Professional Advisory Forum since January 1997. From 1992 to 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., an affiliated dental group practice of the Company, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and adjunct faculty from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.



ITEM 2.   PROPERTIES

  As of February 28, 1999, the Company owned or leased 112 dental facilities and seven local management offices.

  The Company's corporate office is located at 301 Edgewater Place, Suite 320, Wakefield, Massachusetts, in approximately 6,900 square feet occupied under a lease which expires in March 2002. The Company leases most of its dental facilities. Typically, each acquired dental facility is located at the site used by the dental group practice prior to affiliating with the Company.

ITEM 3.   LEGAL PROCEEDINGS

  From time to time, the Company may be subject to litigation incidental to its business. The Company is not presently a party to any material litigation. The dentists employed by, or independent contractors of, the Company's affiliated PCs are from time to time subject to malpractice claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS


MARKET INFORMATION, HOLDERS AND DIVIDENDS

  The Company's Common Stock has been traded on the Nasdaq National Market system under the symbol "ADPI" since April 16, 1998. The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the year ended December 31, 1998:

                                                                             High      Low
                                                                             ----      ---
  1998
  ---
  2nd Quarter (beginning April 16, 1998)..................................  $19.375   $13.750
  3rd Quarter.............................................................  $15.000   $ 8.250
  4th Quarter.............................................................  $13.875   $ 7.125

  As of March 1, 1999, there were approximately 62 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the Nasdaq National Market as of March 1, 1999 was $8.125 per share.

  The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

  In 1998, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). No underwriters were engaged in connection with any of the following transactions, and accordingly, no underwriting discounts or commissions were paid. The shares of capital stock and other securities issued in the following transactions were offered and sold in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act or Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

  (i) On January 1, 1998, the Company issued 34,800 shares of Common Stock to the stockholders of Innovative Practice Concepts, Inc. as part of the consideration (along with subordinated promissory notes in the aggregate original principal amount of $500,000 and cash) paid by the Company in exchange for all of the outstanding capital stock of Innovative Practice Concepts, Inc.;
(ii) on June 3, 1998, the Company issued subordinated promissory notes in the aggregate original principal amount of $900,000 to Reston Dental Group, P.C. ("Reston") as part of the consideration (along with cash, future contingent payments and the assumption of liabilities) paid by the Company in connection with the purchase of certain non-clinical assets of Reston; and (iii) On June 6, 1998, the Company issued subordinated promissory notes in the aggregate original principal amount of $345,000 to William S. Dillon and Rick G. Friedrichs as Co-Agents for Tomball-Spring Cypress Dental Center, Inc., TSC Dental Center/Greenspoint, Inc. and TSC Dental Center at the Woodlands, Inc. (the "TSC Dental Centers") and for the shareholders thereof as part of the consideration (along with cash and assumed liabilities) paid by the Company in connection with the purchase of certain non-clinical assets of the TSC Dental Centers. The Company does not believe that the promissory notes issued in these transactions constitute "securities" as defined inSection 2(1) of the Securities Act; however, in the event the promissory notes are deemed to be securities, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or Regulation D thereunder relative to sales by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)


                                                                             Years Ended December 31,
                                                                  -----------------------------------------------
                                                                        1996           1997            1998
                                                                        ----           ----            ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue..................................................         $ 3,933         $53,270         $84,090
                                                                      -------         -------         -------
Operating expenses:
 Salaries and benefits.......................................           2,098          28,438          43,190
 Lab fees and dental supplies................................             534           6,435          10,796
 Office occupancy............................................             389           4,814           7,635
 Other operating expenses....................................             773           6,264           6,840
 General corporate expenses..................................           2,395           3,337           3,951
 Depreciation................................................             177           1,580           2,495
 Amortization of intangibles.................................              48             645           1,732
                                                                      -------         -------         -------
    Total operating expenses.................................           6,414          51,513          76,639
                                                                      -------         -------         -------
Earnings (loss) from operations..............................          (2,481)          1,757           7,451
 Interest expense (income), net..............................             (38)            563           1,085
                                                                      -------         -------         -------
Earnings (loss) before income taxes..........................          (2,443)          1,194           6,366
 Income taxes................................................               -             124           2,480
                                                                      -------         -------         -------
 Net earnings (loss).........................................         $(2,443)        $ 1,070         $ 3,886
                                                                      =======         =======         =======
Net earnings (loss) per common share (1):
 Basic.......................................................          $(3.45)         $(0.05)          $0.59
 Diluted.....................................................          $(3.45)         $(0.05)          $0.54
Weighted average common shares outstanding (1):
 Basic.......................................................             768           2,273           5,907
 Diluted.....................................................             768           2,273           6,867

                                                                                   December 31,
                                                                  -----------------------------------------------
                                                                        1996           1997            1998
                                                                        ----           ----            ----
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................          $ 5,836         $ 4,675         $ 2,091
Working capital.............................................            3,189             759          (2,725)
Total assets................................................           25,294          47,959          70,535
Long-term debt, excluding current maturities................            3,063          21,253           9,980
Redeemable and convertible preferred stock..................           15,105          16,297               -
Total stockholders' equity..................................              164             909          48,305

STATISTICAL DATA (END OF PERIOD):
Number of states............................................                3               5               8
Number of dental facilities.................................               42              77             103
Number of operatories (2)...................................              331             566             830
Number of affiliated dentists (3)...........................              128             171             231


_____________
(1) Net earnings (loss) per common share are computed on the basis described in Notes 2 and 11 to the Company's Consolidated Financial Statements.
(2) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(3) Includes full-time general dentists employed by the PCs and full-time specialists, some of whom are independent contractors to the PCs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  American Dental Partners, Inc. is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets in the United States. The Company was formed in December 1995, commenced operations in January 1996 and began engaging in dental practice management operations in November 1996, concurrent with the completion of its first dental group practice affiliation. The Company's rapid growth has resulted primarily from the Company's affiliations with dental group practices. From November 1996 (the date of the Company's first dental group practice affiliation) to December 31, 1998, the Company completed affiliations with 19 dental group practices and, at December 31, 1998, operated 103 dental facilities with 830 operatories in eight states.

  An integral part of the Company's strategy is to affiliate with dental group practices. Because of the financial impact of the Company's affiliations during 1996 and 1997, it is difficult to make meaningful comparisons between the Company's financial statements during these periods. In addition, due to the relatively small number of affiliated dental group practices, each affiliation can impact the overall operating results of the Company. After affiliating with a dental group practice, the Company typically takes a number of steps designed to enhance the dental group's practice revenue, improve practice operating efficiencies and expand practice operating margins. The benefits of these actions generally do not occur immediately. Consequently, the financial performance of a newly-affiliated dental group practice could negatively affect overall operating margins in the near term. As the Company grows, it expects that the effect of adding a new dental group practice affiliation will be mitigated by the expanded financial base of the existing affiliations. See "Business--Business Strategy."


AFFILIATION SUMMARY

  When affiliating with a dental group practice, the Company acquires substantially all its assets except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enters into a long-term service agreement with the affiliated dental practice. Under its service agreements, the Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of the Company's service agreements is for an initial term of 40 years. The Company does not own or control the affiliated dental practices and, accordingly, does not consolidate the financial statements of the PCs with those of the Company.


  1996 Transactions

  During 1996, the Company acquired substantially all the assets of three dental group practices and simultaneously entered into a 40-year service agreement with each of the affiliated dental groups. These affiliated dental groups are: Park Dental in Minneapolis; Longhorn Dental in Austin; and Smileage Dental Care in Milwaukee. These transactions resulted in the addition of 42 dental facilities with 331 operatories.

  1997 Transactions

  During 1997, the Company acquired substantially all the assets of six dental group practices and Orthocare, Ltd., a related entity of one of these practices, and simultaneously entered into 40-year service agreements with four of these affiliated dental groups (two practices joined existing affiliates). These six dental group practices are: Lakeside Dental Care in New Orleans; Malcolm R. Scott, D.D.S. in San Marcos, Texas; Soster Dental Group in Pittsburgh; Northpoint Dental Group and Wilkens Dental Group in Milwaukee; and the Orthocare Group in Minneapolis. The Lakeside Dental Care and Soster Dental Group affiliations represented the entry into two new markets by the Company. The affiliation with Malcolm R. Scott, D.D.S. expanded the Company's market presence in Austin by adding one dental facility with six operatories. The affiliation with Northpoint Dental and Wilkens Dental groups expanded the Company's market presence in Milwaukee by adding six dental facilities with 53 operatories. In total, these transactions resulted in the addition of 29 dental facilities with 199 operatories.

  1998 Transactions

  During 1998, the Company acquired substantially all the assets of ten dental group practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). These ten dental group practices are: Associated Dental Care in Phoenix and Tucson; Family Care Dental Centers in Janesville, Kenosha and Racine, Wisconsin; John E. Carey, D.D.S. and James J. Peterman, D.D.S. in Madison, Wisconsin; Leroy
S. Crapanzano, D.D.S. in New Orleans; Reston Dental Group in Reston, Virginia; TSC Dental Centers in Houston; Indiana Dental Group in Indiana, Pennsylvania; Mintz & Pincus Dental Group in Oxon Hill and Waldorf, Maryland; Westmore Dental Group in Mt. Pleasant, Pennsylvania; and St. Croix Valley Orthodontics in Hudson, Wisconsin. The Associated Dental Care, Reston Dental Group, TSC Dental Centers, Indiana Dental Group and Mintz & Pincus Dental Group affiliations represented the entry into six new markets by the Company. The affiliation with Family Care Dental Centers expanded the Company's market presence in the Kenosha, Wisconsin market and represented the entry of the Company into two new markets in Wisconsin, Janesville and Racine. The affiliations with John E. Carey, D.D.S. and James J. Peterman, D.D.S., Leroy S. Crapanzano, D.D.S., Westmore Dental Group and St. Croix Valley Orthodontics expanded the Company's market presence in the Madison, New Orleans, Pittsburgh and Minneapolis markets, respectively. In total, these affiliations resulted in the addition of 23 dental facilities with 231 operatories.

  1999 Completed and Pending Transactions

  Subsequent to December 31, 1998, the Company acquired substantially all the assets of two dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (the dentists of the other dental group joined an existing affiliate). The two dental groups are: Dental Care of Alabama in Birmingham and Tuscaloosa; and the dental facilities formerly part of CIGNA HealthCare of Arizona, Inc. in Phoenix. The aggregate purchase price paid in connection with these transactions consisted of approximately $3.9 million in cash, $0.1 million in subordinated promissory notes and $0.1 million in deferred payments.

  In addition, the Company currently is in discussions with a number of dentists and owners of dental group practices about possible affiliations with the Company. There can be no assurance that the Company will consummate any of these possible affiliations.


COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue and Payor Mix. The Company's affiliated dental group practices generate revenue from patients and third party payors under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain third party payor contracts. While payor mix varies from market to market, the aggregate payor mix percentage of the Company's affiliated practices was approximately 39% fee-for-service, 12% PPO plans and 49% capitated managed care plans for the year ended December 31, 1998.

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

  Net Revenue.   Net revenue for the Company represents the aggregate amounts charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which the Company agrees to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse the Company for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. The Company's service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of the Company and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of its dental facilities. In those situations, no additional variable fee is applicable. Pursuant to the terms of the service agreements, the Company bills patients and third party payors on behalf of the affiliated PCs. Such funds are used to pay all operating expenses, to pay fees to the Company for its management services and are then used by the PCs to pay their provider expenses. Such funds are applied in the following order of priority: reimbursement of expenses incurred in connection with the operation and administration of the dental facilities; repayment of advances, if any, made by the Company to the PC; payment of the monthly fee; payment of provider expenses; and payment of the additional variable fee, if applicable. Additionally, the Company's net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

  Operating Expenses.   Operating expenses (excluding general corporate
expenses, depreciation and amortization of intangibles) consist of the expenses incurred by the Company in fulfilling its obligations under the service agreements. These expenses are operating costs and expenses that would have been incurred by the affiliated dental groups had they not affiliated with the Company and include non-dentist salaries and benefits, lab fees and dental supplies, office occupancy cost and other expenses related to operations. Salaries and benefits expense are for personnel working for the Company at the dental facilities, as well as the local operating management. At the facility level, the Company generally employs the administrative staff and, where permitted by law, the dental hygienists and dental assistants. The local operating management team supervises and supports the staff at the dental facilities. Office occupancy includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market. Other expenses consist of professional fees, marketing costs and other general and administrative expenses. See "Business--Operations--Operating Structure."

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

  Overview

  The Company conducted no significant operations from January 1996 until November 1996, when it completed its first affiliation. Accordingly, the Company generated net revenue of only $3,933,000 for 1996. General corporate expenses incurred during 1996 were $2,395,000 and contributed to a net loss of $2,443,000. During 1997, net revenue generated from completed affiliations exceeded operating expenses and general corporate expenses resulting in net income of $1,070,000. As a result of the Company's rapid expansion, the Company does not believe that a period-to-period comparison and the percentage relationships of the year ended December 31, 1996 as compared with the year ended December 31, 1997 are meaningful.

  Results of Operations

  Net Revenue.   Net revenue amounted to $3,933,000 for 1996 as compared with
$53,270,000 for 1997. The 1997 period included revenue derived from service agreements entered into in connection with the 1996 Transactions for the entire year of 1997, plus revenue derived from service agreements entered into in connection with the 1997 Transactions. Net revenue included expense reimbursements ($3,175,000 for 1996 as compared with $36,386,000 for 1997), management service fees ($720,000 for 1996 as compared with $12,056,000 for 1997) and revenue related to the arrangement of the provision of care to patients ($38,000 for 1996 as compared with $4,828,000 for 1997). Expense reimbursements included rent expense ($267,000 for 1996 as compared with $3,476,000 for 1997) and other operating expenses ($2,908,000 for 1996 as compared with $32,910,000 for 1997). Management service fees included the monthly fee ($720,000 for 1996 as compared with $10,724,000 for 1997) and the additional variable fee ($0 for 1996 as compared with $1,332,000 for 1997). Net revenue derived from the Company's service agreement with Park Dental represented approximately 56% of the Company's consolidated net revenue for the year ended December 31, 1997.

  Operating Expenses.   Operating expenses for 1996 were $3,794,000 or 96.5% of
net revenue as compared with $45,951,000 or 86.3% of net revenue for 1997. The increase in the dollar amount resulted from the full year impact of the 1996 Transactions plus the impact of the 1997 Transactions.

  General Corporate Expenses.   General corporate expenses were $2,395,000 or
60.9% of net revenue for 1996, as compared with $3,337,000 or 6.3% of net revenue for 1997. The increase resulted primarily from the impact of additional corporate personnel hired in finance, information systems and operations in late 1996 and early 1997 to build infrastructure in anticipation of the Company's growth.

  Depreciation.   Depreciation expense was $177,000 or 4.5% of net revenue for
1996, as compared with $1,580,000 or 3.0% of net revenue for 1997. Depreciation expense for 1996 resulted primarily from costs incurred in connection with the purchase of furniture, fixtures and equipment for the corporate office. Depreciation expense for 1997 included depreciation related primarily to the assets acquired and capital expenditures incurred in connection with the Company's completed affiliations.

  Amortization of Intangible Assets.   Amortization of intangibles was $48,000
or 1.2% of net revenue for 1996, as compared with $645,000 or 1.2% of net revenue for 1997. Amortization resulted from intangible assets recorded in connection with the Company's nine affiliations and one acquisition completed during 1997.

  Interest Expense (Income), Net.   Net interest income was $38,000 for 1996, as
compared with net interest expense of $563,000 for 1997. Interest income for 1996 resulted from earnings on proceeds received from the Company's private sales of equity securities. Interest expense for 1997 resulted from borrowings under the Company's credit facility, the issuance of subordinated notes and the assumption of certain other debt in connection with completed affiliations.

  Income Taxes.   The Company incurred no income tax expense for 1996, as
compared with $124,000 for 1997. The net loss incurred for 1996 resulted in the Company creating a net operating loss carryforward for financial statement purposes. For 1997, the Company utilized a portion of its net operating loss carryforward which resulted in only $124,000 of income tax expense.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

 Overview

  The Company's net earnings amounted to $1,070,000 or a diluted loss per share available to common stockholders of $(0.05) for 1997, as compared with net earnings of $3,886,000 or diluted earnings per share of $0.54 for 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue.   Net revenue increased from $53,270,000 for 1997 to $84,090,000 for 1998, an increase of approximately 58%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from the Company's affiliates in Austin, Milwaukee and Minneapolis resulted from the addition and expansion of the Company's facilities, the addition of dentists to the Company's affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($36,386,000 for 1997 as compared with $56,278,000 for 1998), management service fees ($12,056,000 for 1997 as compared with $19,138,000 for 1998) and revenue related to the arrangement of the provision of care to patients and other revenue ($4,828,000 for 1997 as compared with $8,674,000 for 1998). Expense reimbursements included rent expense ($3,476,000 for 1997 as compared with $5,590,000 for 1998) and other operating expenses ($32,910,000 for 1997 as compared with $50,688,000 for 1998).
Management service fees included a monthly fee ($10,724,000 for 1997 as compared with $17,306,000 for 1998) and an additional variable fee ($1,332,000 for 1997 as compared with $1,832,000 for 1998). Net revenue derived from the Company's service agreement with Park Dental represented approximately 56% and 41% of the Company's consolidated net revenue for 1997 and 1998, respectively.

  Salaries and Benefits Expense.   Salaries and benefits amounted to $28,438,000
or 53.4% of net revenue for 1997, as compared with $43,190,000 or 51.4% of net revenue for 1998. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense.   Lab fees and dental supplies expense
increased from $6,435,000 or 12.1% of net revenue for 1997 to $10,796,000 or 12.8% of net revenue for 1998. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense.   Office occupancy expense amounted to $4,814,000
for 1997, as compared with $7,635,000 for 1998. As a percentage of net revenue, these costs remained relatively consistent at 9.0% for 1997 and 9.1% for 1998.

  Other Operating Expenses.   Other expenses amounted to $6,264,000 or 11.8% of
net revenue for 1997, as compared with $6,840,000 or 8.1% of net revenue for 1998. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, a reduction of the Minnesota Care Tax rate from 2.0% to 1.5% and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

  General Corporate Expenses.   General corporate expenses were $3,337,000 or
6.3% of net revenue for 1997, as compared with $3,951,000 or 4.7% of net revenue for 1998. The Company has built its management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, the Company began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses is expected to continue to increase in the future as the Company continues to expand its management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation.   Depreciation expense was $1,580,000 or 3.0% of net revenue for
1997, as compared with $2,495,000 or 3.0% of net revenue for 1998. Depreciation expense included depreciation related primarily to assets acquired and capital expenditures associated with the addition of three new dental facilities in Minneapolis and one new dental facility in Phoenix in 1998 and the addition of new operatories in Austin, Milwaukee and Minneapolis throughout 1998. Depreciation expense is expected to increase as a result of depreciable assets acquired in connection with future acquisitions and affiliations and future capital expenditures.

  Amortization of Intangibles.   Amortization of intangibles was $645,000 or
1.2% of net revenue for 1997, as compared with $1,732,000 or 2.1% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with the Company's six affiliations and one acquisition completed during 1997 and ten affiliations completed during 1998. The Company expects that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, Net.   Net interest expense was $563,000 or 1.1% of net
revenue for 1997, as compared with $1,085,000 or 1.3% of net revenue for 1998. The increase in interest expense resulted primarily from increased average borrowings under the Company's credit facility in 1998 as compared with 1997. In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998.

  Income Taxes.   The Company incurred income tax expense of $124,000 for 1997, as compared with $2,480,000 for 1998. In 1997, the Company utilized a portion of its net operating loss carryforward which resulted in minimal income tax expense. For 1998, the Company's effective tax rate was approximately 39%, resulting in income tax expense of $2,480,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from its sales of equity securities, borrowings under its revolving line of credit and cash generated from operations.

  From November 1996 (the date of the Company's first dental group practice affiliation) through December 31, 1998, the Company completed 19 dental group practice affiliations for aggregate consideration of $42,530,000 in cash, $6,778,000 in subordinated promissory notes, $1,015,000 in deferred payments, 1,848,588 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. The Company's growth strategy depends in large measure on its ability to affiliate with additional dental group practices. Although the Company has affiliated with many dental group practices since its initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into the Company's operations. The Company has used a combination of cash, common stock, and subordinated debt as consideration for past acquisitions and affiliations and plans to continue to use these sources in the future. In the event that the Company's common stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept the Company's securities as consideration, the Company will be required to use more cash resources to continue its affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to the Company, the Company's affiliation program could be adversely affected.

  For the years ended December 31, 1997 and 1998, cash provided by operating activities amounted to $3,991,000 and $9,771,000, respectively. The increase in cash from operations resulted primarily from earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

  For the years ended December 31, 1997 and 1998, cash used in investing activities amounted to $19,510,000 and $24,886,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $14,878,000 for 1997 and $18,290,000 for 1998. Cash used for capital expenditures was $3,212,000 and $5,074,000 for 1997 and 1998, respectively. Capital expenditures for 1997 included costs associated with the addition of dental facilities in Austin, Milwaukee and Minneapolis and the addition of new operatories in Austin, Minneapolis and Pittsburgh. Capital expenditures for 1998 included costs associated with the addition of three new dental facilities in Minneapolis, a new dental facility in Phoenix and the addition of new operatories in Austin, Milwaukee and Minneapolis. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

  For the years ended December 31, 1997 and 1998, cash provided by financing activities amounted to $14,358,000 and $12,531,000, respectively. Cash provided by financing activities during 1997 resulted from borrowings under the Company's revolving line of credit of $16,700,000, reduced by the repayment of certain indebtedness and the payment of debt issuance costs and initial public offering costs. Cash provided by financing activities in 1998 resulted primarily from net proceeds received from the Company's initial public offering.

  During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in an initial public offering ("IPO") at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount
of $20,651,000 and (iii) complete additional affiliation transactions.   In
connection with the IPO, all 400,000 shares of Series A Convertible Preferred Stock were converted to 2,399,995 shares of Common Stock.

  In April 1997, the Company entered into a $30 million revolving line of credit agreement with a bank. In December 1998, the Company amended its line of credit to (i) increase the amount available under the line to $50 million, (ii) add two additional banks, (iii) extend the maturity date and (iv) modify certain other terms, including pricing. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at the Company's option. The margin for LIBOR loans is based upon the Company's debt coverage ratio and ranges up to 1.625%. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in December 2001. The outstanding balance under this line as of December 31, 1998 was $4,300,000.

  The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of December 31, 1998, 730,446 shares and $24,540,000 of subordinated notes remain available.

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

  All significant operating systems, the general ledger system and network communication software system utilized by the Company are either already Year 2000 compliant or are expected to be Year 2000 compliant upon installation of available patches or upgrades at minimal to no cost. The general ledger system has already been satisfactorily tested for compliance by the software vendor. The Company expects that all necessary upgrades for significant operating systems and network communication software will be completed by the end of the second quarter of 1999.

  The Company also uses various dental practice management software systems in its affiliated dental group practices. In particular, the Company's proprietary practice management system, Comdent, which is currently used at 34 of the Company's dental facilities, is Year 2000 compliant. The Company intends, when appropriate, to convert its current and future affiliated dental group practices to Comdent. In general, the other practice management systems utilized by the Company are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of the second quarter of 1999. Preliminary compliance testing has been done by the Company on Comdent and other significant practice management systems and the Company intends to complete all such testing by the end of the second quarter of 1999. Any systems deemed to be non-compliant at such time will be converted to Year 2000 compliant systems by the end of 1999. As part of its due diligence in connection with future affiliations, the Company will perform a review of the dental practice management software systems being used by those dental practices for Year 2000 compliance. Continual system upgrades and conversion of dental practice management systems to preferred systems of the Company is an integral part of the Company's overall information systems strategy. The Company believes that costs specifically associated with Year 2000 compliance issues, if any, will not be material to the Company's financial position or results of operations.

  The Company is still in the process of identifying potential compliance issues with non-information technology ("non-IT") systems such as phone systems and certain other equipment. The Company does not believe the failure of such systems would have a material adverse effect on the Company's operations. Non-IT systems that are not compliant, if any, are expected to be upgraded or replaced by the end of the second quarter of 1999. The costs of such upgrades are not expected to be material to the Company's financial position or results of operations.

  Year 2000 issues also relate to third parties with which the Company has significant relationships. In particular, the Company's affiliated dental groups have contracts with third party payors to provide dental services in exchange for capitation, fee-for-service and PPO payments. These third party payors have systems that may be vulnerable to Year 2000 issues. The Company has identified and initiated discussions with all significant third party payors to determine their compliance status and develop appropriate contingency plans. There can be no assurance, however, that the systems of these significant third party payors will be Year 2000 compliant on a timely basis. Year 2000 problems experienced by such third party payors could result in late payments received under the payor contracts and related cash flow problems. Potential contingency plans may include temporary advancing of funds to the Company's affiliates by third party payors unable to process claims on a timely basis and the direct billing of patients in lieu of reimbursements under the payor contracts. In addition, the Company could, if necessary, use borrowings under its revolving credit facility to support working capital obligations in the event of payment problems from third party payors. Due to the dependence of the Company's affiliated dental groups on third party payor relationships, Year 2000 system failures of such payors could have a material adverse effect on the Company's cash flows and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                         -----------------------------

                                                                                                                       Page
                                                                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report...............................................................................          26

   Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................          27

   Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.................          28

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997
    and 1998..................................................................................................          29

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.................          30

   Notes to Consolidated Financial Statements.................................................................          31

FINANCIAL STATEMENT SCHEDULES

  Not applicable.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
American Dental Partners, Inc.:

  We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                             KPMG Peat Marwick LLP

Boston, Massachusetts
February 12, 1999

                        AMERICAN DENTAL PARTNERS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                                                                          December 31,
                                                                                                     ----------------------
                                                                                                        1997       1998
                                                                                                        ----       ----
ASSETS
Current assets:
      Cash and cash equivalents...................................................................    $  4,675   $  2,091
      Accounts receivable.........................................................................         101        186
      Receivables due from affiliated practices...................................................       3,207      4,579
      Inventories.................................................................................         387        585
      Prepaid expenses and other receivables......................................................       1,631      1,466
      Deferred income taxes.......................................................................           -         65
                                                                                                      --------   --------
            Total current assets..................................................................      10,001      8,972
                                                                                                      --------   --------
Property and equipment, net.......................................................................       8,752     12,943
                                                                                                      --------   --------
Non-current assets:
      Intangible assets, net......................................................................      28,975     47,152
      Deferred income taxes.......................................................................           -      1,120
      Other assets................................................................................         231        348
                                                                                                      --------   --------
            Total non-current assets..............................................................      29,206     48,620
                                                                                                      --------   --------
            Total assets..........................................................................     $47,959    $70,535
                                                                                                      ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable............................................................................    $  2,618   $  3,010
      Accrued compensation, benefits and taxes....................................................       3,001      3,426
      Accrued expenses............................................................................       2,666      3,377
      Income taxes payable........................................................................         183        805
      Current maturities of debt..................................................................         774      1,079
                                                                                                      --------   --------
            Total current liabilities.............................................................       9,242     11,697
                                                                                                      --------   --------
Non-current liabilities:
      Long-term debt..............................................................................      21,253      9,980
      Deferred income taxes.......................................................................         231          -
      Other liabilities...........................................................................          27        553
                                                                                                      --------   --------
            Total non-current liabilities.........................................................      21,511     10,533
                                                                                                      --------   --------
            Total liabilities.....................................................................      30,753     22,230
                                                                                                      --------   --------

Series A convertible preferred stock, par value $0.01 per share, 400,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized, issued or
   outstanding as of December 31, 1998............................................................       8,641          -
Series B redeemable preferred stock, par value $0.01 per share, 70,000 shares authorized, issued and outstanding as of December 31, 1997; no shares authorized, issued or
   outstanding as of December 31, 1998............................................................       7,656          -
Stockholders' equity:
      Preferred stock, par value $0.01 per share, 530,000 and 1,000,000 shares authorized,
         no shares issued or outstanding..........................................................           -          -
      Common stock, par value $0.01 per share, 25,000,000 shares authorized, 2,394,212 and
         7,436,066 shares issued and outstanding..................................................          24         74
      Additional paid-in capital..................................................................       2,307     45,742
      Unearned compensation.......................................................................         (49)       (24)
      Retained earnings (accumulated deficit).....................................................      (1,373)     2,513
                                                                                                      --------   --------
            Total stockholders' equity............................................................         909     48,305
                                                                                                      --------   --------
Commitments and contingencies
      Total liabilities and stockholders' equity..................................................    $ 47,959   $ 70,535
                                                                                                      ========   ========

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                                        Years Ended December 31,
                                                                                  --------------------------------------
                                                                                      1996          1997        1998
                                                                                      ----          ----        ----
Net revenue......................................................................    $ 3,933       $53,270    $84,090
                                                                                     -------       -------    -------

Operating expenses:
     Salaries and benefits.......................................................      2,098        28,438     43,190
     Lab fees and dental supplies................................................        534         6,435     10,796
     Office occupancy............................................................        389         4,814      7,635
     Other operating expenses....................................................        773         6,264      6,840
     General corporate expenses..................................................      2,395         3,337      3,951
     Depreciation................................................................        177         1,580      2,495
     Amortization of intangible assets...........................................         48           645      1,732
                                                                                     -------       -------    -------
          Total operating expenses...............................................      6,414        51,513     76,639
                                                                                     -------       -------    -------
Earnings (loss) from operations..................................................     (2,481)        1,757      7,451
     Interest expense (income), net..............................................        (38)          563      1,085
                                                                                     -------       -------    -------
Earnings (loss) before income taxes..............................................     (2,443)        1,194      6,366
     Income taxes................................................................          -           124      2,480
                                                                                     -------       -------    -------
     Net earnings (loss).........................................................    $(2,443)      $ 1,070    $ 3,886
                                                                                     =======       =======    =======

Net earnings (loss) per common share:
     Basic.......................................................................    $ (3.45)      $ (0.05)   $  0.59
     Diluted.....................................................................    $ (3.45)      $ (0.05)   $  0.54
Weighted average common shares outstanding:
     Basic.......................................................................        768         2,273      5,907
     Diluted.....................................................................        768         2,273      6,867


         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (in thousands)


                                               Common Stock     Additional                                  Total
                                               ------------      Paid-in      Unearned       Retained   Stockholders'
                                              Shares   Amount    Capital    Compensation     Earnings      Equity
                                              ------   ------    -------    ------------     --------      ------
Balance at January 1, 1996.................        -   $     -   $     -        $   -        $     -       $     -
     Issuance of common stock for
        acquisitions and affiliations......    1,613        16     2,673            -              -         2,689
     Sale of common stock..................      600         6       191          (97)             -           100
     Amortization of unearned
        compensation.......................        -         -         -           23              -            23
     Dividends on Series A convertible
        preferred stock....................        -         -      (109)           -              -          (109)
     Dividends on Series B redeemable
        preferred stock....................        -         -       (96)           -              -           (96)
     Net loss..............................        -         -         -            -         (2,443)       (2,443)
                                               -----   -------   -------        -----        -------       -------
Balance at December 31, 1996...............    2,213        22     2,659          (74)        (2,443)          164
     Issuance of common stock for
        acquisitions and affiliations......      181         2       840            -              -           842
     Amortization of unearned
        compensation.......................        -         -         -           25              -            25
     Dividends on Series A convertible
        preferred stock....................        -         -      (632)           -              -          (632)
     Dividends on Series B redeemable
        preferred stock....................        -         -      (560)           -              -          (560)
     Net earnings..........................        -         -         -            -          1,070         1,070
                                               -----   -------   -------        -----        -------       -------
Balance at December 31, 1997...............    2,394        24     2,307          (49)        (1,373)          909
     Issuance of common stock in
        initial public offering, net.......    2,588        26    34,570            -              -        34,596
     Issuance of common stock for
        acquisitions and affiliations......       54         -       443            -              -           443
     Amortization of unearned
        compensation.......................        -         -         -           25              -            25
     Dividends on Series A convertible
        preferred stock....................        -         -      (200)           -              -          (200)
     Dividends on Series B redeemable
        preferred stock....................        -         -      (195)           -              -          (195)
     Conversion of Series A convertible
        preferred stock to common stock        2,400        24     8,817            -              -         8,841
     Net earnings..........................        -         -         -            -          3,886         3,886
                                               -----   -------   -------        -----        -------       -------
Balance at December 31, 1998...............    7,436   $    74   $45,742        $ (24)       $ 2,513       $48,305
                                               =====   =======   =======        =====        =======       =======

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                     1996         1997          1998
                                                                                     ----         ----          ----
Cash flows from operating activities:
    Net earnings (loss)....................................................        $(2,443)    $  1,070       $ 3,886
    Adjustments to reconcile net earnings (loss) to net cash provided by
        (used for) operating activities:
        Depreciation.......................................................            177        1,580         2,495
        Amortization of intangible assets..................................             48          645         1,732
        Other amortization.................................................             23           65           106
        Deferred income taxes..............................................              -          (32)        1,466
        Changes in assets and liabilities, net of acquisitions and affiliations:
             Accounts receivable...........................................          1,417        1,871           864
             Receivables due from affiliated practices.....................         (1,707)      (1,801)         (764)
             Other current assets..........................................            237          509          (384)
             Accounts payable and accrued expenses.........................            941         (314)         (418)
             Accrued compensation, benefits and taxes......................           (232)         427           118
             Income taxes payable..........................................              -          (29)          670
                                                                                   -------      -------       -------
                Net cash provided by (used for) operating activities.......         (1,539)       3,991         9,771
                                                                                   -------      -------       -------
Cash flows from investing activities:
    Acquisitions and affiliations, net of cash acquired....................         (6,632)     (14,878)      (18,290)
    Capital expenditures, net..............................................           (386)      (3,212)       (5,074)
    Other..................................................................            140       (1,420)       (1,522)
                                                                                   -------      -------       -------
                Net cash used for investing activities.....................         (6,878)     (19,510)      (24,886)
                                                                                   -------      -------       -------

Cash flows from financing activities:
    Proceeds from issuance of Series A convertible preferred stock.........          7,900            -             -
    Proceeds from issuance of Series B redeemable preferred stock..........          7,000            -             -
    Proceeds from issuance of common stock.................................            100            -             -
    Borrowings under (repayments of) revolving line of credit, net.........              -       16,700       (12,400)
    Repayment of borrowings................................................           (747)      (1,543)       (2,254)
    Proceeds from issuance of common stock in initial public offering, net
      of underwriting discounts and commissions............................              -            -        36,096
    Redemption of Series B redeemable preferred stock......................              -            -        (7,851)
    Payment of initial public offering costs...............................              -         (557)         (943)
    Payment of debt issuance costs.........................................              -         (242)         (117)
                                                                                   -------     --------       -------
                Net cash provided by financing activities..................         14,253       14,358        12,531
                                                                                   -------     --------       -------

Increase (decrease) in cash and cash equivalents...........................          5,836       (1,161)       (2,584)
Cash and cash equivalents at beginning of year.............................              -        5,836         4,675
                                                                                   -------     --------       -------
Cash and cash equivalents at end of year...................................        $ 5,836     $  4,675       $ 2,091
                                                                                   =======     ========       =======

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net............................        $     3     $    459       $   898
                                                                                   =======     ========       =======
    Cash paid during the year for income taxes, net........................        $     -     $    185       $   348
                                                                                   =======     ========       =======
Supplemental disclosure of non-cash information:
    Dividends accrued on Series A convertible preferred stock and
      Series B redeemable preferred stock..................................        $   205     $  1,192       $   395
                                                                                   =======     ========       =======
    Conversion of Series A convertible preferred stock to common stock.....        $     -     $      -       $ 8,841
                                                                                   =======     ========       =======

Acquisitions and affiliations:
    Assets acquired........................................................        $20,099      $24,693       $26,938
    Liabilities assumed and issued.........................................        (10,063)      (7,054)       (8,109)
    Common stock issued....................................................         (2,689)        (842)         (443)
                                                                                   -------      -------       -------
    Cash paid..............................................................          7,347       16,797        18,386
    Less cash acquired.....................................................           (715)      (1,919)          (96)
                                                                                   -------      -------       -------
                Net cash paid for acquisitions and affiliations............        $ 6,632      $14,878       $18,290
                                                                                   =======      =======       =======

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF BUSINESS

     American Dental Partners, Inc. (the "Company") was formed in December 1995 to provide management services to dental practices and commenced operations in January 1996. The Company acquires substantially all the assets of the dental practices with which it affiliates, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enters into long-term service agreements with these affiliated dental practices. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental practices include assistance with information systems, budgeting, financial reporting, facilities management, third-party payor contracting, supplies and equipment procurement, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in or control the activities of the affiliated dental practices. Accordingly, the consolidated financial statements of the affiliated dental practices are not consolidated with those of the Company.


  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


  Prior Period Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 1997 in order to conform with the December 31, 1998 presentation.


  Use of Estimates

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


  Fair Value of Financial Instruments

  The Company believes the carrying amount of cash and cash equivalents, accounts receivable, receivables due from affiliated practices, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value because the interest rates approximate rates at which similar types of borrowing arrangements could be obtained by the Company.

  Net Revenue

  The Company's net revenue represents the aggregate amounts charged to affiliated dental practices pursuant to the terms of the service agreements. Under such agreements, the affiliated dental practices reimburse the Company for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. The Company's service fees generally consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, the Company's service fees consist of a variable monthly fee which is based upon a specified percentage. Additionally, the Company's net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients. The Company records all revenue monthly as earned.

  Inventories

  Inventories consist primarily of dental supplies and are stated at the lower of cost or market.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets which are 30-40 years for buildings, 3-12 years for equipment and 5-7 years for furniture and fixtures.

  Property and equipment under capital leases are stated at the present value of minimum lease payments at inception of the lease. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Amortization of assets subject to capital leases is included in depreciation expense.

  Intangible Assets

  Identifiable intangible assets result from service agreements with the affiliated dental groups and goodwill associated with the Company's acquisition. The estimated fair value of the service agreements is the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. Intangible assets associated with service agreements and goodwill are amortized over 25 years. In the event a service agreement is terminated, the related affiliated dental practice is generally required to purchase, at the Company's option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental practice. Accumulated amortization amounted to $28,000, $673,000 and $2,405,000 at December 31, 1996, 1997 and
1998, respectively.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


  The Company reviews the carrying value of intangible assets on an entity by entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. If conditions are present which indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific practice and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to their fair value.

  Income Taxes

  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of changes in the tax rate is recognized in operations in the period that includes the enactment date.

  Stock Option Plans

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effects of SFAS 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

  Earnings Per Share

  Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

  Recently Issued Financial Accounting Standards

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires adoption by the Company by January 1, 1999. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use.

  In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires adoption by the Company by January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

     Adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


(3) ACCOUNTS RECEIVABLE AND NET REVENUE

  Accounts Receivable

  Accounts receivable represent amounts due from patients and third party payors for dental services provided by affiliated dental practices that were outstanding at the time the Company acquired the assets of the practice and amounts due from third party payors related to the arrangement of the provision of care to patients.


  Receivables Due From Affiliated Dental Practices

  Receivables due from affiliated practices represent amounts due pursuant to the terms of the service agreements as described below.

  Revenue--Affiliated Dental Practices

  The affiliated dental practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain third party payor contracts .

  The Company does not consolidate the financial statements of its affiliated dental practices with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental practices are presented below for illustrative purposes only (in thousands):

                                                                                 Years Ended December 31,
                                                         ------------------------------------------------------------------------
                                                                  1996                    1997                     1998
                                                         ----------------------  -----------------------  -----------------------
                                                          Park   All Affiliated   Park    All Affiliated   Park    All Affiliated
                                                         Dental    Practices     Dental     Practices     Dental     Practices
                                                         ------  --------------  -------  --------------  -------  --------------
Adjusted gross revenue-affiliated dental practices...    $4,459      $4,920      $38,515      $64,492     $45,142     $105,438
Amounts retained by affiliated dental practices......       858       1,025        8,461       16,050      10,728       30,022
                                                         ------      ------      -------      -------     -------     --------
Net revenue earned by the Company under service
 agreements..........................................    $3,601      $3,895      $30,054      $48,442     $34,414     $ 75,416
                                                         ======      ======      =======      =======     =======     ========

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


  Net Revenue

  The Company's net revenue represents the aggregate amounts charged to affiliated dental practices pursuant to the terms of the service agreements. Under such agreements, the affiliated dental practices reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. The Company's service fees generally consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of the Company and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Additionally, the Company's net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients. The Company records its revenue monthly as earned.

  For the years ended December 31, 1996, 1997 and 1998, net revenue consisted of the following (in thousands):

                                                                                         1996             1997          1998
                                                                                         ----             ----          ----
Reimbursement of expenses:
  Rent expense.................................................................         $  267           $ 3,476       $ 5,590
  Other operating expenses.....................................................          2,908            32,910        50,688
                                                                                        ------           -------       -------
     Total reimbursement of expenses...........................................          3,175            36,386        56,278
                                                                                        ------           -------       -------
Service fees:
  Monthly fee..................................................................            720            10,724        17,306
  Additional variable fee......................................................              -             1,332         1,832
                                                                                        ------           -------       -------
     Total service fees........................................................            720            12,056        19,138
                                                                                        ------           -------       -------
     Net revenue earned by the company under service agreements................          3,895            48,442        75,416
Revenue related to the arrangement of the provision of care to patients........             38             4,828         8,674
                                                                                        ------           -------       -------
     Total net revenue.........................................................         $3,933           $53,270       $84,090
                                                                                        ======           =======       =======


(4) ACQUISITIONS AND AFFILIATIONS

  During the year ended December 31, 1997, the Company acquired substantially all the assets of six dental practices and a related entity associated with one of these practices, Orthocare, Ltd., (now a wholly-owned subsidiary), which contracts with third party payors and orthodontic providers to arrange for the provision of orthodontic care to patients insured by such third party payors. The Company simultaneously entered into 40-year service agreements with four of the affiliated dental groups (two practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $16.8 million in cash, $2.4 million in subordinated promissory notes and 180,834 shares of Common Stock. All transactions completed in 1997 are referred to as the "1997 Transactions."

  During the year ended December 31, 1998, the Company acquired substantially all the assets of ten dental group practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.4 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. All transactions completed in 1998 are referred to as the "1998 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.

             For The Years Ended December 31, 1996, 1997 and 1998

  The 1997 and 1998 Transactions are as follows:

                   Date                                      Affiliated Group                                Location(s)
                   ----                                      ----------------                                -----------
March 1997...............................   Malcolm R. Scott, D.D.S.                              San Marcos, TX
March 1997...............................   Lakeside Dental Care                                  Metairie, LA
May 1997.................................   Soster Dental Group                                   Pittsburgh, PA
July 1997................................   Northpoint Dental Group                               Milwaukee, WI
October 1997.............................   Wilkens Dental Group                                  Milwaukee, WI
October 1997.............................   Orthocare Group                                       Minneapolis, MN
January 1998.............................   Associated Dental Care                                Phoenix and Tucson, AZ
April 1998...............................   Family Care Dental Centers                            Janesville, Kenosha and Racine, WI
April 1998...............................   John E. Carey, D.D.S. and James J. Peterman, D.D.S.   Madison, WI
April 1998...............................   Leroy S. Crapanzano, D.D.S.                           Hammond, LA
June 1998................................   Reston Dental Group                                   Reston, VA
June 1998................................   TSC Dental Centers                                    Houston, TX
July 1998................................   Indiana Dental Group                                  Indiana, PA
September 1998...........................   Mintz & Pincus Dental Group                           Oxon Hill and Waldorf, MD
September 1998...........................   Westmore Dental Group                                 Mt. Pleasant, PA
November 1998............................   St. Croix Valley Orthodontics                         Hudson, WI

  The accompanying consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price associated with all of the 1997 and 1998 Transactions over the estimated fair value of net assets acquired has been recorded as intangible assets which are summarized as follows (in thousands):

                                                                                                                 Amount
                                                                                                               ----------
  Fair value of total consideration paid...................................................................      $42,081
  Fair value of net tangible assets acquired and liabilities assumed.......................................          148
                                                                                                                 -------
  Excess of fair value of the consideration paid over the fair value of net tangible assets acquired.......      $41,933
                                                                                                                 =======

  The excess of the fair value of the consideration paid over the fair value of the net tangible assets acquired has been allocated as follows:
  Service agreements associated with affiliations..........................................................      $38,573
  Goodwill associated with the acquisition.................................................................        3,360
                                                                                                                 -------
                                                                                                                 $41,933
                                                                                                                 =======

  If the acquisition of Orthocare, Ltd., which was accounted for as a purchase, had occurred on January 1, 1996, the Company's unaudited net revenue, earnings
(loss) before income taxes, net earnings (loss) and net loss per share would have been $7,661,000, $(2,465,000), $(2,465,000), and $(3.24) per share, respectively, for the year ended December 31, 1996 and $56,346,000, $1,248,000, $1,118,000, and $(0.03) per share, respectively, for the year ended December 31, 1997. Such pro forma financial information reflects certain adjustments, including amortization of intangibles, income tax effects and an increase in the weighted average shares outstanding. This unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1996 and is not necessarily indicative of results that may be obtained in the future.

  Subsequent to December 31, 1998, the Company acquired substantially all the assets of two dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (the dentists of the other dental group joined an existing affiliate). The aggregate purchase price paid in connection with these transactions consisted of approximately $3.9 million in cash, $0.1 million in subordinated promissory notes and $0.1 million in deferred payments. These transactions are referred to as the "1999 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(5) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 (in thousands):

                                                                           1997           1998
                                                                           ----           ----
    Land, buildings and leasehold improvements......................     $ 6,376       $  9,850
    Equipment.......................................................       6,191          9,938
    Furniture and fixtures..........................................       2,868          3,461
                                                                         -------       --------
       Total property and equipment.................................      15,435         23,249
    Less accumulated depreciation...................................      (6,683)       (10,306)
                                                                         -------       --------
       Property and equipment, net..................................     $ 8,752       $ 12,943
                                                                         =======       ========

    Operating Leases

    The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2009. Rent expense for the years ended December 31, 1996, 1997 and 1998 amounted to $319,000, $3,926,000 and $6,248,000, respectively, of which $267,000, $3,476,000 and
$5,590,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

    Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 1998 are as follows (in thousands):

                                                                                        Amount to be
                                                                                         Reimbursed
                                                                                            Under
                                                                          Total Amount     Service       Net
                                                                               Due       Agreements     Amount
                                                                          ------------  ------------    ------
    1999............................................................         $ 5,817       $ 5,268      $  549
    2000............................................................           5,152         4,676         476
    2001............................................................           4,486         4,056         430
    2002............................................................           3,967         3,613         354
    2003............................................................           3,333         3,184         149
    Thereafter......................................................          13,836        13,836           -
                                                                             -------       -------      ------
      Total minimum lease payments..................................         $36,591       $34,633      $1,958
                                                                             =======       =======      ======

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(6) INCOME TAXES

    Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

                                                       1996           1997          1998
                                                       ----           ----          ----
    Current:
      Federal....................................     $       -      $     54      $    704
      State......................................             -           102           308
                                                      ---------      --------      --------
                                                              -           156         1,012
                                                      ---------      --------      --------
    Deferred:
      Federal....................................             -           (32)        1,249
      State......................................             -             -           217
                                                      ---------      --------      --------
                                                              -           (32)        1,466
                                                      ---------      --------      --------
        Total income taxes.......................     $       -      $    124      $  2,478
                                                      =========      ========      ========

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

                                                                                    1997             1998
                                                                                    ----             ----
    Deferred tax assets:
      Operating loss and other carryforwards.................................      $   989          $   91
      Property and equipment.................................................          566             632
      Organization and start-up costs........................................          243             630
      Accrued expenses and other liabilities.................................          730             524
                                                                                   -------          ------
      Total gross deferred tax assets........................................        2,528           1,877
      Valuation allowance....................................................       (2,454)              -
                                                                                   -------          ------
       Total deferred tax assets.............................................           74           1,877
                                                                                   -------          ------
    Deferred tax liabilities:
      Intangibles............................................................          (16)           (389)
      Other..................................................................         (289)           (303)
                                                                                   -------          ------
       Total deferred tax liabilities........................................         (305)           (692)
                                                                                   -------          ------
       Net deferred tax assets (liabilities).................................      $  (231)         $1,185
                                                                                   =======          ======

    The valuation allowance for deferred tax assets was $2,454,000 and $0 as of December 31, 1997 and 1998, respectively. The net change in the total valuation allowance for the years ended December 31, 1996, 1997 and 1998 was an increase of $3,062,000, a decrease of $608,000 and a decrease of $2,454,000, respectively. The valuation allowance was reversed due to the Company's taxable earnings in 1998 and management's assessment that it is more likely than not that the remaining net deferred tax assets will be realized through future taxable earnings. The reversal of the valuation allowance attributable to acquired deferred tax assets reduced intangible assets by $2,083,000. The remaining reversal of the valuation allowance provided a tax benefit of $371,000 in the Company's consolidated statement of operations for the year ended December 31, 1998.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

    The net deferred tax assets (liabilities) consisted of the following at December 31 (in thousands):

                                                             1997                       1998
                                                  -------------------------   -------------------------
                                                  Federal   State    Total    Federal   State    Total
                                                  -------   -----   -------   -------   -----   -------
    Deferred tax assets:
      Current.................................    $   354   $  95   $   449    $   49   $  16   $   65
      Non-current.............................      1,457     622     2,079     1,250     562    1,812
      Valuation allowance.....................     (1,807)   (647)   (2,454)        -       -        -
                                                  -------   -----   -------    ------   -----   ------
         Total deferred tax assets............          4      70        74     1,299     578    1,877
                                                  -------   -----   -------    ------   -----   ------

    Deferred tax liabilities:
      Current.................................          -       -         -         -       -        -
      Non-current.............................       (203)   (102)     (305)     (497)   (195)    (692)
                                                  -------   -----   -------    ------   -----   ------
         Total deferred tax liabilities.......       (203)   (102)     (305)     (497)   (195)    (692)
                                                  -------   -----   -------    ------   -----   ------
         Net deferred tax assets (liabilities)    $  (199)  $ (32)  $  (231)   $  802   $ 383   $1,185
                                                  =======   =====   =======    ======   =====   ======

    At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,092,000 which were utilized in full to offset Federal taxable income in 1998.

    The following table reconciles the Federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31:

                                                                          1996        1997       1998
                                                                          ----        ----       ----
    Income taxes at Federal statutory rate...........................    (34.0)%      34.0%      34.0%
    State taxes, net of Federal benefit..............................     (6.0)        4.0        5.5
    Valuation reserve and other changes..............................     33.0       (36.6)      (5.0)
    Intangibles and other permanent differences......................      7.0         9.0        4.5
                                                                         -----       -----       ----
    Effective income tax rate........................................        - %      10.4%      39.0%
                                                                         =====       =====       ====

(7) DEBT

    Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

                                                                                                 1997         1998
                                                                                                 ----         ----
    Revolving line of credit advances, collateralized by substantially all assets of the
      Company, all at a LIBOR-based rate of approximately 6.6%............................      $16,700      $ 4,300
    Mortgages payable, secured, interest rates ranging from 8.6% to 8.8% payable in
      installments through 2015...........................................................          727          660
    Note payable, unsecured, interest rate of 8.5% payable in installments, maturing
      in 2004.............................................................................           45           40
    Subordinated notes payable to stockholders and former owners, bearing interest
      at 7%, maturing through 2005........................................................        4,308        5,894
    Capital lease obligations.............................................................          247          165
                                                                                                -------      -------
    Total long-term debt and capital lease obligations....................................       22,027       11,059
    Less current maturities...............................................................          774        1,079
                                                                                                -------      -------
    Long-term debt and capital lease obligations, excluding current maturities............      $21,253      $ 9,980
                                                                                                =======      =======

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

    Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 1998 are as follows (in thousands):

                                                                Long-term           Capital
                                                                   Debt             Leases
                                                                   ----             ------
     1999....................................................    $ 1,029              $ 63
     2000....................................................      1,052                50
     2001....................................................      5,377                50
     2002....................................................      1,104                31
     2003....................................................      1,071                 -
     Thereafter..............................................      1,261                 -
                                                                 -------              ----
        Total payments.......................................    $10,894               194
                                                                 =======
     Less amounts representing interest......................                           29
                                                                                      ----
     Total obligations under capital leases..................                         $165
                                                                                      ====

    Revolving Line of Credit

    In April 1997, the Company entered into a $30 million revolving line of credit agreement with a bank. In December 1998, the Company amended its line of credit to (i) increase the amount available under the line to $50 million, (ii) add two additional banks, (iii) extend the maturity date and (iv) modify certain other terms, including pricing. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at the Company's option. The margin for LIBOR loans is based upon the Company's debt coverage ratio and ranges up to 1.625%. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in December 2001.

(8) STOCKHOLDERS' EQUITY

    Preferred Stock

    The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. At the closing of the initial public offering, 400,000 shares of Series A Convertible Preferred Stock (which were converted into 2,399,995 shares of Common Stock) and 70,000 shares of Series B Redeemable Preferred Stock (which were redeemed for cash) were restored to the status of undesignated preferred stock available for issuance.

    Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board or Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which, could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 1998, there were no shares of Preferred Stock issued or outstanding.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

   Common Stock

   The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value, of which 2,394,212 and 7,436,066 shares were issued and outstanding at December 31, 1997 and 1998, respectively. In January and February of 1996, the Company sold 300,000 shares of its Common Stock for $100,000. Additionally, in January 1996, the Company sold 300,000 shares of its Common Stock, which were subject to certain restrictions, for $500. In connection with this transaction, the Company is recording compensation expense ratably as the restrictions lapse. Compensation expense amounted to $22,809, $24,884 and $24,888 for the years ended December 31, 1996, 1997 and 1998, respectively.

   On November 7, 1997, the Company approved a 6-for-1 split of the Company's Common Stock effected in the form of a stock dividend. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this split.

   Initial Public Offering

   During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in an initial public offering ("IPO") at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under the Company's revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions.

   Dividend Restriction

   The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. Additionally, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent.

(9) STOCK OPTION PLANS

    1996 Stock Option Plan

    The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 1998, options for a total of 973,246 shares were reserved for issuance and options for 731,232 shares were outstanding under this Plan.

                        AMERICAN DENTAL PARTNERS, INC.

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

   1996 Time Accelerated Restricted Stock Option Plan

   The Company's 1996 Time Accelerated Restricted Stock Option Plan, as amended ("TARSOP Plan"), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. These options vest at the end of the ninth year, but are subject to accelerated vesting based on achievement of certain performance measures. The total number of shares subject to the TARSOP is 360,360. Options to purchase all such shares have been granted and became exercisable at the completion of the IPO.

   1996 Affiliate Stock Option Plan

   The Company's 1996 Affiliate Stock Option Plan, as amended (the "Affiliate Plan"), provides for the grant of stock options to certain persons associated with the affiliated dental practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. At December 31, 1998, options for a total of 110,000 shares were reserved for issuance and options for 89,586 shares were outstanding under this Plan.

   1996 Directors Stock Option Plan

   The Company's 1996 Directors Stock Option Plan, as amended (the "Directors Plan"), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 1998, options for a total of 60,000 shares were reserved for issuance and options for 24,800 shares were outstanding under this Plan.

   Stock Option Activity

   A summary of stock option activity under all the Company's stock option plans for the years ended December 31, 1996, 1997 and 1998 follows:

                                               1996                        1997                          1998
                                        --------------------        -----------------------       ---------------------
                                                    Weighted                       Weighted                    Weighted
                                                      Avg.                           Avg.                        Avg.
                                                    Exercise                       Exercise                    Exercise
                                        Options      Price           Options        Price          Options      Price
                                        -------     --------        ---------      --------       ---------    --------
Outstanding at beginning of year              -     $      -          566,670      $   3.50       1,118,166    $   8.69
Granted                                 571,170         3.50          552,096         14.04         101,518       12.01
Cancelled                                (4,500)        0.33             (600)        14.17         (13,706)      13.42
                                        -------     --------        ---------      --------       ---------    --------
Outstanding at end of year              566,670     $   3.50        1,118,166      $   8.69       1,205,978    $   8.92
                                        =======     ========        =========      ========       =========    ========
Exercisable at end of year               16,320     $   7.59           72,098      $   6.90         638,573    $   5.77
                                        =======     ========        =========      ========       =========    ========

                         AMERICAN DENTAL PARTNERS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


  The Company accounts for stock options in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options issued been determined consistent with SFAS No. 123, the Company's net earnings in 1998 would have been reduced by approximately $28,000 with no impact on diluted net earnings per share. There would have been no impact to the Company's net earnings (loss) and diluted net loss per share in 1996 and 1997.

  The weighted average fair value of options granted during 1998 was $3.02. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in 1998: risk-free interest rate of 5.0%, expected life of four years, expected volatility of 56% and no dividends. The following assumptions for grants in 1996 and 1997 were used: risk-free interest rate of 6.7%, expected life of four years, no volatility and no dividends.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                      Options Outstanding                                  Options Exercisable
                       ---------------------------------------------------------    ---------------------------------
                                        Weighted Average
                                            Remaining         Weighted Average
       Range of            Number       Contractual Life          Exercise            Number       Weighted Average
    Exercise Prices      Outstanding       (in years)               Price           Exercisable     Exercise Price
-----------------------  -----------  ---------------------  -------------------    -----------    ----------------
         $0.33               352,770             6.3                 $ 0.33             322,770          $ 0.33
    $ 8.06 - $11.50          223,700             7.6                 $ 8.47             147,346          $ 8.33
    $12.50 - $13.00          125,242             8.6                 $12.76              23,233          $12.51
         $14.17              504,266             8.5                 $14.17             145,224          $14.17
                           ---------             ---                 ------             -------          ------
                           1,205,978             7.7                 $ 8.92             638,573          $ 5.77
                           =========             ===                 ======             =======          ======


(10) EMPLOYEE BENEFIT PLANS

  1997 Employee Stock Purchase Plan

  The 1997 Employee Stock Purchase Plan, as amended (the "Employee Stock Purchase Plan"), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months' duration, except that the first such option period began concurrent with the completion of the IPO and ended on December 31, 1998. The purchase price of Common Stock under the Employee Stock Purchase Plan is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The Employee Stock Purchase Plan imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 200,000 shares of Common Stock has been reserved for issuance under the Employee Stock Purchase Plan, of which 30,814 shares were committed for issuance as of December 31, 1998.

  Under SFAS No. 123, compensation cost would have been recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998: risk-free interest rate of 5.6%, expected life of 0.71 years, expected volatility of 56% and no dividends. The fair value of those purchase rights granted in 1998 was $4.82 per share.

                         AMERICAN DENTAL PARTNERS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Retirement Plans

  The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company's principal defined contribution retirement plan, which provides for a match of up to 3% of an employee's compensation. Additionally, at December 31, 1998, the Company had seven other defined contribution retirement plans which were acquired in connection with affiliation transactions. Total plan expense for the years ended December 31, 1996, 1997 and 1998 was $20,000, $189,000 and $423,000, respectively.

(11) EARNINGS PER SHARE

  Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended December 31 (in thousands, except per share amounts):

                                                                             1996     1997     1998
                                                                           --------  -------  -------
  BASIC EARNINGS (LOSS) PER SHARE:
  Net earnings (loss)..............................................        $(2,443)  $1,070   $3,886
  Less:  Dividends on Series A Convertible Preferred Stock.........           (109)    (632)    (200)
         Dividends on Series B Redeemable Preferred Stock..........            (96)    (560)    (195)
                                                                           -------   ------   ------
  Net earnings (loss) available to common stockholders.............        $(2,648)  $ (122)  $3,491
                                                                           =======   ======   ======

  Weighted average common shares outstanding.......................            768    2,273    5,907
                                                                           =======   ======   ======

  Net earnings (loss) per share....................................        $ (3.45)  $(0.05)   $0.59
                                                                           =======   ======   ======

  DILUTED EARNINGS (LOSS) PER SHARE:
  Net earnings (loss)..............................................        $(2,443)  $1,070   $3,886
  Less:  Dividends on Series A Convertible Preferred Stock.........           (109)    (632)       -
         Dividends on Series B Redeemable Preferred Stock..........            (96)    (560)    (195)
                                                                           -------   ------   ------
  Net earnings (loss) available to common stockholders.............        $(2,648)  $ (122)  $3,691
                                                                           =======   ======   ======

  Weighted average common shares outstanding.......................            768    2,273    5,907
  Add:  Dilutive effect of options (1).............................              -        -      237
        Assumed conversion of Series A Convertible
         Preferred Stock (1)(2)....................................              -        -      723
                                                                           -------   ------   ------
  Weighted average common shares as adjusted.......................            768    2,273    6,867
                                                                           =======   ======   ======

  Net earnings (loss) per share....................................         $(3.45)  $(0.05)   $0.54
                                                                           =======   ======   ======

____________________
(1) The assumed conversion of Series A Convertible Preferred Stock and the dilutive effect of stock options were not included in the calculation of Diluted EPS for the years ended December 31, 1996 and 1997, as the inclusion of these items would have been antidilutive.
(2) In connection with the IPO, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation for the year ended December 31, 1998 assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of January 1, 1998.

                         AMERICAN DENTAL PARTNERS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



(12) SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

  The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 1997 and 1998 (in thousands, except per share amounts):

                                                                         FIRST           SECOND           THIRD         FOURTH
                                                                         QUARTER         QUARTER         QUARTER        QUARTER
                                                                         -------         -------         -------        -------
1997
----
Net revenue.........................................................     $11,226         $12,076         $13,318        $16,650
Operating expenses..................................................      11,081          11,751          12,848         15,833
Earnings from operations............................................         145             325             470            817
Earnings before income taxes........................................         172             218             355            449
Income taxes........................................................          --               7              74             43
Net earnings........................................................     $   172         $   211         $   281        $   406
Net earnings (loss) per share:
  Basic.............................................................     $ (0.06)        $ (0.04)        $ (0.01)       $  0.04
  Diluted...........................................................     $ (0.06)        $ (0.04)        $ (0.01)       $  0.04
Weighted average common shares outstanding:
  Basic.............................................................       2,213           2,228           2,255          2,394
  Diluted...........................................................       2,213           2,228           2,255          2,593


1998
----
Net revenue.........................................................     $18,171         $20,217         $22,334        $23,368
Operating expenses..................................................      16,963          18,637          20,248         20,791
Earnings from operations............................................       1,208           1,580           2,086          2,577
Earnings before income taxes........................................         769           1,374           1,893          2,330
Income taxes........................................................         300             536             738            906
Net earnings........................................................     $   469         $   838         $ 1,155        $ 1,424
Net earnings per share:
  Basic.............................................................     $  0.06         $  0.12         $  0.16        $  0.19
  Diluted...........................................................     $  0.06         $  0.11         $  0.15        $  0.19
Weighted average common shares outstanding:
  Basic.............................................................       2,429           6,265           7,428          7,436
  Diluted...........................................................       2,632           7,103           7,660          7,671

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the executive officers of the Company is included under the caption "Executive Officers" in Part I of this Report.

  The information set forth under the captions "Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the American Dental Partners, Inc. Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

  The information set forth under the caption "Executive Compensation" in the Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Transactions" and the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

  (A)(1) CONSOLIDATED FINANCIAL STATEMENTS (See Item 8)

  (A)(2) FINANCIAL STATEMENT SCHEDULES
  All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

  (A)(3) EXHIBITS
  The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 48.

  (B)    REPORTS ON FORM 8-K
  No Current Reports on Form 8-K were filed during the three-month period ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 5th day of March, 1999.

                                  American Dental Partners, Inc.


                                           /s/ Gregory A. Serrao
                                  By:-----------------------------------------
                                               GREGORY A. SERRAO
                                      Chairman, President and Chief Executive
                                                  Officer

  Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       CAPACITY IN WHICH SIGNED                      DATE
        ---------                       ------------------------                      ----
/s/ Gregory A. Serrao                   Chairman, President and Chief              March 5, 1999
---------------------------------
    GREGORY A. SERRAO                    Executive Officer and Director
                                         (principal executive officer)

/s/ Ronald M. Levenson                  Senior Vice President, Chief Financial     March 5, 1999
---------------------------------
    RONALD M. LEVENSON                   Officer and Treasurer (principal
                                         financial and accounting officer)

/s/ Dr. Gregory T. Swenson              Director                                   March 5, 1999
---------------------------------
    DR. GREGORY T. SWENSON

 /s/ Martin J. Mannion                  Director                                   March 5, 1999
---------------------------------
     MARTIN J. MANNION

 /s/ James T. Kelly                     Director                                   March 5, 1999
---------------------------------
     JAMES T. KELLY

 /s/ Derril W. Reeves                   Director                                   March 5, 1999
---------------------------------
     DERRIL W. REEVES

                                 EXHIBIT INDEX

Exhibit
Number                     Exhibit Description
-------                    -------------------

  +3(a) Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc.

  +3(b)    Amended and Restated By-laws of American Dental Partners, Inc.

  +4(a)    Form of Stock Certificate.

 **4(b)    Form of Subordinated Promissory Note and Form of Subordination
           Agreement.

 +10(a) American Dental Partners, Inc. Series A and Series B Preferred Stock Purchase Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Ventures IV, L.P., Summit Investors, III, L.P., and Gregory A. Serrao, as amended by First Amendment to Series A and Series B Preferred Stock Purchase Agreement dated February 19, 1996, Second Amendment to Series A and Series B Preferred Stock Purchase Agreement dated May 1, 1996, and Third Amendment to Series A and Series B Preferred Stock Purchase Agreement dated November 1, 1996.

 +10(b) American Dental Partners, Inc. Subordinated Debenture Purchase Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Subordinated Debt Fund, L.P., and Summit Investors III, L.P., as amended by First Amendment to Subordinated Debenture Purchase Agreement dated May 1, 1996, and Second Amendment to Subordinated Debenture Purchase Agreement dated November 1, 1996.

 +10(c) Registration Rights Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Venture IV, L.P., Summit Investors III, L.P., Gregory A. Serrao, and others, as amended by Amendment to Registration Rights Agreement dated November 1, 1996.

 +10(d) Reformation Agreement dated December 23, 1996, among American Dental Partners, Inc., Summit Ventures IV, L.P., Summit Investors III, L.P., Summit Investors II, L.P., and Gregory A. Serrao.

 *#10(e) American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2 and No. 3.

 +#10(f) American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1.

 *#10(g) American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1 and No. 2.

 *#10(h) American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2 and No. 3.

 +#10(i) Employment and Non-Competition Agreement dated January 8, 1996, between American Dental Partners, Inc. and Gregory A. Serrao.

 +#10(j) Employment Agreement dated April 22, 1996, between American Dental Partners, Inc. and Ronald M. Levenson.

 *#10(k) Employment and Noncompetition Agreement dated October 21, 1998, between American Dental Partners, Inc. and Lee S. Feldman.

 +#10(l) Employment and Noncompetition Agreement dated November 12, 1996, between PDHC, Ltd. and Gregory T. Swenson, D.D.S.

 +10(m) Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.).

 +10(n) Registration Rights Agreement dated December 13, 1996, between American Dental Partners, Inc. and Les L. Crane, D.D.S.

 +10(o) Registration Rights Agreement dated December 23, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of Smileage Dental Care, Inc.).

 +10(p) Registration Rights Agreement dated March 31, 1997, between American Dental Partners, Inc. and Lakeside Dental Group.

 +10(q) Registration Rights Agreement dated May 22, 1997, between American Dental Partners, Inc. and Abel J. Soster, DMD.

Exhibit
Number                        Exhibit Description
-------                       -------------------


   *10(r) Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A.

   *10(s) Amended and Restated Service Agreement dated January 1, 1999, between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C.

   *10(t) Amended and Restated Revolving Credit Agreement dated December 4, 1998, among American Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and BankBoston, N.A. as Co-Agent.

   +10(u) Acquisition and Exchange Agreement dated November 11, 1996, among American Dental Partners, Inc., PDHC, Ltd., and the Shareholders of PDHC, Ltd.

   +10(v) Asset Purchase Agreement dated December 13, 1996, among American Dental Partners, Inc., Texas Dental Partners, Inc., Les L. Crane, D.D.S., P.C., and Les L. Crane, D.D.S.

   +10(w) Agreement and Plan of Merger and Reorganization dated December 23, 1996, among American Dental Partners, Inc., American Dental Partners of Wisconsin, Inc., Smileage Dental Care, Inc., and the Shareholders of Smileage Dental Care, Inc.

   +10(x) Registration Rights Agreement dated July 1, 1997, among American Dental Partners, Inc. and John M. Werwie, D.D.S., James F. Ruzicka, D.D.S., and Jon J. Pagenkopf, D.D.S.

   +10(y) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S., J.E. Cutliffe, D.D.S., Timothy J. Montgomery, D.D.S., Curtis R. Dunn, D.D.S., and Christopher S. Hipp, D.D.S.

   +10(z) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler.

  +10(aa) Asset Purchase Agreement dated October 1, 1997, among American Dental Partners, Inc., Apple Park Associates, Inc., APAM, Inc., OC Specialists, Ltd., and the Shareholders of APAM, Inc. and OC Specialists, Ltd.

  +10(bb) Asset Purchase Agreement dated October 1, 1997 among American Dental Partners, Inc., American Dental Partners of Wisconsin, Inc., Terrance R. Wilkens, D.D.S., Terrance R. Wilkens, D.D.S., S.C., Brookfield Dental Center, S.C., Waukesha Dental Center, S.C., Hales Corners Dental Center, S.C., and West Allis Dental Center, S.C.

 +#10(cc) Employment and Noncompetition Agreement dated November 12, 1996, between American Dental Partners, Inc., and Forrest M. Flint.

++10(dd) Asset Purchase Agreement dated June 3, 1998, among American Dental Partners, Inc., American Dental Partners of Virginia, Inc., Reston Dental Group, P.C., and the shareholders of Reston Dental Group, P.C.

  @10(ee) Amended and Restated Asset Purchase Agreement dated February 8, 1999, among American Dental Partners, Inc., Innovative Practice Concepts, Inc., Associated Dental Care Providers, P.C., CIGNA HealthCare of Arizona, Inc. and CIGNA Dental Health, Inc.

 *#10(ff) Employment and Noncompetition Agreement dated January 1, 1999, between American Dental Partners, Inc. and Joseph V. Errante, D.D.S.

   *21      Subsidiaries of American Dental Partners, Inc.

   *23      Consent of KPMG Peat Marwick LLP.

Exhibit
Number                     Exhibit Description
-------                    -------------------


  *27    Financial Data Schedule.

____________
* Filed herewith. For Exhibits 10(r) and 10(s), certain portions of these exhibits have been omitted pursuant to confidential treatment granted under Rule 406 of the Securities Act.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-56941) and incorporated herein by reference.
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-39981) and incorporated herein by reference.
++ Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.
@ Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1999 and incorporated herein by reference.
#   Management contracts or compensatory plans or arrangements.