Form 10-Q
period 1999-03-31
AMERICAN DENTAL PARTNERS INC
filed 1999-05-12
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q
                                   ---------

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999


                                       or

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


                               X    YES                   NO
                             -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value, outstanding as of May 12, 1999:  7,517,448 shares


================================================================================
                                                Exhibit Index appears on Page 17

                        AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets at December 31, 1998
              and March 31, 1999 (unaudited)................................  3

              Consolidated Statements of Earnings for the Three Months
              Ended March 31, 1998 and 1999 (unaudited).....................  4

              Consolidated Statement of Stockholders' Equity for the
              Three Months Ended March 31, 1999 (unaudited) ................  5

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1998 and 1999 (unaudited)........  6

              Notes to Interim Consolidated Financial Statements ...........  7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  9


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.... 15

Part II.      Other Information

Item 1.       Legal Proceedings ............................................ 15

Item 2.       Changes in Securities and Use of Proceeds..................... 15

Item 3.       Defaults Upon Senior Securities .............................. 15

Item 4.       Submission of Matters to a Vote of Security Holders .......... 15

Item 5.       Other Information ............................................ 15

Item 6.       Exhibits and Reports on Form 8-K ............................. 15

Signatures    .............................................................. 16

Exhibit Index .............................................................. 17

Exhibit 27    .............................................................. 18

                        AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                    December 31,     March 31,
                                                        1998           1999
                                                        ----           ----
                                                                   (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents........................   $ 2,091        $ 2,995
 Accounts receivable..............................       186            218
 Receivables due from affiliated practices........     4,579          5,586
 Inventories......................................       585            779
 Prepaid expenses and other receivables...........     1,466          1,569
 Deferred income taxes............................        65             65
                                                     -------        -------
       Total current assets.......................     8,972         11,212
                                                     -------        -------

Property and equipment, net.......................    12,943         15,401
                                                     -------        -------
Non-current assets:
 Intangible assets, net...........................    47,152         56,461
 Deferred income taxes............................     1,120          1,528
 Other assets.....................................       348            351
                                                     -------        -------
       Total non-current assets...................    48,620         58,340
                                                     -------        -------
       Total assets...............................   $70,535        $84,953
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................   $ 3,010        $ 4,158
 Accrued compensation, benefits and taxes.........     3,426          3,572
 Accrued expenses.................................     3,377          4,234
 Income taxes payable.............................       805            661
 Current maturities of debt.......................     1,079          1,184
                                                     -------        -------
       Total current liabilities..................    11,697         13,809
                                                     -------        -------
Non-current liabilities:
 Long-term debt...................................     9,980         20,076
 Other liabilities................................       553            748
                                                     -------        -------
       Total non-current liabilities..............    10,533         20,824
                                                     -------        -------
       Total liabilities..........................    22,230         34,633
                                                     -------        -------
Stockholders' equity:
   Preferred stock, par value $0.01 per share,
     1,000,000 shares authorized, no shares
     issued or outstanding........................         -              -
   Common stock, par value $0.01 per share,
     25,000,000 shares authorized, 7,436,066
     and 7,517,448 shares issued and outstanding..        74             75
   Additional paid-in capital.....................    45,742         46,396
   Unearned compensation..........................       (24)           (18)
   Retained earnings..............................     2,513          3,867
                                                     -------        -------
       Total stockholders' equity.................    48,305         50,320
                                                     -------        -------
Commitments and contingencies
       Total liabilities and stockholders' equity.   $70,535        $84,953
                                                     =======        =======

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       ----------------
                                                       1998        1999
                                                       ----        ----
                                                         (unaudited)
Net revenue......................................    $18,171     $26,234
                                                     -------     -------
Operating expenses:
    Salaries and benefits........................      9,649      12,913
    Lab fees and dental supplies.................      2,196       3,507
    Office occupancy.............................      1,609       2,445
    Other operating expenses.....................      1,645       2,154
    General corporate expenses...................        975       1,196
    Depreciation.................................        556         768
    Amortization of intangibles..................        333         554
                                                     -------     -------
        Total operating expenses.................     16,963      23,537
                                                     -------     -------
Earnings from operations.........................      1,208       2,697
    Interest expense, net........................        439         284
                                                     -------     -------
Earnings before income taxes.....................        769       2,413
    Income taxes.................................        300       1,059
                                                     -------     -------
    Net earnings.................................    $   469     $ 1,354
                                                     =======     =======

Net earnings per common share:
    Basic........................................    $  0.06     $  0.18
    Diluted......................................    $  0.06     $  0.18

Weighted average common shares outstanding:
    Basic........................................      2,429       7,471
    Diluted......................................      2,632       7,669

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                (in thousands)
                                  (unaudited)

                                                 Common Stock        Additional                                     Total
                                             -------------------      Paid-in        Unearned       Retained    Stockholders'
                                             Shares       Amount      Capital      Compensation     Earnings       Equity
                                             ------       ------      -------      ------------     --------    ------------
Balance at December 31, 1998...............   7,436         $74       $45,742            $(24)       $2,513        $48,305
  Common stock issued for
    acquisitions and affiliations..........      50           1           351               -             -            352
  Common stock issued for the
    employee stock purchase plan...........      31           -           303               -             -            303
  Amortization of unearned compensation....       -           -             -               6             -              6
  Net earnings.............................       -           -             -               -         1,354          1,354
                                              -----         ---       -------            ----        ------        -------
Balance at March 31, 1999..................   7,517         $75       $46,396            $(18)       $3,867        $50,320
                                              =====         ===       =======            ====        ======        =======

     See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             -----------------
                                                             1998         1999
                                                             ----         ----
                                                               (unaudited)
Cash flows from operating activities:
  Net earnings...........................................  $   469     $  1,354
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation.......................................      556          768
      Amortization of intangibles........................      333          554
      Other amortization.................................       25           26
      Changes in assets and liabilities, net of
        acquisitions and affiliations:
          Accounts receivable............................       45          511
          Receivables due from affiliated practices......      148       (1,640)
          Other current assets...........................     (111)        (149)
          Accounts payable and accrued expenses..........     (281)         798
          Accrued compensation, benefits and taxes.......   (1,061)        (354)
          Income taxes payable...........................      439         (144)
                                                           -------     --------
            Net cash provided by operating activities....      562        1,724
                                                           -------     --------

Cash flows from investing activities:
  Acquisitions and affiliations, net of cash acquired....   (2,590)      (7,038)
  Capital expenditures, net..............................     (669)      (2,592)
  Other..................................................     (423)        (490)
                                                           -------     --------
            Net cash used for investing activities.......   (3,682)     (10,120)
                                                           -------     --------

Cash flows from financing activities:
  Borrowings under (repayments of) revolving line of
    credit, net..........................................    3,850        9,597
  Common stock issued for the employee stock purchase
    plan.................................................        -          303
  Repayment of borrowings................................     (387)        (586)
  Payment of initial public offering costs...............     (322)           -
  Payment of debt issuance costs.........................        -          (14)
                                                           -------     --------
            Net cash provided by financing activities....    3,141        9,300
                                                           -------     --------

Increase in cash and cash equivalents....................       21          904
Cash and cash equivalents at beginning of period.........    4,675        2,091
                                                           -------     --------
Cash and cash equivalents at end of period...............  $ 4,696     $  2,995
                                                           =======     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net..........  $   361     $    156
                                                           =======     ========
  Cash paid during the period for income taxes, net......  $    13     $  1,203
                                                           =======     ========
Acquisitions and affiliations:
  Assets acquired........................................  $ 4,228     $ 11,101
  Liabilities assumed and issued.........................   (1,391)      (3,575)
  Common stock issued....................................     (247)        (359)
                                                           -------     --------
  Cash paid..............................................    2,590        7,167
  Less cash acquired.....................................        -         (129)
                                                           -------     --------
            Net cash paid for acquisitions and
             affiliations................................  $ 2,590     $  7,038
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

     The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

(2)  Acquisitions and Affiliations

     During 1998, the Company acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.4 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. All transactions completed in 1998 are referred to as the "1998 Transactions."

     From January 1, 1999 to March 31, 1999, the Company acquired substantially all the assets of five dental group practices and simultaneously entered into 40-year service agreements with two of the affiliated dental groups (three practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $7.2 million in cash, $0.7 million in subordinated promissory notes, $0.3 million in deferred payments and 50,568 shares of Common Stock. All transactions completed in 1999 are referred to as the "1999 Transactions."

The 1998 and 1999 Transactions completed through March 31, 1999 are as follows:

                Date                         Affiliated Group                        Location(s)
                ----                         ----------------                        -----------
January 1998........................  Associated Dental Care Providers       Phoenix and Tucson, AZ
April 1998..........................  Family Care Dental Centers             Janesville, Kenosha and Racine, WI
April 1998..........................  John E. Carey, D.D.S. and              Madison, WI
                                        James J. Peterman, D.D.S.
April 1998..........................  Leroy S. Crapanzano, D.D.S.            Hammond, LA
June 1998...........................  Reston Dental Group                    Reston, VA
June 1998...........................  TSC Dental Centers                     Houston, TX
July 1998...........................  Indiana Dental Group                   Indiana, PA
September 1998......................  Mintz & Pincus Dental Group            Oxon Hill and Waldorf, MD
September 1998......................  Westmore Dental Group                  Mt. Pleasant, PA
November 1998.......................  St. Croix Valley Orthodontics          Hudson, WI
February 1999.......................  Dental Care of Alabama                 Birmingham and Tuscaloosa, AL
February 1999.......................  CIGNA HealthCare of Arizona            Phoenix, AZ
March 1999..........................  OK Dental                              Oklahoma City and Tulsa, OK
March 1999..........................  Jack G. Stacker, D.D.S.                Wausau, WI
March 1999..........................  Kenneth W. Van Sickle, Jr., D.M.D.     Mt. Pleasant, PA

  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price of all the 1998 and 1999 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

                        AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS  (Continued)


(3)  Earnings Per Share

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                              1998             1999
                                                                             ------           ------
                                                                              (in thousands, except
                                                                                  per share data)
Basic Earnings Per Share
Net earnings.............................................................    $  469           $1,354
Less: Dividends on Series A Convertible Preferred Stock..................      (165)               -
      Dividends on Series B Redeemable Preferred Stock...................      (159)               -
                                                                             ------           ------
Net earnings available to common stockholders............................    $  145           $1,354
                                                                             ======           ======
Weighted average common shares outstanding...............................     2,429            7,471
                                                                             ======           ======
Net earnings per share...................................................    $ 0.06           $ 0.18
                                                                             ======           ======

Diluted Earnings Per Share
Net earnings.............................................................    $  469           $1,354
Less: Dividends on Series A Convertible Preferred Stock..................      (165)               -
      Dividends on Series B Redeemable Preferred Stock...................      (159)               -
                                                                             ------           ------
Net earnings available to common stockholders............................    $  145           $1,354
                                                                             ======           ======

Weighted average common shares outstanding...............................     2,429            7,471
Add: Dilutive effect of options..........................................       203              198
     Assumed conversion of Series A Convertible Preferred Stock(1).......         -                -
                                                                             ------           ------
Weighted average common shares as adjusted...............................     2,632            7,669
                                                                             ======           ======

Net earnings per share...................................................    $ 0.06           $ 0.18
                                                                             ======           ======

(1) The assumed conversion of Series A Convertible Preferred Stock was not included in the calculation of Diluted EPS for the three months ended
     March 31, 1998, as the inclusion of this item would have been antidilutive.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements in this Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are based on management's current beliefs, assumptions and expectations of our future economic performance, taking into account information available at the time the statements are made. Forward-looking statements are subject to uncertainties and other factors that may cause our actual performance or financial condition in the future to be materially different from the expectations stated in the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are set forth in the "Risk Factors" section of our Registration Statement on Form S-4 (File No. 333-56941).

     Statements which include the words "believe," "expect," "anticipate," "project," "estimate," "forecast" and similar expressions should be considered forward-looking statements. These statements speak only as of the date they were made, and we are not obligated to publicly update or revise them, whether as a result of new information, future events or otherwise.

Overview

     American Dental Partners, Inc. is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets throughout the United States. We were formed in December 1995. We began our dental practice management operations in November 1996 when we completed the affiliation with our first dental group practice. Our rapid growth has resulted primarily from our affiliations with dental group practices. From November 1996 to March 31, 1999, we completed affiliations with 24 dental group practices and, at March 31, 1999, operated 123 dental facilities with 1,013 operatories in ten states.

Affiliation Summary

     When affiliating with a dental group practice, we acquire substantially all its assets, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enter into a long-term service agreement with the affiliated dental practice or professional corporation (the "PC"). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We do not own or control the affiliated dental practices and, accordingly, do not consolidate the financial statements of the PCs with ours.

  1998 Transactions

     During 1998, we acquired substantially all the assets of ten dental group practices and simultaneously entered into 40-year service agreements with four of them (six practices joined existing affiliates).

  1999 Transactions (completed through March 31, 1999)

     Since the beginning of 1999, we have acquired substantially all the assets of five dental group practices and simultaneously entered into 40-year service agreements with two of them (three practices joined existing affiliates).

Components of Revenue and Expenses

     Affiliate Adjusted Gross Revenue and Payor Mix. Our affiliated dental group practices generate revenue from patients and third party payors under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain third party payor contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated practices for the three months ended March 31, 1999 was approximately 43% fee-for-service, 12% preferred provider organization plans and 45% capitated managed care plans.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     The PC reimburses us for expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for management services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental hygienists and dental assistants), lab fees, dental supplies, office occupancy costs of the dental facilities (rent, utilities, etc.) and depreciation related to the fixed assets at the dental facilities. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits and certain other expenses of the dentists.

     Net Revenue. Our net revenue represents the aggregate fees charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which we agree to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our management services. Our service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of us and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, our service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of its dental facilities. In those situations, no additional variable fee is applicable. Additionally, our net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

     Operating Expenses. Operating expenses (excluding general corporate expenses, depreciation and amortization of intangibles) consist of the expenses incurred by us in fulfilling our obligations under the service agreements. These expenses are operating costs and expenses that would have been incurred by the affiliated dental groups had they not affiliated with us and include non-dentist salaries and benefits, lab fees and dental supplies, office occupancy costs and other expenses related to operations. Salaries and benefits expense are for personnel working for us at the dental facilities, as well as the local operating management. At the facility level, we generally employ the administrative staff and, where permitted by law, the dental hygienists and dental assistants. The local operating management team supervises and supports the staff at the dental facilities. Office occupancy includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market. Other expenses consist of professional fees, marketing costs and other general and administrative expenses.

     General Corporate Expenses. General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. We provide management, administrative, third party contracting and other services to the affiliated groups.

     Depreciation. Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local management offices and our corporate office.

     Amortization of Intangibles. Amortization of intangibles relates to intangible assets incurred in connection with completed transactions.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1999

  Overview

     Our net earnings amounted to $469,000 or diluted earnings per share of $0.06 for the three months ended March 31, 1998, as compared with net earnings of $1,354,000 or diluted earnings per share of $0.18 for the three months ended March 31, 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

     Net Revenue. Net revenue increased from $18,171,000 for 1998 to $26,234,000 for 1999, an increase of approximately 44%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 transactions for the entire period and from the 1999 transactions. In addition, same market growth from our affiliates in Austin, Milwaukee, Minneapolis, New Orleans, Phoenix, Pittsburgh and Tucson resulted from the addition and expansion of our facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($12,204,000 for 1998 as compared with $17,476,000 for 1999), management service fees ($3,925,000 for 1998 as compared with $6,367,000 for 1999) and revenue related to the arrangement of the provision of care to patients ($2,042,000 for 1998 as compared with $2,391,000 for 1999). Expense reimbursements included rent expense ($1,164,000 for 1998 as compared with $1,761,000 for 1999) and other operating expenses ($11,040,000 for 1998 as compared with $15,715,000 for 1999). Management service fees included a monthly fee ($3,740,000 for 1998 as compared with $6,096,000 for 1999) and an additional variable fee ($185,000 for 1998 as compared with $271,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 44% and 36% of our consolidated net revenue for 1998 and 1999, respectively.

     Salaries and Benefits Expense. Salaries and benefits amounted to $9,649,000 or 53.1% of net revenue for 1998, as compared with $12,913,000 or 49.2% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

     Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $2,196,000 or 12.1% of net revenue for 1998 to $3,507,000 or 13.4% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

     Office Occupancy Expense. Office occupancy expense amounted to $1,609,000 or 8.9% of net revenue for 1998, as compared with $2,445,000 or 9.3% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the expansion of dental facilities and local management offices in Arizona, Texas and Virginia. These increased costs were partially offset by better utilization of capacity in existing facilities.

     Other Operating Expenses. Other expenses amounted to $1,645,000 or 9.1% of net revenue for 1998, as compared with $2,154,000 or 8.2% of net revenue for 1999. Other costs decreased as a percentage of net revenue due primarily to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets, and efficiencies from managing certain expenses, such as professional fees and other costs associated with operating a stand alone dental group practice, on a national level, as opposed to on a local level.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     General Corporate Expenses. General corporate expenses were $975,000 or 5.4% of net revenue for 1998, as compared with $1,196,000 or 4.6% of net revenue for 1999. We have built our management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, we began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This leverage continues to a lesser extent during 1999. This reduction was partially offset by an increase in costs associated with being a public company. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

     Depreciation. Depreciation expense was $556,000 or 3.1% of net revenue for 1998, as compared with $768,000 or 2.9% of net revenue for 1999. Depreciation expense included depreciation related primarily to the assets acquired and capital expenditures associated with the development of new dental facilities in Minneapolis and Phoenix and the expansion of facilities in Austin and Minneapolis in 1999, the opening of three new facilities in Minneapolis and one new facility in Phoenix in 1998 and the addition of new operatories in Austin, Milwaukee and Minneapolis in 1998. Depreciation expense decreased as a percentage of net revenue due to leveraging of our existing property and equipment, despite the capital expenditures described above. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

     Amortization of Intangibles. Amortization of intangibles was $333,000 or 1.8% of net revenue for 1998, as compared with $554,000 or 2.1% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and five affiliations completed during 1999. We expect that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

     Interest Expense, net. Net interest expense was $439,000 or 2.4% of net revenue for 1998, as compared with $284,000 or 1.1% of net revenue for 1999. The decrease in interest expense resulted from a lower average balance of borrowings under our revolving credit facility in 1999 as compared with 1998. Borrowings under our revolving line of credit that were outstanding during 1998 were repaid with proceeds from our initial public offering completed in April 1998. This interest expense savings was partially offset by higher interest expense related to the issuance of subordinated notes in connection with the completed Transactions in 1998 and 1999.

     Income Taxes. We incurred income tax expense of $300,000 for 1998, as compared with $1,059,000 for 1999. Our effective tax rate was approximately 39% for 1998 as compared with 43.9% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, an increase in the amount of amortization of intangible assets which are not deductible for tax purposes also led to an increase in the effective tax rate in 1999.

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from our sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

     From January 1, 1998 through March 31, 1999, we completed 15 dental group practice affiliations for aggregate consideration of $25.6 million in cash, $2.9 million in subordinated promissory notes, $1.3 million in deferred payments, 104,922 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001.

     For the three months ended March 31, 1998 and 1999, cash provided by operating activities amounted to $562,000 and $1,724,000, respectively. The increase in cash from operations resulted primarily from earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     For the three months ended March 31, 1998 and 1999, cash used in investing activities amounted to $3,682,000 and $10,120,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $2,590,000 for 1998 and $7,038,000 for 1999. Cash used for capital expenditures was $669,000 and $2,592,000 for 1998 and 1999, respectively. Capital expenditures for 1998 included costs associated with the addition of three new dental facilities in Minneapolis, a new dental facility in Phoenix and the addition of new operatories in Austin, Milwaukee and Minneapolis. Capital expenditures for 1999 included costs associated with the addition of new facilities in Minneapolis and Phoenix and the expansion of existing facilities in Austin and Minneapolis. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

     For the three months ended March 31, 1998 and 1999, cash provided by financing activities amounted to $3,141,000 and $9,300,000, respectively. Cash provided by financing activities during 1998 resulted from borrowings under our revolving line of credit of $3,850,000, net of the repayment of certain indebtedness and the payment of initial public offering costs. Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $9,597,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $303,000, net of the repayment of certain indebtedness.

     In April 1997, we entered into a $30 million revolving line of credit agreement with a bank. In December 1998, we amended our line of credit to
(i) increase the amount available under the line to $50 million, (ii) add two additional banks, (iii) extend the maturity date and (iv) modify certain other terms, including pricing. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 1.625%. In addition, we pay a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in December 2001. The outstanding balance under this line as of March 31, 1999 was $13,897,000.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of March 31, 1999, 679,878 shares and $23,805,000 of notes remain available for issuance under this Shelf Registration Statement.

     We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months.

Year 2000 Issue

     The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the year. Accordingly, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions in operations, including the temporary inability to process transactions, send invoices or statements, or engage in similar normal business activities. We utilize software and related computer technologies essential to our operations.

     All significant operating systems, the general ledger system and network communication software system utilized by us are either already Year 2000 compliant or are expected to be Year 2000 compliant upon installation of available patches or upgrades at minimal to no cost. The general ledger system has already been satisfactorily tested for compliance by the software vendor. We expect that all necessary upgrades for significant operating systems and network communication software will be completed by the end of the second quarter of 1999.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     We also use various dental practice management software systems in our affiliated dental group practices. In particular, our proprietary practice management system, Comdent, which is currently used at 38 of our dental facilities, is Year 2000 compliant. We intend, when appropriate, to convert our current and future affiliated dental group practices to Comdent. In general, the other practice management systems utilized by us are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of the third quarter of 1999. Preliminary compliance testing has been done by us on Comdent and other significant practice management systems and we intend to complete all such testing by the end of the second quarter of 1999. Any systems deemed to be non-compliant at such time are expected to be converted to Year 2000 compliant systems by the end of 1999. As part of our due diligence in connection with future affiliations, we will perform a review of the dental practice management software systems being used by those dental practices for Year 2000 compliance. Continual system upgrades and conversion of dental practice management systems to our preferred systems is an integral part of our overall information systems strategy. We believe that costs specifically associated with Year 2000 compliance issues, if any, will not be material to our financial position or results of operations.

     We are still in the process of identifying potential compliance issues with non-information technology ("non-IT") systems such as phone systems and certain other equipment. We do not believe the failure of such systems would have a material adverse effect on our operations. Non-IT systems that are not compliant, if any, are expected to be upgraded or replaced by the end of the third quarter of 1999. The costs of such upgrades are not expected to be material to our financial position or results of operations.

     Year 2000 issues also relate to third parties with which we have significant relationships. In particular, our affiliated dental groups have contracts with third party payors to provide dental services in exchange for capitation, fee-for-service and PPO payments. These third party payors have systems that may be vulnerable to Year 2000 issues. We have identified and initiated discussions with all significant third party payors to determine their compliance status and develop appropriate contingency plans. There can be no assurance, however, that the systems of these significant third party payors will be Year 2000 compliant on a timely basis. We believe Year 2000 problems experienced by such third party payors is the most reasonably likely worst case scenario and that such problems could result in late payments received under the payor contracts and related cash flow problems. Potential contingency plans may include temporary advancing of funds to our affiliates by third party payors unable to process claims on a timely basis and the direct billing of patients in lieu of reimbursements under the payor contracts. In addition, we could, if necessary, use borrowings under our revolving credit facility to support working capital obligations in the event of payment problems from third party payors. Due to the dependence of our affiliated dental groups on third party payor relationships, Year 2000 system failures of such payors could have a material adverse effect on our cash flows and financial condition.

                        AMERICAN DENTAL PARTNERS, INC.
                  PART I.  FINANCIAL INFORMATION  (Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.




                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. The dentists employed by, or independent contractors of, our affiliated dental group practices are from time to time subject to malpractice claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K

              We filed a Current Report on Form 8-K dated as of February 8, 1999 related to the acquisition of certain non-clinical assets of the dental facilities formerly part of CIGNA HealthCare of Arizona, Inc. in Phoenix.

                        AMERICAN DENTAL PARTNERS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 1999                     AMERICAN DENTAL PARTNERS, INC.


                                 /s/  Gregory A. Serrao
                                 -----------------------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer



May 12, 1999                     /s/  Ronald M. Levenson
                                 -----------------------------------------------
                                 Ronald M. Levenson
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)

                        AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                          Exhibit Description
------                          -------------------

 **10(r) Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A.

 **10(s) Amended and Restated Service Agreement dated January 1, 1999, between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C.

  +10(ee) Amended and Restated Asset Purchase Agreement dated February 8, 1999, among American Dental Partners, Inc., Innovative Practice Concepts, Inc., Associated Dental Care Providers, P.C., CIGNA HealthCare of Arizona, Inc. and CIGNA Dental Health, Inc.

**#10(ff) Employment and Noncompetition Agreement dated January 1, 1999, between
          American Dental Partners, Inc. and Joseph V. Errante, D.D.S.

  *27     Financial Data Schedule.


__________________________
*    Filed herewith.

** Previously filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 1999 and incorporated herein by reference. For Exhibits 10(r) and 10(s), certain portions of these exhibits have been omitted pursuant to confidential treatment granted under Rule 406 of the Securities Act.

+ Previously filed as Exhibit 2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1999 and incorporated herein by reference.

#    Management contracts or compensatory plans or arrangements.