Form 10-Q
period 1999-06-30
AMERICAN DENTAL PARTNERS INC
filed 1999-08-12
CIK 1028087

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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


                               X    YES                   NO
                             ------                 ------

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

               Common Stock, $0.01 par value, outstanding as of August 11, 1999: 7,537,311 shares

================================================================================
                                                Exhibit Index appears on Page 22

                        AMERICAN DENTAL PARTNERS, INC.

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at December 31, 1998
           and June 30, 1999 (unaudited) .................................    3

           Consolidated Statements of Earnings for the Three Months and
           Six Months Ended June 30, 1998 and 1999 (unaudited) ...........    4

           Consolidated Statement of Stockholders' Equity for the
           Six Months Ended June 30, 1999 (unaudited) ....................    5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1999 (unaudited) ...........    6

           Notes to Interim Consolidated Financial Statements ............    7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................   10


Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk ..........................................................   19

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings .............................................   19

Item 2.    Changes in Securities and Use of Proceeds .....................   19

Item 3.    Defaults Upon Senior Securities ...............................   19

Item 4.    Submission of Matters to a Vote of Security Holders ...........   19

Item 5.    Other Information .............................................   19

Item 6.    Exhibits and Reports on Form 8-K ..............................   20

Signature ................................................................   21

Exhibit Index    .........................................................   22

                         AMERICAN DENTAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,    JUNE 30,
                                                                                            1998           1999
                                                                                        ------------  -------------
ASSETS                                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents ........................................................      $  2,091       $  1,500
  Accounts receivable ..............................................................           186            243
  Receivables due from affiliated practices ........................................         4,579          7,053
  Inventories ......................................................................           585          1,406
  Prepaid expenses and other receivables ...........................................         1,466          1,891
  Deferred income taxes ............................................................            65             65
                                                                                          --------       --------
     Total current assets ..........................................................         8,972         12,158
                                                                                          --------       --------

Property and equipment, net ........................................................        12,943         18,669
                                                                                          --------       --------
Non-current assets:
  Intangible assets, net ...........................................................        47,152         57,719
  Deferred income taxes ............................................................         1,120          1,551
  Other assets .....................................................................           348            340
                                                                                          --------       --------
     Total non-current assets ......................................................        48,620         59,610
                                                                                          --------       --------
     Total assets ..................................................................      $ 70,535       $ 90,437
                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................      $  3,010       $  4,766
  Accrued compensation, benefits and taxes .........................................         3,426          4,524
  Accrued expenses .................................................................         3,377          4,871
  Income taxes payable .............................................................           805            116
  Current maturities of debt .......................................................         1,079          1,195
                                                                                          --------       --------
     Total current liabilities .....................................................        11,697         15,472
                                                                                          --------       --------
Non-current liabilities:
  Long-term debt ...................................................................         9,980         22,638
  Other liabilities ................................................................           553            537
                                                                                          --------       --------
     Total non-current liabilities .................................................        10,533         23,175
                                                                                          --------       --------
     Total liabilities .............................................................        22,230         38,647
                                                                                          --------       --------
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares
            issued or outstanding ..................................................            --             --
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,436,066
            and 7,517,448 shares issued and outstanding ............................            74             75
  Additional paid-in capital .......................................................        45,742         46,396
  Unearned compensation ............................................................           (24)           (12)
  Retained earnings ................................................................         2,513          5,331
                                                                                          --------       --------
     Total stockholders' equity ....................................................        48,305         51,790
                                                                                          --------       --------
Commitments and contingencies
     Total liabilities and stockholders' equity ....................................      $ 70,535       $ 90,437
                                                                                          ========       ========

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                 THREE MONTHS ENDED SIX MONTHS ENDED
                                                                                      JUNE 30,          JUNE 30,
                                                                                  ----------------  ----------------
                                                                                   1998     1999      1998     1999
                                                                                   ----     ----      ----     ----
                                                                                              (UNAUDITED)
Net revenue ....................................................................  $20,217  $28,139  $38,388  $54,373
                                                                                  -------  -------  -------  -------
Operating expenses:
     Salaries and benefits .....................................................   10,452   13,827   20,101   26,740
     Lab fees and dental supplies ..............................................    2,641    3,710    4,837    7,217
     Office occupancy ..........................................................    1,850    2,721    3,459    5,166
     Other operating expenses ..................................................    1,619    2,170    3,264    4,324
     General corporate expenses ................................................    1,056    1,218    2,031    2,414
     Depreciation ..............................................................      606      892    1,162    1,660
     Amortization of intangibles ...............................................      413      599      746    1,153
                                                                                  -------  -------  -------  -------
          Total operating expenses .............................................   18,637   25,137   35,600   48,674
                                                                                  -------  -------  -------  -------
Earnings from operations .......................................................    1,580    3,002    2,788    5,699
Interest expense, net ..........................................................      206      395      645      679
                                                                                  -------  -------  -------  -------
Earnings before income taxes ...................................................    1,374    2,607    2,143    5,020
Income taxes ...................................................................      536    1,143      836    2,202
                                                                                  -------  -------  -------  -------
Net earnings ...................................................................  $   838  $ 1,464  $ 2,818  $ 1,307
                                                                                  =======  =======  =======  =======
Net earnings per common share:
     Basic .....................................................................  $  0.12  $  0.19  $  0.21  $  0.38
     Diluted ...................................................................  $  0.11  $  0.19  $  0.18  $  0.37
Weighted average common shares outstanding:
     Basic.....................................................................     6,265    7,517    4,357    7,495
     Diluted...................................................................     7,103    7,752    6,056    7,713





      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                             COMMON STOCK       ADDITIONAL                                TOTAL
                                          ------------------     PAID-IN     UNEARNED       RETAINED  STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL    COMPENSATION    EARNINGS     EQUITY
                                          ------      ------     -------    ------------    --------     ------
Balance at December 31, 1998 .......        7,436      $    74   $45,742      $   (24)      $ 2,513     $48,305
  Common stock issued for
    acquisitions and affiliations ..           50            1       351           --            --         352
  Common stock issued for the
    employee stock purchase   plan .           31           --       303           --            --         303
  Amortization of unearned
    compensation ...................           --           --        --           12            --          12
  Net earnings .....................           --           --        --           --         2,818       2,818
                                          -------      -------   -------      -------       -------     -------
Balance at June 30, 1999 ...........        7,517      $    75   $46,396      $   (12)      $ 5,331     $51,790
                                          =======      =======   =======      =======       =======     =======




      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ------------------------------
                                                                                         1998             1999
                                                                                    ---------------   ------------
Cash flows from operating activities:                                                           (UNAUDITED)
Net earnings ................................................................         $  1,307          $  2,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation ...........................................................            1,162             1,660
     Amortization of intangibles ............................................              746             1,153
     Other amortization .....................................................               53                53
     Changes in assets and liabilities, net of acquisitions and affiliations:
          Accounts receivable ...............................................              110               508
          Receivables due from affiliated practices .........................              278            (2,803)
          Other current assets ..............................................             (208)             (940)
          Accounts payable and accrued expenses .............................               (3)            1,549
          Accrued compensation, benefits and taxes ..........................              160               532
          Income taxes payable ..............................................              626              (689)
                                                                                      --------          --------
          Net cash provided by operating activities .........................            4,231             3,841
                                                                                      --------          --------

Cash flows from investing activities:
   Acquisitions and affiliations, net of cash acquired ......................          (15,088)           (9,023)
   Capital expenditures, net ................................................           (1,982)           (6,115)
   Other ....................................................................           (1,010)           (1,027)
                                                                                      --------          --------
          Net cash used for investing activities ............................          (18,080)          (16,165)
                                                                                      --------          --------

Cash flows from financing activities:
   Borrowings under (repayments of) revolving line of credit, net ...........          (14,665)           12,297
   Repayment of borrowings ..................................................           (1,479)             (853)
   Proceeds from issuance of common stock in initial public offering,
     net of underwriting discounts and commissions ..........................           36,096              --
   Common stock issued for the employee stock purchase plan .................             --                 303
   Redemption of Series B redeemable preferred stock ........................           (7,851)             --
   Payment of initial public offering costs .................................             (648)             --
   Payment of debt issuance costs ...........................................             --                 (14)
                                                                                      --------          --------
          Net cash provided by financing activities .........................           11,453            11,733
                                                                                      --------          --------

Decrease in cash and cash equivalents .......................................           (2,396)             (591)
Cash and cash equivalents at beginning of period ............................            4,675             2,091
                                                                                      --------          --------
Cash and cash equivalents at end of period ..................................         $  2,279          $  1,500
                                                                                      ========          ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net ............................         $    460          $    471
                                                                                      ========          ========
   Cash paid during the period for income taxes, net ........................         $    204          $  2,891
                                                                                      ========          ========

Supplemental disclosure of non-cash information:
   Conversion of Series A convertible preferred stock to common stock .......         $  8,841              $  -
                                                                                      ========          ========

Acquisitions and affiliations:
   Assets acquired ..........................................................         $ 21,459          $ 13,672
   Liabilities assumed and issued ...........................................           (6,067)           (4,168)
   Common stock issued ......................................................             (247)             (352)
                                                                                      --------          --------
   Cash paid ................................................................           15,145             9,152
   Less cash acquired .......................................................              (57)             (129)
                                                                                      --------          --------
     Net cash paid for acquisitions and affiliations ........................         $ 15,088          $  9,023
                                                                                      ========          ========

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

  The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1998.

  Certain reclassifications have been made to the interim consolidated financial statements for the six months ended June 30, 1998 in order to conform with the June 30, 1999 presentation.

(2)  ACQUISITIONS AND AFFILIATIONS

  During calendar 1998, the Company acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.4 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. All transactions completed in 1998 are referred to as the "1998 Transactions."

  From January 1, 1999 to June 30, 1999, the Company acquired substantially all the assets of nine dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (five practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $9.1 million in cash, $0.8 million in subordinated promissory notes, $0.4 million in deferred payments and 50,568 shares of Common Stock. All transactions completed in the first six months of 1999 are referred to as the "1999 Transactions."

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)




The 1998 and 1999 Transactions completed through June 30, 1999 are as follows:

         DATE              AFFILIATED DENTAL PRACTICE                LOCATION(S)
         ----              --------------------------                -----------
January 1998...........  Associated Dental Care Providers    Phoenix and Tucson, AZ
April 1998.............  Family Care Dental Centers          Janesville, Kenosha and Racine, WI
April 1998.............  John E. Carey, D.D.S. and           Madison, WI
                         James J. Peterman, D.D.S.
April 1998.............  Leroy S. Crapanzano, D.D.S.         Hammond, LA
June 1998..............  Reston Dental Group                 Reston, VA
June 1998..............  TSC Dental Centers                  Houston, TX
July 1998..............  Indiana Dental Group                Indiana, PA
September 1998.........  Mintz & Pincus Dental Group         Oxon Hill and Waldorf, MD
September 1998.........  Westmore Dental Group               Mt. Pleasant, PA
November 1998..........  St. Croix Valley Orthodontics       Hudson, WI
February 1999..........  Dental Care of Alabama              Birmingham and Tuscaloosa, AL
February 1999..........  CIGNA HealthCare of Arizona         Phoenix, AZ
March 1999.............  OK Dental                           Oklahoma City and Tulsa, OK
March 1999.............  Jack G. Stacker, D.D.S.             Wausau, WI
March 1999.............  Kenneth W. Van Sickle, Jr., D.M.D.  Mt. Pleasant, PA
June 1999..............  Kevin M. Strezo, D.D.S.             Homer City, PA
June 1999..............  Hill Dental Group                   Columbia, MD
June 1999..............  University Dental Associates        Winston-Salem, NC
June 1999..............  Karen L. Wedde, D.D.S.              Appleton and Green Bay, WI

  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price of all the 1998 and 1999 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

  Subsequent to June 30, 1999, the Company acquired substantially all the assets of Kenneth P. Dick, D.M.D. which joined the Company's existing affiliate in Pennsylvania.

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

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30:

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                            ------------------------------------------
                                                                              1998       1999        1998       1999
                                                                            ------------------------------------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
Net earnings ...........................................................    $   838     $ 1,464    $ 1,307     $ 2,818

Less:     Dividends on Series A Convertible Preferred Stock ............        (35)       --         (200)       --
          Dividends on Series B Redeemable Preferred Stock .............        (36)       --         (195)       --
                                                                            -------     -------    -------     -------
Net earnings available to common stockholders ..........................    $   767     $ 1,464    $   912     $ 2,818
                                                                            =======     =======    =======     =======
Weighted average common shares outstanding .............................      6,265       7,517      4,357       7,495
                                                                            =======     =======    =======     =======
Net earnings per share .................................................    $  0.12     $  0.19    $  0.21     $  0.38
                                                                            =======     =======    =======     =======

DILUTED EARNINGS PER SHARE
Net earnings ...........................................................    $   838     $ 1,464    $ 1,307     $ 2,818
Less:     Dividends on Series A Convertible Preferred Stock (1) ........       --          --         --          --
          Dividends on Series B Redeemable Preferred Stock .............        (36)       --         (195)       --
                                                                            -------     -------    -------     -------
Net earnings available to common stockholders ..........................    $   802     $ 1,464    $ 1,112     $ 2,818
                                                                            =======     =======    =======     =======

Weighted average common shares outstanding .............................      6,265       7,517      4,357       7,495
Add:      Dilutive effect of options ...................................        311         235        240         218
          Assumed conversion of Series A Convertible Preferred Stock (1)        527        --        1,459        --
                                                                            -------     -------    -------     -------
Weighted average common shares as adjusted .............................      7,103       7,752      6,056       7,713
                                                                            =======     =======    =======     =======

Net earnings per share .................................................    $  0.11     $  0.19    $  0.18     $  0.37
                                                                            =======     =======    =======     =======

(1) In connection with the initial public offering, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation for the three months and six months ended June 30, 1998 assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of January 1, 1998.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statements were made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the risks associated with our acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements, government regulation of the dental industry and year 2000 compliance issues. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of our Registration Statement on Form S-4 (File No. 333-56941).

OVERVIEW

  American Dental Partners, Inc. is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets throughout the United States. We were formed in December 1995. We began our dental practice management operations in November 1996 when we completed the affiliation with our first dental group practice. Our rapid growth has resulted primarily from our affiliations with dental practices. From November 1996 to June 30, 1999, we completed affiliations with 28 dental practices and, at June 30, 1999, we operated 123 dental facilities with 1,051 operatories in 11 states.

AFFILIATION SUMMARY

  When affiliating with a dental practice, we acquire substantially all its assets, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enter into a long-term service agreement with the affiliated dental practice or professional corporation (the "PC"). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We do not own or control the affiliated dental practices and, accordingly, do not consolidate the financial statements of the PCs with ours.

 1998 Transactions

  During calendar 1998, we acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of them (six practices joined existing affiliates).

 1999 Transactions (completed through June 30, 1999)

  During the first six months of 1999, we acquired substantially all the assets of nine dental practices and simultaneously entered into 40-year service agreements with four of them (five practices joined existing affiliates).

COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue and Payor Mix. Our affiliated dental group practices generate revenue from patients and third party payors under fee-for-service, preferred provider organization plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain third party payor contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated practices was approximately 35% fee-for-service, 10% preferred provider organization plans and 55% capitated managed care plans for the six months ended June 30, 1998. This compares with approximately 43% fee-for-service, 13% preferred provider organization plans and 44% capitated managed care plans for the six months ended June 30, 1999.

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

  Net Revenue. Our net revenue represents reimbursement of expenses and fees charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which we agree to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our management services. Our service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of us and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, our service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. In those situations, no additional variable fee is applicable. Under one of our service agreements, our service fee consists entirely of a fixed monthly fee. Additionally, our net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

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

  Amortization of Intangibles. Amortization of intangibles relates to intangible assets acquired in connection with completed acquisition and affiliation transactions.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

 Overview

  Our net earnings amounted to $838,000 or diluted earnings per share of $0.11 for the three months ended June 30, 1998, as compared with net earnings of $1,464,000 or diluted earnings per share of $0.19 for the three months ended June 30, 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $20,217,000 for 1998 to $28,139,000 for 1999, an increase of approximately 39.2%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 Transactions for the entire period and from the 1999 Transactions. In addition, same market growth from our affiliates in Austin, Milwaukee, Minneapolis, New Orleans, Phoenix, Pittsburgh and Tucson resulted from the addition of new facilities and expansion of existing facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($13,441,000 for 1998 as compared with $18,892,000 for 1999), management service fees ($4,730,000 for 1998 as compared with $6,778,000 for 1999) and revenue related to the arrangement of the provision of care to patients ($2,046,000 for 1998 as compared with $2,469,000 for 1999). Expense reimbursements included rent expense ($1,372,000 for 1998 as compared with $1,990,000 for 1999) and other operating expenses ($12,069,000 for 1998 as compared with $16,902,000 for 1999). Management service fees included monthly fees ($4,241,000 for 1998 as compared with $6,305,000 for 1999) and additional variable fees ($489,000 for 1998 as compared with $473,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 42% and 35% of our consolidated net revenue for 1998 and 1999, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $10,452,000 or 51.7% of net revenue for 1998, as compared with $13,827,000 or 49.1% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets, the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities and the outsourcing of certain lab work which was previously handled in-house. These savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $2,641,000 or 13.1% of net revenue for 1998 to $3,710,000 or 13.2% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $1,850,000 or 9.2% of net revenue for 1998, as compared with $2,721,000 or 9.7% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities and local management offices in Arizona, Minnesota, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue.
Additionally, the acquisition of facilities with a generally higher ratio of office occupancy costs to net revenue in their respective markets compared to the existing base of facilities contributed to a higher expense as a percentage of net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




  Other Operating Expenses. Other expenses amounted to $1,619,000 or 8.0% of net revenue for 1998, as compared with $2,170,000 or 7.7% of net revenue for 1999. Other costs decreased as a percentage of net revenue due to the regionalization of administrative functions in certain markets and the reduction of certain discretionary spending.

  General Corporate Expenses. General corporate expenses were $1,056,000 or 5.2% of net revenue for 1998, as compared with $1,218,000 or 4.3% of net revenue for 1999. In 1999, we continued to expand our management infrastructure in the areas of finance, employee benefit administration and professional recruiting. Despite these additions, we continue to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $606,000 or 3.0% of net revenue for 1998, as compared with $892,000 or 3.2% of net revenue for 1999. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of five new facilities in Arizona and Minnesota and the relocation and/or expansion of 20 facilities in Arizona, Minnesota, Texas and Wisconsin since July 1, 1998. These capital expenditures increased our capacity in these markets to allow for future growth. Depreciation expense increased as a percentage of net revenue as this initial investment was not fully offset by incremental net revenue. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $413,000 or 2.0% of net revenue for 1998, as compared with $599,000 or 2.1% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and nine affiliations completed during 1999. We expect that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $206,000 or 1.0% of net revenue for 1998, as compared with $395,000 or 1.4% of net revenue for 1999. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 1999 as compared with 1998. In addition, the issuance of subordinated notes in connection with the 1998 and 1999 Transactions contributed to higher interest expense in 1999.

  Income Taxes. We incurred income tax expense of $536,000 for 1998, as compared with $1,143,000 for 1999. Our effective tax rate was approximately 39.0% for 1998 as compared with 43.8% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, an increase in the amount of amortization of intangible assets which are not deductible for tax purposes also led to an increase in the effective tax rate in 1999.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

 Overview

  Our net earnings amounted to $1,307,000 or diluted earnings per share of $0.18 for the six months ended June 30, 1998, as compared with net earnings of $2,818,000 or diluted earnings per share of $0.37 for the six months ended June 30, 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  Net Revenue. Net revenue increased from $38,388,000 for 1998 to $54,373,000 for 1999, an increase of approximately 41.6%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 Transactions for the entire period and from the 1999 Transactions. In addition, same market growth from our affiliates in Austin, Milwaukee, Minneapolis, New Orleans and Tucson resulted from the addition of new facilities and expansion of existing facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($25,645,000 for 1998 as compared with $36,368,000 for 1999), management service fees ($8,655,000 for 1998 as compared with $13,145,000 for 1999) and revenue related to the arrangement of the provision of care to patients ($4,088,000 for 1998 as compared with $4,860,000 for 1999). Expense reimbursements included rent expense ($2,536,000 for 1998 as compared with $3,751,000 for 1999) and other operating expenses ($23,109,000 for 1998 as compared with $32,617,000 for 1999). Management service fees included monthly fees ($7,981,000 for 1998 as compared with $12,401,000 for 1999) and additional variable fees ($674,000 for 1998 as compared with $744,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 43% and 35% of our consolidated net revenue for 1998 and 1999, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $20,101,000 or 52.4% of net revenue for 1998, as compared with $26,740,000 or 49.2% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $4,837,000 or 12.6% of net revenue for 1998 to $7,217,000 or 13.3% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of an increase in the mix of procedures requiring more extensive lab work, the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities, rate increases from certain lab providers and the outsourcing of certain lab work which was previously handled in-house.

  Office Occupancy Expense. Office occupancy expense amounted to $3,459,000 or 9.0% for 1998, as compared with $5,166,000 or 9.5% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities and local management offices in Arizona, Minnesota, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue. Additionally, the acquisition of facilities with a generally higher ratio of office occupancy costs to net revenue in their respective markets compared to the existing base of facilities contributed to a higher expense as a percentage of net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities.

  Other Operating Expenses. Other expenses amounted to $3,264,000 or 8.5% of net revenue for 1998, as compared with $4,324,000 or 8.0% of net revenue for 1999. Other costs decreased as a percentage of net revenue due to the reduction of certain expenses associated with the administration of a benefit plan that was renegotiated, the regionalization of administrative functions in certain markets and the reduction of certain discretionary spending.

  General Corporate Expenses. General corporate expenses were $2,031,000 or 5.3% of net revenue for 1998, as compared with $2,414,000 or 4.4% of net revenue for 1999. In 1999, we continued to expand our management infrastructure in the areas of finance, employee benefit administration and professional recruiting.
Despite these additions, we continue to leverage these costs, resulting in a
reduction of general corporate expenses as a percentage of net revenue.   The
level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



  Depreciation. Depreciation expense was $1,162,000 or 3.0% of net revenue for 1998, as compared with $1,660,000 or 3.1% of net revenue for 1999. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of five new facilities in Arizona and Minnesota and the relocation and/or expansion of 20 facilities in Arizona, Minnesota, Texas and Wisconsin since July 1, 1998. These capital expenditures increased our capacity in these markets to allow for future growth. Depreciation expense increased as a percentage of net revenue as this initial investment was not fully offset by incremental net revenue. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $746,000 or 1.9% of net revenue for 1998, as compared with $1,153,000 or 2.1% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and nine affiliations completed during 1999. We expect amortization of intangibles to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $645,000 or 1.7% of net revenue for 1998, as compared with $679,000 or 1.2% of net revenue for 1999. The slight increase in interest expense resulted primarily from the issuance of subordinated notes in connection with the 1998 and 1999 Transactions.

  Income Taxes. We incurred income tax expense of $836,000 for 1998, as compared with $2,202,000 for 1999. Our effective tax rate was approximately 39.0% for 1998 as compared with 43.9% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, an increase in the amount of amortization of intangible assets which are not deductible for tax purposes also led to an increase in the effective tax rate in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from our sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

  From January 1, 1998 through June 30, 1999, we completed 19 dental group practice affiliations for aggregate consideration of $27.5 million in cash, $3.0 million in subordinated promissory notes, $1.4 million in deferred payments, 104,922 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001.

  For the six months ended June 30, 1998 and 1999, cash provided by operating activities amounted to $4,231,000 and $3,841,000, respectively. The decrease in cash from operations resulted primarily from an increase in the amount of cash paid for income taxes in 1999 compared to 1998. This was partially offset by an increase in cash from operations due to incremental earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

  For the six months ended June 30, 1998 and 1999, cash used in investing activities amounted to $18,080,000 and $16,165,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $15,088,000 for 1998 and $9,023,000 for 1999. Cash used for capital expenditures was $1,982,000 and $6,115,000 for 1998 and 1999, respectively. Capital expenditures for 1998 included costs associated with the addition of two new dental facilities in Minnesota and the relocation and/or expansion of six dental facilities in Minnesota, Texas and Wisconsin. Capital expenditures for 1999 included costs associated with the addition of three new dental facilities in Arizona and Minnesota and the relocation and/or expansion of 15 dental facilities in Arizona, Minnesota, Texas and Wisconsin. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



  For the six months ended June 30, 1998 and 1999, cash provided by financing activities amounted to $11,453,000 and $11,733,000, respectively. Cash provided by financing activities in 1998 resulted primarily from net proceeds received from our initial public offering. During the second quarter of 1998 we sold 2,587,500 shares of Common Stock in our initial public offering at $15.00 per share. Net proceeds to us after deducting underwriting discounts and commissions and offering costs were approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000 and (ii) repay outstanding indebtedness under our revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions. Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $12,297,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $303,000, net of the repayment of certain indebtedness.

  In April 1997, we entered into a $30 million revolving line of credit agreement with a bank. In December 1998, we amended our line of credit to (i) increase the amount available under the line to $50 million, (ii) add two additional banks, (iii) extend the maturity date and (iv) modify certain other terms, including pricing. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 1.625%. In addition, we pay a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in December 2001. The outstanding balance under this line as of June 30, 1999 was $16,597,000.

  We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of June 30, 1999, 679,878 shares and $23,740,000 of notes remain available for issuance under this Shelf Registration Statement.

  We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months.

YEAR 2000 ISSUE

  The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the year. Accordingly, computer programs that have date-sensitive software may recognize a date using ''00'' as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions in operations, including the temporary inability to process transactions, send invoices or statements, or engage in similar normal business activities. We utilize software and related computer technologies essential to our operations.

  All significant operating systems, the general ledger system and network communication software system utilized by us are either already Year 2000 compliant or are expected to be Year 2000 compliant upon installation of available patches or upgrades at minimal to no cost. The general ledger system has already been satisfactorily tested for compliance by the software vendor. We expect that all necessary upgrades for significant operating systems and network communication software will be completed as soon as practicable but no later than the end of 1999.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




  We also use various dental practice management software systems in our affiliated dental group practices. In particular, our proprietary practice management system, Comdent, which is currently used at 38 of our dental facilities, is Year 2000 compliant. We intend, when appropriate, to convert our current and future affiliated dental group practices to Comdent or other preferred systems. In general, the other practice management systems utilized by us are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of the third quarter of 1999. We have satisfactorily tested Comdent for Year 2000 compliance and preliminary compliance testing has been done by us or the software vendor on other significant practice management systems. All such testing should be completed by the end of the third quarter of 1999. As part of our due diligence in connection with future affiliations, we will perform a review of the dental practice management software systems being used by those dental practices for Year 2000 compliance. Any systems deemed to be non-compliant at such time are expected to be converted to Year 2000 compliant systems by the end of 1999. Continual system upgrades and conversion of dental practice management systems to our preferred systems is an integral part of our overall information systems strategy. We believe that costs specifically associated with Year 2000 compliance issues, if any, will not be material to our financial position or results of operations.

  We have not identified any compliance issues with respect to non-information technology ("non-IT") systems such as phone systems and certain other equipment. We do not believe the failure of such systems would have a material adverse effect on our operations. Non-IT systems that are not compliant, if any, are expected to be upgraded or replaced as soon as practicable but no later than the end of 1999. The costs of such upgrades are no later expected to be material to our financial position or results of operations.

  Year 2000 issues also relate to third parties with which we have significant relationships. In particular, our affiliated dental groups have contracts with third party payors to provide dental services in exchange for capitation, fee-for-service and preferred provider organization plan claims payments. These third party payors have systems that may be vulnerable to Year 2000 issues. We have identified and initiated discussions with all significant third party payors to determine their compliance status and develop appropriate contingency plans. We have not been notified of any Year 2000 compliance issues by these third party payors. There can be no assurance, however, that the systems of these significant third party payors will be Year 2000 compliant on a timely basis. We believe Year 2000 problems experienced by such third party payors is the most reasonably likely worst case scenario and that such problems could result in late payments received under the payor contracts and related cash flow problems. Potential contingency plans may include temporary advancing of funds to our affiliates by third party payors unable to process claims on a timely basis and the direct billing of patients in lieu of reimbursements under the payor contracts. In addition, we could, if necessary, use borrowings under our revolving credit facility to support working capital obligations in the event of payment problems from third party payors. Due to the dependence of our affiliated dental groups on third party payor relationships, Year 2000 system failures of such payors could have a material adverse effect on our cash flows and financial condition. We also have relationships with benefit plan vendors relating to the employee benefit plans we sponsor. We have identified and initiated communications with the primary benefit plan vendors to determine their Year 2000 compliance status. Year 2000 system failures of such vendors could have a material adverse effect on our financial condition and employee relations.

RECENTLY ISSUED AND PENDING FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of the hedge in the statement of operations.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that SFAS No. 133 will have a material impact on our consolidated financial statements.

  A proposed interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," would change the way we account for stock options issued to non-employee directors. We currently use the intrinsic value method for such options. The interpretation, if adopted, will require that we recognize compensation cost, based on the fair value method, for stock options granted to non-employee directors after December 15, 1998. The portion of costs recognized would be on a prospective basis from the date of issuance of the interpretation over the remaining vesting period of the option grant. We are evaluating the potential effect of the interpretation but do not believe its adoption would have a material effect on our consolidated financial position, results of operations or cash flows.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We held our annual meeting of shareholders on May 7, 1999 at the offices of Summit Partners at 600 Atlantic Avenue in Boston, Massachusetts. At the meeting, individuals listed below were elected to our Board of Directors for a term expiring in 2002. The table below indicates the votes for and votes withheld for each nominee:

              Name                 Votes For           Votes Withheld
              ----                 ---------           --------------
     1.  James T. Kelly            6,529,636               43,426
     2.  Martin J. Mannion         6,529,736               43,326

  Derril W. Reeves, Gregory A. Serrao and Dr. Gregory T. Swenson also serve on our Board of Directors for terms which continue after the annual meeting.

  At our annual meeting of shareholders, the shareholders also approved amendments to our 1996 Stock Option Plan and the 1996 Directors Stock Option Plan by the votes shown in the tables below:


                                   1996 Stock         1996 Directors
                                  Option Plan        Stock Option Plan
                                  -----------        -----------------
     Voted for                     5,997,151             6,511,288
     Voted against                   566,943                53,285
     Abstain                           1,428                   949
     Shares not voted                  7,540                 7,540


ITEM 5.  OTHER INFORMATION

         Not applicable.

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II. OTHER INFORMATION (Continued)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              (27)  Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

              No reports were filed on Form 8-K for the three months ended June 30, 1999.

                         AMERICAN DENTAL PARTNERS, INC.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN DENTAL PARTNERS, INC.


August 11, 1999                  /s/  Gregory A. Serrao
                                 -----------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer



August 11, 1999                  /s/  Ronald M. Levenson
                                 -----------------------------------
                                 Ronald M. Levenson
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
------                          -------------------

  27   Financial Data Schedule.