Form 10-Q
period 1999-09-30
AMERICAN DENTAL PARTNERS INC
filed 1999-11-12
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

     Common Stock, $0.01 par value, outstanding as of November 9, 1999:
7,537,311 shares

================================================================================
                                                Exhibit Index appears on Page 22

                        AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----

                                                                                                                           PAGE
                                                                                                                           ----

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets at December 31, 1998
                 and September 30, 1999 (unaudited) .....................................................................    3

                 Consolidated Statements of Earnings for the Three Months and
                 Nine Months Ended September 30, 1998 and 1999 (unaudited) ..............................................    4

                 Consolidated Statement of Stockholders' Equity for the
                 Nine Months Ended September 30, 1999 (unaudited) .......................................................    5

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1999 (unaudited) ..........................................................    6

                 Notes to Interim Consolidated Financial Statements .....................................................    7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..................................................................................   10


Item 3.          Quantitative and Qualitative Disclosures About Market Risk..............................................   19


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings ......................................................................................   19

Item 2.          Changes in Securities and Use of Proceeds...............................................................   19

Item 3.          Defaults Upon Senior Securities ........................................................................   19

Item 4.          Submission of Matters to a Vote of Security Holders ....................................................   19

Item 5.          Other Information ......................................................................................   19

Item 6.          Exhibits and Reports on Form 8-K .......................................................................   20

Signature        ........................................................................................................   21

Exhibit Index    ........................................................................................................   22


                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,  September 30,
                                                                                              1998          1999
                                                                                              ----          ----
ASSETS                                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents  ........................................................      $ 2,091       $  1,474
  Accounts receivable  ..............................................................          186            318
  Receivables due from affiliated practices  ........................................        4,579          8,821
  Inventories  ......................................................................          585          1,444
  Prepaid expenses and other receivables  ...........................................        1,466          1,961
  Deferred income taxes..............................................................           65             65
                                                                                           -------       --------
     Total current assets  ..........................................................        8,972         14,083
                                                                                           -------       --------

Property and equipment, net  ........................................................       12,943         21,483
                                                                                           -------       --------
Non-current assets:
  Intangible assets, net  ...........................................................       47,152         69,848
  Deferred income taxes..............................................................        1,120          1,641
  Other assets  .....................................................................          348            288
                                                                                           -------       --------
     Total non-current assets  ......................................................       48,620         71,777
                                                                                           -------       --------
     Total assets  ..................................................................      $70,535       $107,343
                                                                                           =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  .................................................................      $ 3,010       $  4,601
  Accrued compensation, benefits and taxes  .........................................        3,426          4,536
  Accrued expenses  .................................................................        3,377          4,623
  Income taxes payable  .............................................................          805             33
  Current maturities of debt  .......................................................        1,079          1,441
                                                                                           -------       --------
     Total current liabilities  .....................................................       11,697         15,234
                                                                                           -------       --------
Non-current liabilities:
  Long-term debt  ...................................................................        9,980         37,916
  Other liabilities  ................................................................          553            651
                                                                                           -------       --------
     Total non-current liabilities  .................................................       10,533         38,567
                                                                                           -------       --------
     Total liabilities  .............................................................       22,230         53,801
                                                                                           -------       --------
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares
            issued or outstanding  ..................................................            -              -
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,436,066
            and 7,537,311 shares issued and outstanding  ............................           74             75
  Additional paid-in capital  .......................................................       45,742         46,584
  Unearned compensation  ............................................................          (24)            (6)
  Retained earnings  ................................................................        2,513          6,889
                                                                                           -------       --------
     Total stockholders' equity  ....................................................       48,305         53,542
                                                                                           -------       --------
Commitments and contingencies
     Total liabilities and stockholders' equity  ....................................      $70,535       $107,343
                                                                                           =======       ========

     See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             -----------------------  -------------------------
                                                   1998        1999         1998          1999
                                                   ----        ----         ----          ----

Net revenue .................................    $22,334     $30,512      $60,722       $84,885
                                                 -------     -------      -------       -------
Operating expenses:
    Salaries and benefits....................     11,363      14,836       31,464        41,576
    Lab fees and dental supplies.............      2,950       4,327        7,787        11,544
    Office occupancy.........................      2,073       2,965        5,532         8,131
    Other operating expenses.................      1,759       2,399        5,023         6,723
    General corporate expenses...............        971       1,139        3,002         3,553
    Depreciation.............................        641         975        1,803         2,635
    Amortization of intangibles..............        491         680        1,237         1,833
                                                 -------     -------      -------       -------
        Total operating expenses.............     20,248      27,321       55,848        75,995
                                                 -------     -------      -------       -------
Earnings from operations.....................      2,086       3,191        4,874         8,890

    Interest expense, net....................        193         506          838         1,185
                                                 -------     -------      -------       -------
Earnings before income taxes.................      1,893       2,685        4,036         7,705

    Income taxes.............................        738       1,127        1,574         3,329
                                                 -------     -------      -------       -------
    Net earnings.............................    $ 1,155     $ 1,558      $ 2,462       $ 4,376
                                                 =======     =======      =======       =======

Net earnings per common share:
    Basic....................................    $  0.16     $  0.21      $  0.38       $  0.58
    Diluted..................................    $  0.15     $  0.20      $  0.34       $  0.57
Weighted average common shares outstanding:
    Basic....................................      7,428       7,535        5,392         7,508
    Diluted..................................      7,660       7,797        6,593         7,744

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                               Common Stock       Additional                                     Total
                                            ------------------     Paid-in        Unearned       Retained    Stockholders'
                                            Shares      Amount     Capital      Compensation     Earnings       Equity
                                            ------------------     -------      ------------     --------       ------

Balance at December 31, 1998  .............   7,436         $74       $45,742            $(24)       $2,513        $48,305
  Common stock issued for
    acquisitions and affiliations  ........      50           1           351               -             -            352
  Common stock issued for the employee
    stock purchase plan  ..................      51           -           491               -             -            491

  Amortization of unearned compensation  ..       -           -             -              18             -             18
  Net earnings  ...........................       -           -             -               -         4,376          4,376
                                              -----         ---       -------            ----        ------        -------
Balance at September 30, 1999  ............   7,537         $75       $46,584            $ (6)       $6,889        $53,542
                                              =====         ===       =======            ====        ======        =======

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                ------------------
                                                                                                1998          1999
                                                                                                ----          ----
Cash flows from operating activities:
    Net earnings  ...................................................................       $  2,462      $  4,376
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  ...............................................................          1,803         2,635
        Amortization of intangibles  ................................................          1,237         1,833
        Other amortization  .........................................................             80            80
        Changes in assets and liabilities, net of acquisitions and affiliations:
            Accounts receivable  ....................................................            769           558
            Receivables due from affiliated practices  ..............................           (679)       (3,287)
            Other current assets  ...................................................           (146)       (1,025)
            Accounts payable and accrued expenses  ..................................            317         1,509
            Accrued compensation, benefits and taxes  ...............................            200           235
            Income taxes payable  ...................................................          1,332          (776)
                                                                                            --------      --------
                Net cash provided by operating activities  ..........................          7,375         6,138
                                                                                            --------      --------

Cash flows from investing activities:
    Acquisitions and affiliations, net of cash acquired  ............................        (18,138)      (19,797)
    Capital expenditures, net  ......................................................         (3,142)       (9,762)
    Contingent and deferred payments  ...............................................              -          (496)
    Other............................................................................         (1,381)       (2,195)
                                                                                            --------      --------
                Net cash used for investing activities  .............................        (22,661)      (32,250)
                                                                                            --------      --------

Cash flows from financing activities:
    Borrowings under (repayments of) revolving line of credit, net  .................        (11,965)       26,197
    Repayment of borrowings  ........................................................         (1,608)       (1,179)
    Proceeds from issuance of common stock in initial public offering,
    net of underwriting discounts and commissions....................................         36,096             -
    Common stock issued for the employee stock purchase plan.........................              -           491
    Redemption of Series B redeemable preferred stock................................         (7,851)            -
    Payment of initial public offering costs  .......................................           (927)            -
    Payment of debt issuance costs  .................................................              -           (14)
                                                                                            --------      --------
                Net cash provided by financing activities  ..........................         13,745        25,495
                                                                                            --------      --------

Decrease in cash and cash equivalents  ..............................................         (1,541)         (617)
Cash and cash equivalents at beginning of period  ...................................          4,675         2,091
                                                                                            --------      --------
Cash and cash equivalents at end of period  .........................................       $  3,134      $  1,474
                                                                                            ========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net  ..................................       $    502      $    796
                                                                                            ========      ========
    Cash paid during the period for income taxes, net  ..............................       $    242      $  4,101
                                                                                            ========      ========

Supplemental disclosure of non-cash information:
    Conversion of Series A convertible preferred stock to common stock  .............       $  8,841      $      -
                                                                                            ========      ========

Acquisitions and affiliations:
    Assets acquired  ................................................................       $ 26,686        27,475
    Liabilities assumed and issued  .................................................         (7,821)       (7,159)
    Common stock issued  ............................................................           (443)         (352)
    Cash paid  ......................................................................         18,422        19,964
    Less cash acquired  .............................................................           (284)         (167)
                                                                                            --------      --------
                Net cash paid for acquisitions and affiliations  ....................       $ 18,138      $ 19,797
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


(2)  ACQUISITIONS AND AFFILIATIONS

  During calendar 1998, the Company acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.4 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. For the year ended May 31, 1999, this contingent payment amounted to approximately $0.3 million. All transactions completed in 1998 are referred to as the "1998 Transactions."

  From January 1, 1999 to September 30, 1999, the Company acquired substantially all the assets of 15 dental practices (12 transactions) and simultaneously entered into 40-year service agreements with eight of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $20.0 million in cash, $2.5 million in subordinated promissory notes, $0.6 million in deferred payments and 50,568 shares of Common Stock. All transactions completed in the first nine months of 1999 are referred to as the "1999 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




The 1998 and 1999 Transactions completed through September 30, 1999 are as follows:

                DATE                       AFFILIATED DENTAL PRACTICE                     LOCATION(S)
                ----                       --------------------------                     -----------
January 1998........................  Associated Dental Care Providers       Phoenix and Tucson, AZ
April 1998..........................  Family Care Dental Centers             Janesville, Kenosha and Racine, WI
April 1998..........................  John E. Carey, D.D.S. and              Madison, WI
                                        James J. Peterman, D.D.S.
April 1998..........................  Leroy S. Crapanzano, D.D.S.            Hammond, LA
June 1998...........................  Reston Dental Group                    Reston, VA
June 1998...........................  TSC Dental Centers                     Houston, TX
July 1998...........................  Indiana Dental Group                   Indiana, PA
September 1998......................  Mintz & Pincus Dental Group            Oxon Hill and Waldorf, MD
September 1998......................  Westmore Dental Group                  Mt. Pleasant, PA
November 1998.......................  St. Croix Valley Orthodontics          Hudson, WI
February 1999.......................  Dental Care of Alabama                 Birmingham and Tuscaloosa, AL
February 1999.......................  CIGNA HealthCare of Arizona            Phoenix, AZ
March 1999..........................  OK Dental                              Oklahoma City and Tulsa, OK
March 1999..........................  Kenneth W. Van Sickle, Jr., D.M.D.     Mt. Pleasant, PA
March 1999..........................  Jack G. Stacker, D.D.S.                Wausau, WI
June 1999...........................  Kevin M. Strezo, D.D.S.                Homer City, PA
June 1999...........................  Hill Dental Group                      Columbia, MD
June 1999...........................  University Dental Associates           Winston-Salem, NC
June 1999...........................  Karen L. Wedde, D.D.S.                 Appleton and Green Bay, WI
July 1999...........................  Kenneth P. Dick, D.M.D.                Johnstown, PA
July 1999...........................  Gary R. Christman, D.D.S.              Humble and Kingwood, TX
September 1999......................  Dental Associates of Corona, Dental    Corona, Moreno Valley and
                                        Associates of Moreno Valley,           Riverside, CA
                                        Dental Associates of Riverside
                                        and Riverside Dental Group

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

                        AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30:

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -----------------------------------------------------------
                                                                           1998           1999           1998            1999
                                                                     -----------------------------------------------------------
                                                                                 (in thousands, except per share data)
BASIC EARNINGS PER SHARE
Net earnings.......................................................          $1,155        $1,558          $2,462         $4,376
Less:     Dividends on Series A Convertible Preferred Stock........               -             -            (200)             -
          Dividends on Series B Redeemable Preferred Stock.........               -             -            (195)             -
                                                                       ------------    ----------          ------     ----------
Net earnings available to common stockholders......................          $1,155        $1,558          $2,067         $4,376
                                                                       ============    ==========          ======     ==========
Weighted average common shares outstanding.........................           7,428         7,535           5,392          7,508
                                                                       ============    ==========          ======     ==========
Net earnings  per share............................................          $ 0.16        $ 0.21          $ 0.38         $ 0.58
                                                                       ============    ==========          ======     ==========
DILUTED EARNINGS PER SHARE
Net earnings.......................................................          $1,155        $1,558          $2,462         $4,376
Less:     Dividends on Series A Convertible Preferred Stock (1)....               -             -               -              -
          Dividends on Series B Redeemable Preferred Stock.........               -             -            (195)             -
                                                                       ------------    ----------          ------     ----------
Net earnings available to common stockholders......................          $1,155        $1,558          $2,267         $4,376
                                                                       ============    ==========          ======     ==========
Weighted average common shares outstanding.........................           7,428         7,535           5,392          7,508
Add:      Dilutive effect of options...............................             232           262             234            236
          Assumed conversion of Series A Convertible Preferred
           Stock (1)...............................................               -             -             967              -
                                                                       ------------    ----------          ------     ----------
Weighted average common shares as adjusted.........................           7,660         7,797           6,593          7,744
                                                                       ============    ==========          ======     ==========
Net earnings per share.............................................          $ 0.15        $ 0.20          $ 0.34         $ 0.57
                                                                       ============    ==========          ======     ==========

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

OVERVIEW

  American Dental Partners, Inc. is a leading provider of dental practice management services to multi-disciplinary dental group practices in selected markets throughout the United States. We were formed in December 1995. We began our dental practice management operations in November 1996 when we completed the affiliation with our first dental group practice. Our rapid growth has resulted primarily from our affiliations with dental practices. From November 1996 to September 30, 1999, we completed affiliations with 34 dental practices (31 transactions) and, at September 30, 1999, we operated 132 dental facilities with 1,173 operatories in 12 states.

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

 1999 Transactions (completed through September 30, 1999)

  During the first nine months of 1999, we acquired substantially all the assets of 15 dental practices (12 transactions) and simultaneously entered into 40-year service agreements with eight of them (seven practices joined existing affiliates).

COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue and Payor Mix. Our affiliated dental group practices generate revenue from patients and third party payors under fee-for-service, preferred provider organization plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain third party payor contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated practices was approximately 39% fee-for-service, 11% preferred provider organization plans and 50% capitated managed care plans for the nine months ended September 30, 1998. This compares with approximately 44% fee-for-service, 14% preferred provider organization plans and 42% capitated managed care plans for the nine months ended September 30, 1999.

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

  Net Revenue. Our net revenue represents reimbursement of expenses and fees charged to the affiliated dental practices pursuant to the terms of the long-term service agreements under which we agree to manage the non-clinical aspects of the dental practice. Under such agreements, the affiliated dental group practices reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our management services. Our service fees typically consist of a fixed monthly fee and an additional variable fee. The fixed monthly fee is determined prior to each affiliation and annually thereafter by agreement of us and the affiliated dental group in a formal budgeting process. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, our service fees consist of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. In those situations, no additional variable fee is applicable. Under certain of our service agreements, our service fee consists entirely of a fixed monthly fee. Additionally, our net revenue includes amounts from third party payors related to the arrangement of the provision of care to patients.

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

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

 Overview

  Our net earnings amounted to $1,155,000 or diluted earnings per share of $0.15 for the three months ended September 30, 1998, as compared with net earnings of $1,558,000 or diluted earnings per share of $0.20 for the three months ended September 30, 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $22,334,000 for 1998 to $30,512,000 for 1999, an increase of approximately 36.6%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 Transactions for the entire period and from the 1999 Transactions. In addition, same market growth from our affiliates in Austin, Houston, Milwaukee, Minneapolis, New Orleans, Phoenix, Pittsburgh, Reston and Tucson resulted from the addition of new facilities and expansion of existing facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($14,954,000 for 1998 as compared with $20,978,000 for 1999), management service fees ($5,156,000 for 1998 as compared with $6,955,000 for 1999) and revenue related to the arrangement of the provision of care to patients and other revenue ($2,224,000 for 1998 as compared with $2,579,000 for 1999). Expense reimbursements included rent expense ($1,511,000 for 1998 as compared with $2,125,000 for 1999) and other operating expenses ($13,443,000 for 1998 as compared with $18,853,000 for 1999).
Management service fees included monthly fees ($4,658,000 for 1998 as compared with $6,717,000 for 1999) and additional variable fees ($498,000 for 1998 as compared with $238,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 39% and 33% of our consolidated net revenue for 1998 and 1999, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $11,363,000 or 50.9% of net revenue for 1998, as compared with $14,836,000 or 48.6% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue. In addition, due to tight labor markets, these savings were partially offset by wage inflation. We anticipate wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $2,950,000 or 13.2% of net revenue for 1998 to $4,327,000 or 14.2% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities and rate increases from certain lab providers and dental supply manufacturers. We believe such price inflation will continue for the foreseeable future.

  Office Occupancy Expense. Office occupancy expense amounted to $2,073,000 or 9.3% of net revenue for 1998, as compared with $2,965,000 or 9.7% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities and local management offices in Arizona, Minnesota, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. However, the increase in office occupancy expense has not yet been fully offset by incremental net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  Other Operating Expenses. Other expenses amounted to $1,759,000 or 7.9% of net revenue for 1998, as compared with $2,399,000 or 7.9% of net revenue for 1999. Cost savings due to the regionalization of administrative functions in certain markets and the reduction of certain discretionary spending were offset by certain costs such as printing, professional fees and marketing associated with the opening of new facilities in 1999.

  General Corporate Expenses. General corporate expenses were $971,000 or 4.3% of net revenue for 1998, as compared with $1,139,000 or 3.7% of net revenue for 1999. In 1999, we continued to expand our management infrastructure in the areas of finance, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continued to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $641,000 or 2.9% of net revenue for 1998, as compared with $975,000 or 3.2% of net revenue for 1999. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of seven new facilities in Arizona, Minnesota and Virginia and the relocation and/or expansion of 29 facilities in Arizona, Minnesota, Texas and Wisconsin since July 1, 1998. These capital expenditures increased our capacity in these markets to allow for future growth. Depreciation expense increased as a percentage of net revenue as this initial investment was not fully offset by incremental net revenue. We expect to continue to invest in the relocation and expansion of our physical capacity and depending on the amount and timing of such future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $491,000 or 2.2% of net revenue for 1998, as compared with $680,000 or 2.2% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and 15 affiliations (12 transactions) completed during 1999. We expect that amortization of intangibles will increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $193,000 or 0.9% of net revenue for 1998, as compared with $506,000 or 1.7% of net revenue for 1999. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 1999 as compared with 1998. In addition, the issuance of subordinated notes in connection with the 1998 and 1999 Transactions contributed to higher interest expense in 1999.

  Income Taxes. We incurred income tax expense of $738,000 for 1998, as compared with $1,127,000 for 1999. Our effective tax rate was approximately 39.0% for 1998 as compared with 42.0% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, an increase in the amount of amortization of intangible assets which are not deductible for tax purposes also led to an increase in the effective tax rate in 1999. The effective tax rate for the nine months ended September 30 1999 is 43.2%. A revision of our anticipated effective tax rate for the year ended December 31, 1999 resulted in a year to date adjustment, reflecting the lower rate of 42.0% for the third quarter of 1999. This revision resulted from a higher amount of amortization of intangible assets which is deductible for tax purposes as compared with the amount originally anticipated to be deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

 Overview

  Our net earnings amounted to $2,462,000 or diluted earnings per share of $0.34 for the nine months ended September 30, 1998, as compared with net earnings of $4,376,000 or diluted earnings per share of $0.57 for the nine months ended September 30, 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Net Revenue. Net revenue increased from $60,722,000 for 1998 to $84,885,000 for 1999, an increase of approximately 39.8%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 Transactions for the entire period and from the 1999 Transactions. In addition, same market growth from our affiliates in Austin, Milwaukee, Minneapolis, New Orleans, Phoenix, Pittsburgh and Tucson resulted from the addition of new facilities and expansion of existing facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($40,599,000 for 1998 as compared with $57,346,000 for 1999), management service fees ($13,811,000 for 1998 as compared with $20,100,000 for 1999) and revenue related to the arrangement of the provision of care to patients and other revenue ($6,312,000 for 1998 as compared with $7,439,000 for 1999). Expense reimbursements included rent expense ($4,047,000 for 1998 as compared with $5,876,000 for 1999) and other operating expenses ($36,552,000 for 1998 as compared with $51,470,000 for 1999). Management service fees included monthly fees ($12,639,000 for 1998 as compared with $19,118,000 for 1999) and additional variable fees ($1,172,000 for 1998 as compared with $982,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 42% and 35% of our consolidated net revenue for 1998 and 1999, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $31,464,000 or 51.8% of net revenue for 1998, as compared with $41,576,000 or 49.0% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the regionalization of finance, operations and administrative staff in certain markets and the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue. In addition, due to tight labor markets, these savings were partially offset by wage inflation. We anticipate such wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $7,787,000 or 12.8% of net revenue for 1998 to $11,544,000 or 13.6% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities and rate increases from certain lab providers and dental supply manufacturers. We believe such price inflation will continue for the foreseeable future.

  Office Occupancy Expense. Office occupancy expense amounted to $5,532,000 or 9.1% for 1998, as compared with $8,131,000 or 9.6% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities and local management offices in Arizona, Minnesota, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. However, the increase in office occupancy expense has not yet been fully offset by incremental net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities.

  Other Operating Expenses. Other expenses amounted to $5,023,000 or 8.3% of net revenue for 1998, as compared with $6,723,000 or 7.9% of net revenue for 1999. Other costs decreased as a percentage of net revenue due to the regionalization of administrative functions in certain markets and the reduction of certain discretionary spending. These cost savings were partially offset by certain costs such as printing, professional fees and marketing associated with the opening of new facilities in 1999.

  General Corporate Expenses. General corporate expenses were $3,002,000 or 4.9% of net revenue for 1998, as compared with $3,553,000 or 4.2% of net revenue for 1999. In 1999, we continued to expand our management infrastructure in the areas of finance, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continued to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net
revenue.   The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  Depreciation. Depreciation expense was $1,803,000 or 3.0% of net revenue for 1998, as compared with $2,635,000 or 3.1% of net revenue for 1999. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of seven new facilities in Arizona, Minnesota and Virginia and the relocation and/or expansion of 29 facilities in Arizona, Minnesota, Texas and Wisconsin since July 1, 1998. These capital expenditures increased our capacity in these markets to allow for future growth. Depreciation expense increased as a percentage of net revenue as this initial investment was not fully offset by incremental net revenue. We expect to continue to invest in the relocation and expansion of our physical capacity and depending on the amount and timing of such future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $1,237,000 or 2.0% of net revenue for 1998, as compared with $1,833,000 or 2.2% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and 15 affiliations (12 transactions) completed during 1999. We expect amortization of intangibles to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $838,000 or 1.4% of net revenue for 1998, as compared with $1,185,000 or 1.4% of net revenue for 1999. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 1999 as compared to 1998. In addition, the issuance of subordinated notes in connection with the 1998 and 1999 Transactions contributed to higher expense in 1999.

  Income Taxes. We incurred income tax expense of $1,574,000 for 1998, as compared with $3,329,0900 for 1999. Our effective tax rate was approximately 39.0% for 1998 as compared with 43.2% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, an increase in the amount of amortization of intangible assets which are not deductible for tax purposes also led to an increase in the effective tax rate in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from our sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

  From January 1, 1998 through September 30, 1999, we completed 25 dental group practice affiliations (22 transactions) for aggregate consideration of $38.4 million in cash, $4.7 million in subordinated promissory notes, $1.6 million in deferred payments, 104,922 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. For the year ended May 31, 1999, this contingent payment amounted to approximately $0.3 million.

  For the nine months ended September 30, 1998 and 1999, cash provided by operating activities amounted to $7,375,000 and $6,138,000, respectively. The decrease in cash from operations resulted primarily from an increase in the amount of cash paid for income taxes and interest in 1999 compared to 1998. This was partially offset by an increase in cash from operations due to incremental earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

  For the nine months ended September 30, 1998 and 1999, cash used in investing activities amounted to $22,661,000 and $32,250,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $18,138,000 for 1998 and $19,797,000 for 1999. Cash used for capital expenditures was $3,142,000 and $9,762,000 for 1998 and 1999, respectively. Capital expenditures for 1998 included costs associated with the addition of two new dental facilities in Minnesota and the relocation and/or expansion of six dental facilities in Minnesota, Texas and Wisconsin. Capital expenditures for 1999 included costs associated with the addition of five new dental facilities in Arizona, Minnesota and Virginia and the relocation and/or expansion of 24 dental facilities in Arizona, Minnesota,

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Texas and Wisconsin. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing
capital expenditures.   Although we expect to continue making meaningful capital
expenditures, we do not expect capital expenditures to continue at the same level as the first nine months of 1999.

  For the nine months ended September 30, 1998 and 1999, cash provided by financing activities amounted to $13,745,000 and $25,495,000, respectively.
Cash provided by financing activities during 1998 resulted primarily from net proceeds received from our initial public offering. During the second quarter of 1998, we sold 2,587,500 shares of Common Stock in our initial public offering at $15.00 per share. Net proceeds to us after deducting underwriting discounts and commissions and offering costs were approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under our revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions. Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $26,197,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $491,000, offset by the repayment of certain indebtedness of $1,179,000.

  In April 1997, we entered into a $30 million revolving line of credit agreement with a bank. In December 1998, we amended our line of credit to (i) increase the amount available under the line to $50 million, (ii) add two additional banks, (iii) extend the maturity date and (iv) modify certain other terms, including pricing. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 1.625%. In addition, we pay a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in December 2001. The outstanding balance under this line as of September 30, 1999 was $30,497,000.

  We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental group practice affiliations. As of September 30, 1999, 679,878 shares and $22,015,000 of notes remain available for issuance under this Shelf Registration Statement.

  Our growth strategy depends in large measure on our ability to affiliate with additional dental group practices. Although we have affiliated with many dental group practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the event that our common stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified.

  We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations (although at a reduced rate compared to the nine months ended September 30, 1999) for at least the next 12 months.

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

  All significant operating systems, the general ledger system and network communication software system utilized by us are either already Year 2000 compliant or are expected to be Year 2000 compliant upon installation of available patches or upgrades at minimal to no cost. The general ledger system has already been satisfactorily tested for compliance by the software vendor. We expect that all necessary upgrades for significant operating systems and network communication software will be completed as soon as practicable.

  We also use various dental practice management software systems in our affiliated dental group practices. In particular, our proprietary practice management system, Comdent, which is currently used at 45 of our dental facilities, is Year 2000 compliant. We intend, when appropriate, to convert our current and future affiliated dental group practices to Comdent or other preferred systems. In general, the other practice management systems utilized by us are commercially available systems that are either already Year 2000 compliant or scheduled for Year 2000 compliance by the end of 1999. We have satisfactorily tested Comdent for Year 2000 compliance and preliminary compliance testing has been done by us or the software vendor on other significant practice management systems. All such testing should be completed by the end of 1999. As part of our due diligence in connection with future affiliations, we will perform a review of the dental practice management software systems being used by those dental practices for Year 2000 compliance. Any systems deemed to be non-compliant at such time are expected to be converted to Year 2000 compliant systems as soon as practicable. Continual system upgrades and conversion of dental practice management systems to our preferred systems is an integral part of our overall information systems strategy. We believe that costs specifically associated with Year 2000 compliance issues, if any, will not be material to our financial position or results of operations.

  We have not identified any compliance issues with respect to non-information technology ("non-IT") systems such as phone systems and certain other equipment. We do not believe the failure of such systems would have a material adverse effect on our operations. Non-IT systems that are not compliant, if any, are expected to be upgraded or replaced as soon as practicable. The costs of such upgrades are not expected to be material to our financial position or results of operations.

  Year 2000 issues also relate to third parties with which we have significant relationships. In particular, our affiliated dental groups have contracts with third party payors to provide dental services in exchange for capitation, fee-for-service and preferred provider organization plan claims payments. These third party payors have systems that may be vulnerable to Year 2000 issues. We have communicated with all significant third party payors to determine their compliance status and develop appropriate contingency plans. We have not been notified of any Year 2000 compliance issues by these third party payors. There can be no assurance, however, that the systems of these significant third party payors will be Year 2000 compliant on a timely basis. We believe Year 2000 problems experienced by such third party payors is the most reasonably likely worst case scenario and that such problems could result in late payments received under the payor contracts and related cash flow problems. Potential contingency plans may include temporary advancing of funds to our affiliates by third party payors unable to process claims on a timely basis and the direct billing of patients in lieu of reimbursements under the payor contracts. In addition, we could, if necessary, use borrowings under our revolving credit facility to support working capital obligations in the event of payment problems from third party payors. Due to the dependence of our affiliated dental groups on third party payor relationships, Year 2000 system failures of such payors could have a material adverse effect on our cash flows and financial condition. We also have relationships with benefit plan vendors relating to the employee benefit plans we sponsor. We have communicated with the primary benefit plan vendors to determine their Year 2000 compliance status. We have not been notified of any Year 2000 compliance issues by these vendors. Year 2000 system failures of such vendors could have a material adverse effect on our financial condition and employee relations.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

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

                        AMERICAN DENTAL PARTNERS, INC.
                  PART I.  FINANCIAL INFORMATION--(Continued)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest
rate or market risk.   We do not own any derivative financial instruments.

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.000% to 1.625% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 1999 under our variable rate revolving credit facility for a one percentage point change in interest rates would be approximately $305,000. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.


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

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10(a) Asset Purchase Agreement dated September 21, 1999 among
                    American Dental Partners, Inc., American Dental Partners of California, Inc., Rouhe, Harris, Douglass, Elias & McEwen, A Professional Dental Corporation, Dental Associates of Riverside, Dental Associates of Moreno Valley, Dental Associates of Corona (collectively "Sellers"), and the shareholders and partners of Sellers.

              10(b) American Dental Partners, Inc. 1999 Restricted Stock Plan.

              27    Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

              We filed a Current Report on Form 8-K dated as of September 22, 1999 related to the acquisition of certain non-clinical assets of four dental practices located in California Rouhe, Harris, Douglass, Elias & McEwen, A Professional Dental Corporation
              (dba Riverside Dental Group), Dental Associates of Riverside, Dental Associates of Moreno Valley, and Dental Associates of Corona.

                        AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN DENTAL PARTNERS, INC.


November 10, 1999                /s/ Gregory A. Serrao
                                 -----------------------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer



November 10, 1999                /s/ Ronald M. Levenson
                                 -----------------------------------------------
                                 Ronald M. Levenson
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)

                        AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
------                          -------------------

 +10(a) Asset Purchase Agreement dated September 21, 1999 among American Dental Partners, Inc., American Dental Partners of California, Inc., Rouhe, Harris, Douglass, Elias & McEwen, A Professional Dental Corporation, Dental Associates of Riverside, Dental Associates of Moreno Valley, Dental Associates of Corona (collectively "Sellers"), and the shareholders and partners of Sellers.

 *#10(b)  American Dental Partners, Inc. 1999 Restricted Stock Plan.

 *27      Financial Data Schedule.



__________________________
*  Filed herewith.
+ Previously filed as Exhibit 2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1999 and incorporated herein by reference.
#  Management contracts or compensatory plans or arrangements.