Form 10-K
period 1999-12-31
AMERICAN DENTAL PARTNERS INC
filed 2000-03-16
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-K

    [ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                      or

    [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the transition period ___________ to ___________

                       Commission File Number:  0-23363

                        AMERICAN DENTAL PARTNERS, INC.
            (Exact name of registrant as specified in our charter)

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

Registrant's telephone number, including area code: (781) 224-0880 /
                             (781) 224-4216 (fax)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    YES    _____  NO
                                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $31,762,000 on March 6, 2000, based on the closing price of such stock, as reported on the Nasdaq National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 6, 2000 was 7,139,084.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive 2000 Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

                        AMERICAN DENTAL PARTNERS, INC.
                                     INDEX
                                     -----

                                                                                      Page
                                                                                      ----
Information Regarding Forward-looking Statements.....................................   3

PART I.

Item 1.   Business ..................................................................   3

Item 2.   Properties.................................................................  16

Item 3.   Legal Proceedings..........................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders........................  16



PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......  17

Item 6.   Selected Financial Data....................................................  18

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations............................................................  19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................  25

Item 8.   Financial Statements and Supplementary Data................................  26

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.....................................................  48


PART III.

Item 10.  Directors and Executive Officers of the Registrant.........................  48

Item 11.  Executive Compensation.....................................................  48

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............  48

Item 13.  Certain Relationships and Related Transactions.............................  48

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............  48

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


   Some of the information in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statements were made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with our acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of our Registration Statement on Form S-4 (File No. 333-56941).

                                    PART I

ITEM 1.   BUSINESS

Overview

   American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We seek to affiliate with leading dental groups that provide a comprehensive range of dental care services, have outstanding reputations for quality and have proven records of financial performance. From November 1996 (the date of our first affiliation) through December 31, 1999, we completed 31 affiliation transactions, comprising 18 dental groups, and as of December 31, 1999, we operated 134 dental facilities with 1,193 operatories in 12 states. Our growth has resulted primarily from these affiliations, which consisted of three affiliations completed in 1996, six affiliations completed in 1997, ten affiliations completed in 1998 and 12 affiliations completed in 1999.

   Our affiliation model is designed to create a partnership in management between us and the affiliated dental group that allows each party to maximize its strengths and retain its autonomy. When affiliating with a dental group, we acquire substantially all of its non-clinical assets and enter into a long-term service agreement to manage the non-clinical aspects of the dental operations. We support our affiliated dental groups with a broad range of services designed to enhance practice revenue, improve operating efficiencies and expand operating margins. We share the best practices of our network with each affiliate and provide assistance with information systems, planning and budgeting, facilities development and management, capacity and utilization management, scheduling, staffing, professional recruiting, benefits administration, economic analysis, financial reporting, purchasing, quality assurance, organization structure and development, analyzing and negotiating agreements with dental benefit providers and marketing.

   Our objective is to be the leading business partner to dental groups in the United States. Our strategy for achieving this objective is to:

   (i) expand into carefully selected and diverse geographic markets which have favorable demographics and projected economic growth;
   (ii) affiliate with leading dental groups which have reputations for quality care and proven records of financial performance;
   (iii) increase market penetration in each of our markets through additional affiliations, recruitment of dentists and facility development;
   (iv) add value to each affiliated dental group by assisting the practice in improving operating performance; and
   (v) pursue various initiatives to ensure the highest quality of care and service.

Dental Care Industry

   The market for dental care is large, growing and highly fragmented. Based on United States Health Care Financing Administration statistics, estimated expenditures for dental care were approximately $53.8 billion in 1998 and will reach approximately $93.1 billion by 2008, representing a compound annual growth rate of approximately 6%. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

   (i)    increased prevalence of dental benefits offered by employers;
   (ii) increased availability and use of dental insurance, including preferred provider organization ("PPO") plans and, to a lesser extent, capitated manag ed care plans;
   (iii)  increased demand for dental care from an aging population; and
   (iv)   increased demand for cosmetic and preventative procedures.

   We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, such as dental practice management companies. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

   Unlike many other sectors of the health care services industry, the dental care profession remains highly fragmented. Although dental care is typically offered by solo practitioners, the trend towards group practice is growing. According to the American Dental Association ("ADA"), in 1996, 12% of the approximately 152,000 dentists in the United States were practicing in groups of three or more, up from 4% in 1991. We believe this trend towards the delivery of dental care in a group practice setting will continue.

   Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 1996, general dentistry was estimated to represent approximately 79% of all dental services performed in the United States. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes orthodontics, periodontics, endodontics, prosthodontics and pediatric dentistry, represented the remaining 21% of dental care services.

   Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third party payors for dental care. These third party payors offer indemnity insurance, PPO plans and capitated managed care plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the PPO. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient.

   The National Association of Dental Plans ("NADP") estimated that approximately 147 million people, or approximately 55% of the population of the United States, were covered by some form of dental care plan in 1997. This compares with approximately 117 million people, or approximately 46% of the population of the United States, in 1995 and approximately 96 million people, or approximately 41% of the population of the United States, in 1990. Of the 147 million people with coverage, approximately 65% were covered by indemnity insurance, approximately 18% were covered by capitated managed care plans and approximately 17% were covered by PPO plans. The remaining approximately 120 million people, or approximately 45% of the population of the United States in 1997, did not have dental benefit coverage. We believe that the number of people with dental benefits will continue to increase and that the majority of this growth will be in PPO plans. For instance, according to the NADP, the number of people covered by PPO plans increased from 11.7 million in 1994 to 24.5 million in 1997, representing a 28% compound annual growth rate.

   We believe that the increased complexity of managing and operating dental practices, as a result of the growth of both the group practice delivery model and the prevalence of dental insurance plans, has led dental groups to begin to affiliate with entities such as us that:

   (i) allow dentists to focus on the clinical aspects of dentistry by providing management resources to conduct the business and administrative aspects of dentistry;
   (ii) provide information and operating systems that are required to effectively manage in an increasingly complex reimbursement environment;
   (iii)  assist with dental benefit provider contracting;
   (iv) realize economies of scale in purchasing and provide access to capital; and
   (v)    provide dentists the opportunity to realize value for their practices.

Business Strategy

   Our objective is to be the leading business partner to dental groups in the United States. In order to achieve this objective, our business strategy is to:

        Expand into carefully selected markets.  We focus on markets that:

        (i)    offer the opportunity to gain market share leadership;
        (ii)   have a prevalence of dental group practices;
        (iii)  have favorable demographics and projected economic growth; and
        (iv)   have access to dental schools.

        To date, we have identified approximately 125 markets that currently meet our market selection criteria.

        Affiliate with leading dental groups. In entering a new market, we seek to affiliate with a leading dental group in that market as a platform for expansion. A "platform" dental group is one which has a reputation for quality care, provides a comprehensive range of dental services, has a significant market presence and has a proven record of financial performance.

        Increase market penetration. We assist our affiliated dental groups to achieve market share leadership. After affiliating with a leading dental group, we seek to increase market share by assisting the affiliate in recruiting new general and specialty dentists, expanding its patient base and opening new facilities. Additionally, we may affiliate with other dental practices or with specialty practices that complement the platform dental group.

        Add value to each affiliated dental group. We support our affiliated dental groups with a broad range of services designed to enhance their practice revenue, improve operating efficiencies and expand operating margins. We share the best practices of each of our affiliated dental groups and assist each affiliate with an analysis of its revenue and payor mix, capacity, utilization, staffing, scheduling and productivity. We also provide our affiliates assistance with information systems, budgeting, financial reporting, facilities management, dental benefit provider contracting, supplies and equipment procurement, quality assurance initiatives, organization development and structure, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

        Focus on quality care. We pursue various initiatives to help our affiliates provide the highest quality of care and service. Our goal is to have each affiliated dental group become accredited by the Accreditation Association of Ambulatory Health Care, Inc. ("AAAHC"). Through our National Professional Advisory Forum, we provide our affiliated dental groups with the opportunity to share clinical knowledge and best clinical practices. We also implement comprehensive patient satisfaction surveys administered by independent third parties. We believe that our focus on quality care enhances:

        (i)    our affiliates' relationships with patients;
        (ii)   our affiliates' ability to recruit dentists;
        (iii)  our ability to attract new dental groups as affiliates; and
        (iv)   our affiliates' attractiveness to dental benefit providers.

Affiliation Philosophy

   We believe that dental care is an important part of an individual's overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a dental practice. Consequently, dentists are affiliating with professional practice managers who can manage the non-clinical aspects of dentistry and provide the business skills that can improve practice operating performance.

   We believe that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, we operate our business in a decentralized manner, and each affiliated dental group maintains its local identity and operating philosophy. In each affiliation, we strive to maintain the local culture of the affiliated group, and we encourage it to retain the name of the practice, continue its presence in community events, maintain its relationship with patients and local dental benefit providers and, to the extent possible, maintain the existing management organization.

   Our affiliation model is designed to create a partnership in management between the affiliated dental group and us that allows each party to maximize its strengths and retain its autonomy. Under our affiliation model, the affiliated dental group continues to own its practice and has sole purview over the clinical aspects of the practice while we manage the business aspects of the practice. This affiliation model is consistent across groups and, even where permitted by law, we do not employ practicing dentists.

   We believe that the core values of a business partnership are shared governance and shared financial objectives and have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated dental group and us. Together, members of the joint policy board develop strategies and decide on major business initiatives for the practice. Shared financial objectives are achieved through the joint implementation of a budgeting process that establishes the financial performance standards for the dental practice.

   The organizational structure of a dental group before and after our affiliation with us is generally as follows:

                             [GRAPH APPEARS HERE]


      Before Affiliation                           After Affiliation
-----------------------------   ------------------------------------------------



                                                 Joint Policy
                                                    Board

         ----------           ------------------ ---------- -------------------
                                  Dentist-owned    Service       ADP-owned
           Dental                  Professional   Agreement  Management Service
           Group                    Corporation   (40 year)     Organization
                                       (PC)                         (MSO)
         ----------           ------------------ ---------- --------------------

Market and Group Selection

   Market Selection

   We have a well-defined market selection criteria. We define potential markets with reference to one or more Metropolitan Statistical Areas ("MSAs"). An MSA is generally a geographic area consisting of a city of at least 50,000 people, together with adjacent communities that have a high degree of economic and social integration with the population center. In 1996, there were 316 MSAs in the United States. We typically focus on markets with a population of at least 250,000 people that:

   (i)    offer the opportunity to gain market share leadership;
   (ii)   have a prevalence of dental group practices;
   (iii)  have favorable demographics and projected economic growth; and
   (iv)   have access to dental schools.

   We have identified approximately 125 MSAs that currently meet our market selection criteria.

   Group Selection

   We seek to affiliate with a leading dental group in each selected market. We focus on group practices because they have greater potential to be market share leaders, are more likely to have implemented quality assurance and peer review policies and procedures and are better positioned to operate in an increasingly complex reimbursement environment. When entering a new market, we seek to affiliate with a platform dental group with a:

   (i)    reputation for quality care;
   (ii)   comprehensive range of dental care services;
   (iii)  significant market presence; and
   (iv)   proven record of financial performance.

   We believe that, although a limited number of platform dental groups exist within any given market, there are a significant number of such groups nationwide.

   Affiliation Process

   Once we have identified a potential affiliate within a market, our management seeks to determine whether the group shares a common philosophy about the dental profession and holds common strategic goals and objectives. To this end, we conduct a series of meetings, site visits and presentations with the potential affiliate, during which we discuss trends in the dental profession, our mission and strategy and our affiliation model. We believe that the existence of shared philosophical values is a critical element of each affiliation's ultimate success.

   If it is determined that we mutually share common values, goals and objectives, we then undertake a preliminary due diligence review of clinical, operating and financial information. Based upon this review, we formulate an offer outlining the basic terms and conditions of the affiliation which, if accepted by the dental group, is generally embodied in a letter of intent between the parties.

   Upon signing a letter of intent, we begin a thorough review of the potential affiliate's clinical systems, processes, facilities and compliance with licensing and credentialing requirements, as well as performing legal and accounting due diligence. Acquisition, service and other agreements are then prepared and the transaction is closed. Generally, the process of identifying an acceptable affiliation candidate to closing the transaction takes approximately twelve months.

   Potential Affiliations

   We are constantly discussing potential affiliations with dental groups that meet our selection criteria, which may be at various stages at any point in time. There can be no assurance that we will consummate any of these potential affiliations.

Affiliated Network

   From November 1996 (the date of our first affiliation) through December 31, 1999, we completed 31 affiliation transactions, comprising 18 dental groups in 12 states. The following table lists our affiliates and the current number of dental facilities and operatories at December 31, 1999:

                                                       Dental
                  State/Affiliate                    Facilities Operatories (1)           Market(s)                 Affiliation Date
                  ---------------                    ---------- ---------------           ---------                 ----------------
Alabama
  Dental Care of Alabama.........................          2             20      Birmingham and Tuscaloosa          February 1999
Arizona
  Associated Dental Care Providers...............          3            136      Phoenix and Tucson                 January 1998
California
  Dental Associates of Corona, Dental
    Associates of Moreno Valley, Dental
    Associates of Riverside, Dental Associates
    of Temecula and Riverside Dental Group.......          5             80      Corona, Moreno Valley, Riverside   September 1999
                                                                                 and Temecula
Louisiana
  Lakeside Dental Care...........................          2             33      Hammond and Metairie               March 1997
Maryland
  Mintz & Pincus Dental Group....................          2             35      Oxon Hill and Waldorf              September 1998
  Hill Dental Group..............................          1             10      Columbia                           June 1999
Minnesota
  Park Dental....................................         31            256      Minneapolis/St. Paul               November 1996
  Orthodontic Care Specialists...................         20             98      Minneapolis/St. Paul               October 1997
North Carolina
  University Dental Associates...................          1             18      Winston-Salem                      June 1999
Oklahoma
  OK Dental......................................          8             68      Oklahoma City and Tulsa            March 1999
Pennsylvania
  Chestnut Hills Dental..........................          8             60      Indiana, Johnstown and Pittsburgh  May 1997
Texas
  Longhorn Dental Associates.....................          8             53      Austin, Killeen and San Marcos     December 1996
  TSC Dental Centers.............................          5             43      Houston                            June 1998
Virginia
  Dental Arts Center.............................          2             48      Ashburn and Reston                 June 1998
Wisconsin
  Northpark Dental Group.........................         15            137      Appleton, Green Bay, Kenosha       December 1996
                                                                                 Madison,  Milwaukee and Wausau
  Northpoint Dental Group........................          2             28      Milwaukee                          July 1997
  Wilkens Dental Group...........................          4             30      Milwaukee                          October 1997
  Family Care Dental Centers.....................          5             40      Janesville, Kenosha and Racine     April 1998
                                                         ---          -----
       Total.....................................        134          1,193
                                                         ===          =====

(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

Market Penetration

   After affiliating with a platform dental group, our strategy is to increase market penetration by developing new dental facilities and by affiliating with other leading dental groups that complement or add to the dental care provided by the platform affiliate.

   Increase the Platform Groups' Market Share

   Upon completing an affiliation, we prepare a thorough operating evaluation of the affiliate which builds upon our operational due diligence. Based on this evaluation, we prepare a plan for increasing the affiliate's market penetration. This plan may include one or more of the following methods:

   (i) opening new facilities that are conveniently located in highly populated areas within the MSA or in contiguous MSAs;
   (ii) recruiting additional general and specialty dentists that will complement or enhance the dental care provided by each affiliated dental group;
   (iii) expanding physical capacity by adding new operatories at existing facilities;
   (iv) increasing the utilization of existing physical capacity by expanding hours of operation; and
   (v) growing our affiliate's patient base through increased marketing efforts and expanded relationships with dental benefit providers.

   Affiliations in Existing Markets

   We also increase our market penetration by affiliating with other leading general dentistry practices and specialty dental practices that complement the platform dental group. These practices are selected in much the same manner as the platform dental group. We identify those practices which have an outstanding reputation for quality dental care and provide the type of dental care which will complement or add to the dental care offered by the platform dental group.

Operations

   Operating Structure

   We operate under a decentralized organizational structure. At the facility level, where permitted by applicable state law, we generally employ the dental hygienists, dental assistants and administrative staff. At each facility, a practice manager typically oversees the day-to-day business operations. The practice manager and administrative staff are responsible for, among other things, facility staffing, patient scheduling, on-site patient invoicing and ordering office and dental supplies. We believe local office scheduling is crucial because it allows each practice to accommodate the needs of its patients and increase the productivity of its dentists.

   In each market, we have a local management team that supervises the operations of one or more affiliates. This team provides support in areas such as recruiting, hiring and training facility staff, developing and implementing quality assurance programs, developing and implementing operating policies and procedures, administering employee benefits, billing and collecting accounts receivable, processing payroll, information systems, accounting, marketing and facilities development and management.

   Each local management team reports to one of our operating vice presidents. An operating vice president is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple markets. Each operating vice president participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has management oversight responsibilities. The operating vice presidents are responsible for overseeing the development of operating plans and annual budgets and monitoring actual results. Additionally, we support each of our dental groups with analyses of the capacity, utilization and productivity of each dental facility. This analysis assists each practice in improving its operating performance from both a clinical and financial perspective.

   On a national level, we support our affiliates in several ways. We assist with:

   (i) sharing best clinical practices through our National Professional Advisory Forum;
   (ii)   designing, locating and leasing new facilities;
   (iii)  evaluating and negotiating dental benefit provider contracts;
   (iv)   developing budgets and implementing accounting and financial systems;

   (v) developing and implementing practice management and other information systems;
   (vi)   professional recruitment; and
   (vii)  administering employee benefit plans.

   We also take advantage of economies of scale by contracting for various goods and services. For example, we have arranged for national contracts for the purchase of dental supplies and equipment, long distance telephone services, professional, casualty and general liability insurance, employee benefits such as a 401(k) plan, flexible spending program, life insurance and disability insurance and payroll processing.

   National Professional Advisory Forum

   We have organized the National Professional Advisory Forum ("NPAF") to provide guidance to our affiliated dental groups with respect to the clinical aspects of dentistry. Leading dentists from our affiliated dental groups are selected to participate in the NPAF. The NPAF meets on a regional basis and a national basis each year and provides a forum for dentists to share the best clinical practices of their respective dental groups and an opportunity for them to build professional relationships with other dentists affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be in other professional settings. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides our management an opportunity to communicate with affiliated dentists. This enables us to continue to build strong, mutually beneficial partner relationships with our affiliated dental groups.

   Payor Relationships and Reimbursement Mix

   We believe that our affiliated dental groups' clinical philosophy should not be compromised by economic decisions. We recognize, however, that the source of payment for services affects operating and financial performance. We assist our affiliates in analyzing their revenue and payor mix on an ongoing basis and recommend methods by which the affiliated dental group can improve operating efficiency while not compromising this clinical practice philosophy. As a general rule, we believe that growth in a market is best facilitated where the payor mix of our affiliates mirrors the payor mix for their community. We assist each of our affiliated dental groups in evaluating and negotiating dental benefit provider contracts on a local, regional and national level. The aggregate payor mix percentage of our affiliated groups for the year ended December 31, 1999 was approximately 44% fee-for-service, 14% PPO plans and 42% capitated managed care plans.

   We believe it is advantageous to be affiliated with dental groups that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from traditional fee-for-service to PPO and, to a lesser extent, capitated managed care dental plans, we believe that our affiliates' experience in operating under all of these plans provides them with a competitive advantage. Most of our affiliated dental groups have provided care under traditional fee-for-service plans and non-fee-for-service plans.

   Facilities Development and Management

   We believe an inviting professional environment is a critical aspect of overall patient satisfaction. Each of our facilities is constructed to be warm, attractive and inviting to the patients in addition to being highly functional. Our dental facilities typically have eight to ten operatories and accommodate general and specialty dentists, dental hygienists and dental assistants, a business manager and a receptionist. Generally, our facilities are either stand alone or located within a professional office building or medical facility.

   We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary through a capacity and utilization analysis.

   We use architectural design services to improve the facility design process and to ensure that all facilities are properly constructed and meet the standards set forth by the AAAHC. To this end, we work with each affiliated dental group to establish a defined set of standards which are consistent with the desires of the dental group. We believe such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced staff and provider productivity.

   Budgeting and Planning; Financial Information Systems

   We assist each affiliate with budgeting and planning. Together with each affiliate, we develop on an annual basis a strategic plan for increased market penetration. Together, we then jointly develop a budget which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a budget has been approved, we measure the financial performance of each affiliated dental group on a monthly basis and compare actual performance to budget.

   Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis across our entire network. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is installed in all affiliated dental groups. Historically, we have converted all affiliates to our financial system within 60 days of affiliation and intend to continue this practice with new affiliates.

   Practice Management Systems

   We use various dental practice management software systems to facilitate patient scheduling, to invoice patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a proprietary practice management software system which has been used and continuously enhanced at Park Dental since 1987. We believe that Comdent's scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large multi-site dental groups. Shortly after affiliation, we convert each dental group to either Comdent, Alphadent or QSI. While Comdent remains our top choice for its advanced features and ease of use, it is not practical or cost effective to convert all of our affiliates to this system. We are also developing a data warehouse and decision support system to analyze information across all of our affiliates.

Affiliation Structure

   Service Agreement

   We have entered into a service agreement with each affiliated professional corporation ("PC") pursuant to which we perform all administrative, non-clinical aspects of the dental group. We expect that each new affiliated PC will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our operating revenue. The termination of one or more of these service agreements could have a material adverse effect on us.

   We are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. These services include assisting our affiliates with information systems, budgeting and financial reporting, facilities management, third-party contracting, supplies and equipment procurement, quality assurance initiatives, billing and collecting accounts receivable, marketing and recruiting, hiring and training support staff.

   The PC is responsible for recruiting and hiring all of the dentists necessary to provide dental care. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement requires the PC to enter into an employment or independent contractor agreement with each dentist retained by the PC. The service agreement also requires the PC to implement and maintain quality assurance and peer review programs, maintain professional and comprehensive general liability insurance covering the PC and each of its dentists and abide by non-competition and confidentiality provisions.

   We and each PC establish a joint policy board which is responsible for developing and implementing management and administrative policies for the dental operation. The joint policy board consists of an equal number of representatives designated by us and the PC. The joint policy board members designated by the PC must be licensed dentists employed by the PC. The joint policy board's responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities, all annual capital and operating budgets, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services, and staffing plans regarding provider and support personnel for the dental group. The joint policy board also reviews and monitors the financial performance of the PC with respect to the attainment of the PC's budgeted goals. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the PC. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships between the PC and dental benefit providers.

However, the PC has final approval over matters relating to dental care including all dental benefit plan provider contracts and patient fee schedules.

   The PC reimburses us for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of our dental facilities.
Under certain service agreements our service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal budgeting process. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, we bill patients and third party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority:

   (i) reimbursement of expenses incurred in connection with the operation and administration of the dental facilities;
   (ii)   repayment of advances, if any, made by us to the PC;
   (iii)  payment of the monthly fee;
   (iv)   payment of provider expenses; and
   (v)    payment of the additional variable fee.

   Each of our current service agreements is for an initial term of 40 years and automatically renews for successive five-year terms, unless terminated by notice given at least 120 days prior to the end of the initial term or any renewal term. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as our dissolution, bankruptcy, liquidation, or our failure to perform our material duties and obligations under the service agreement. In the event a service agreement is terminated, the related affiliated dental practice is generally required to purchase, at our option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental group.

   Employment Agreements with Dentists

   The service agreements require that all dentists practicing full-time at the dental facilities enter into employment agreements with their respective PCs. The employment agreements with dentists who are owners of the PCs generally are for a specified initial term of up to five years and may not be terminated by the dentists without cause during such initial term. The employment agreements with other dentists may be for terms up to 18 months. Such employment agreements are usually terminable by either party upon advance written notice, which in most cases is 90 days, and are terminable by the PC for cause immediately upon written notice to the dentist. Such agreements typically contain non-competition provisions which prohibit the dentist from engaging in the practice of dentistry or otherwise performing professional dental services within a specified geographic area, usually a specified number of miles from the relevant dental facility, following termination. The non-competition restrictions are generally for one to two years following termination.

Competition

   The dental services industry, currently in its formative stage, is highly competitive and is expected to become more competitive. Our affiliates compete with other dental practices in their market. We compete with other companies that provide business services to dentists, as well as those seeking to affiliate with existing dental practices through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dentists are their affiliation methods and models, the reputation of their existing affiliates, the scope of their dental care networks, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems and their operating methods. We believe that we compete effectively with other companies that provide business services to dentists with respect to these factors.

Government Regulation

   General

   The practice of dentistry is highly regulated, and the operations of us and our affiliated dental practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new markets. There can be no assurance that the regulatory environment in which we and our affiliated dental groups operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and our affiliated dental groups obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws.

   State Regulation

   Every state imposes licensing and other requirements on individual dentists and dental facilities and services. Except for Wisconsin, the laws of the states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as us, from practicing dentistry, from employing dentists and, in certain circumstances, dental assistants and dental hygienists, or from exercising control over the provision of dental services. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or offices used in a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

   There are certain regulatory issues associated with our role in negotiating and administering managed care contracts. To the extent that we or any affiliated dental group contracts with third party payors, including self-insured plans, under a capitated or other arrangement which causes us or such affiliated dental group to assume a portion of the financial risk of providing dental care, we or such affiliated dental group may become subject to state insurance laws. If we or any affiliated dental group is determined to be engaged in the business of insurance, we may be required to change the method of payment from third party payors or to seek appropriate licensure. Any regulation of us or our affiliated dental groups under insurance laws could have a material adverse effect on our business, financial condition and results of operations.

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

   Many states also prohibit a dentist from paying a portion of fees received for dental services to another person or entity. In some states, this "fee-splitting" prohibition applies only to payments in exchange for referrals. Other states flatly prohibit any rebates or split fees regardless of whether referrals are involved. There can be no assurance that management fees paid to us, to the extent based on a percentage of dental service revenues or profits, will not be deemed to violate such laws.

   Many states have antitrust laws which prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive, including cooperation by separate economic entities to fix the prices of services. Dental practices are also subject to compliance with state and local regulatory standards in the areas of safety and health.

   Most states' laws and regulations relating to the practice of dentistry were adopted prior to the emergence of providers of business services to dental groups like us. As a result, a number of states, including states in which we currently operate, are in the process of reviewing and/or amending their laws and regulations relating to the practice of dentistry and dentists' business arrangements with unlicensed persons like us. There can be no assurance that any amendments or new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations.

   Federal Regulation

   The dental industry is also regulated at the federal level to the extent that dental services are reimbursed under federal programs. Participation by the affiliated dental groups and their dentists in such programs subject them, and potentially us, to significant regulation regarding the provision of services to beneficiaries, submission of claims and related matters, including the types of regulations discussed below. Violation of these laws or regulations can result in civil and criminal penalties, including possible exclusion of individuals and entities from participation in federal payment programs.

   The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services regardless of the payor source. The federal self-referral law, or "Stark law," prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivables from federal payors are not saleable or assignable.

   Federal antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive, including cooperation by separate economic entities to fix the prices of services. Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety and health.

Insurance

   We maintain property-casualty insurance covering our dental facilities, local management offices and our corporate office on a replacement cost basis. Each affiliated PC maintains, or causes to be maintained, professional liability insurance covering itself and its employees and contractors, including the dentists, hygienists and dental assistants employed by, or contracted by such affiliated PC in the amount of $1 million per occurrence and $3 million annual aggregate. We generally are a named insured under such policies. We also maintain umbrella liability coverage for our property-casualty policies in the amount of $10 million. Certain types of risks and liabilities may not be covered by insurance, however, and there can be no assurance that coverage will continue to be available upon terms satisfactory to us or that the coverage will be adequate to cover losses. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the dentists, the PCs or us may have a material adverse effect on our business, financial condition and operating results. While we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by us will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

   As of February 29, 2000, we employed 1,441 people. This amount included 717 hygienists and dental assistants and 724 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 334 dentists, as well as 162 hygienists and dental assistants located in states which prohibit our employment of hygienists and/or dental assistants, all of whom were employees or independent contractors of their respective affiliated PCs. We consider our relations with our employees to be good.

Executive Officers of the Registrant

   The following table sets forth information concerning each of our executive officers:


          Name                    Age                       Position
          ----                    ---                       --------
   Gregory A. Serrao............   37   Chairman, President and Chief Executive Officer
   William H. Bottlinger........   55   Senior Vice President - Regional Operations and Chief
                                          Information Officer
   Joseph V. Errante, D.D.S.....   44   Senior Vice President - Regional Operations and Business
                                          Development
   Michael F. Frisch............   42   Senior Vice President - Regional Operations
   Ronald M. Levenson...........   44   Senior Vice President, Chief Financial Officer and Treasurer
   Breht T. Feigh...............   33   Vice President - Strategic Initiatives
   Lee S. Feldman...............   32   Vice President - General Counsel
   Jesley C. Ruff, D.D.S........   45   Vice President - Chief Professional Officer
   Peter G. Swenson.............   28   Vice President - Market Development
   Michael J. Vaughan...........   46   Vice President - Operations

______________

The executive officers are elected annually by the Board of Directors.

   Mr. Serrao founded American Dental Partners, Inc. and has served as President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. ("Cardinal Health"). From 1991 to 1992, Mr. Serrao served as Vice President--Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

   Mr. Bottlinger has served as Senior Vice President - Regional Operations and Chief Information Officer of American Dental Partners, Inc. since January 2000. From November 1997 through December 1999, Mr. Bottlinger served as Vice President - Regional Operations and Chief Information Officer. From 1985 through 1996, Mr. Bottlinger served as Senior Vice President and Chief Information Officer for Cardinal Health and Senior Vice President and General Manager of CORD Logistics, Inc., a Cardinal Health subsidiary which provided pharmaceutical distribution and information technology services for emerging biotechnical manufacturing companies. During his career, Mr. Bottlinger has initiated the use of state of the art information system technology in a variety of businesses engaged in retailing, food wholesaling, pharmaceutical manufacturing and distribution, pharmacy operations and financial services.

   Dr. Errante has served as Senior Vice President - Regional Operations and Business Development of American Dental Partners, Inc. since January 2000. From November 1998 through December 1999, Dr. Errante served as Vice President - Regional Operations. From January 1996 to October 1998, Dr. Errante served as Chief Executive Officer of Innovative Practice Concepts, Inc. (which we acquired in January 1998). From January 1996 to January 1998, Dr. Errante also served as Chairman of Associated Dental Care Providers, P.C., one of our affiliated dental groups, which he co-founded in 1985. From 1992 to 1996, Dr. Errante served as Chief Executive Officer and Chairman of Associated Companies, Inc., the management company that operated Associated Health Plans, Inc. ("AHP"), a managed care dental plan in Arizona. From 1985 to 1992, Dr. Errante served as the Dental Director for AHP. Dr. Errante currently serves as President of the American Academy of Dental Group Practice ("AADGP") and sits on the Managed
Care Dental Advisory Board to Proctor and Gamble.

   Mr. Frisch has served as Senior Vice President - Regional Operations of American Dental Partners, Inc. since January 2000. From June 1997 through December 1999, Mr. Frisch served as Vice President - Regional Operations. From January 1997 to June 1997, Mr. Frisch was Director - National Support Initiatives. From July 1996 to January 1997, Mr. Frisch was an independent consultant to us. From June 1993 to July 1996, Mr. Frisch served as Vice President and General Manager of National Specialty Services, Inc., a subsidiary of Cardinal Health. From July 1986 to June 1993, Mr. Frisch was employed by VHA, Inc., a national health care alliance, in a variety of marketing, business development and management positions.

   Mr. Levenson has served as Senior Vice President, Chief Financial Officer and Treasurer of American Dental Partners, Inc. since April 1996. Prior to joining us, Mr. Levenson was employed by American Medical Response, Inc. ("AMR"), a national provider of ambulance services, where he served as Senior Vice President and Chief Accounting Officer from October 1992 to April 1996 and also served as Treasurer from August 1995 to April 1996. Prior to joining AMR, Mr. Levenson was a Senior Manager at KPMG Peat Marwick LLP, a public accounting firm, where he was employed from 1979 through 1992.

   Mr. Feigh has served as Vice President - Strategic Initiatives of American Dental Partners, Inc. since January 2000 and was Director - Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed by Robertson, Stephens & Company where he was a senior associate in the health care mergers and acquisition group from 1996 to 1997. From 1994 to 1996, he was employed in the Latin American investment banking group of ING Barings and from 1989 to 1993, he was employed in the health care investment banking group of Dean Witter Reynolds Inc.

   Mr. Feldman has served as Vice President - General Counsel of American Dental Partners, Inc. since November 1998. Prior to joining us, Mr. Feldman was employed by Professional Dental Associates, Inc., a dental practice management company, where he served as Vice President - General Counsel and Secretary from June 1997 to November 1998. From 1993 to 1997, Mr. Feldman was an associate with Ropes and Gray, a law firm located in Boston, Massachusetts.

   Dr. Ruff has served as Vice President - Chief Professional Officer of American Dental Partners, Inc. since January 1999 and has chaired our National Professional Advisory Forum since January 1997. From 1992 to 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated dental groups, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

   Mr. Swenson has served as Vice President - Market Development of American Dental Partners, Inc. since January 2000. Mr. Swenson was Director - Market Development from January 1998 to December 1999 and Director - Facility Development from November 1996 to December 1997. From April 1994 to November 1996, Mr. Swenson was Manager - Facilities Development of Park Dental, prior to its affiliation with us.

   Mr. Vaughan has served as Vice President - Operations of American Dental Partners, Inc. since January 2000. From 1996 to 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution's Knoxville, Tennessee and Zanesville, Ohio facilities, and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for Mckesson HBOC in various sales management positions.

ITEM 2.  PROPERTIES

   We lease most of our dental facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of February 29, 2000, we owned or leased 139 dental facilities, seven local management offices and our corporate office. Our corporate office is located at 301 Edgewater Place, Suite 320, Wakefield, Massachusetts, in approximately 6,900 square feet occupied under a lease which expires in March 2002.

ITEM 3.  LEGAL PROCEEDINGS

   From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. The dentists employed by, or independent contractors of, our affiliated PCs are from time to time subject to malpractice claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information, Holders and Dividends

   Our Common Stock has been traded on the Nasdaq National Market system under the symbol "ADPI" since April 16, 1998. The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 1998 and 1999:

                                                        High       Low
                                                        ----       ---
   1998
   ----
   2nd Quarter (beginning April 16, 1998)........      $19.375   $13.750
   3rd Quarter...................................      $15.000   $ 8.250
   4th Quarter...................................      $13.875   $ 7.125

                                                        High       Low
                                                        ----       ---
   1999
   ----
   1st Quarter...................................      $11.688   $ 7.000
   2nd Quarter...................................      $12.375   $ 6.875
   3rd Quarter...................................      $13.375   $ 8.750
   4th Quarter...................................      $12.188   $ 6.625

   As of March 6, 2000, there were approximately 64 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the Nasdaq National Market as of March 6, 2000 was $8.00 per share.

   We have not paid any cash dividends on our Common Stock in the past and do not plan to pay any cash dividends on our Common Stock in the foreseeable future. In addition, the terms of our revolving credit facility prohibit us from paying dividends or making other payments with respect to our Common Stock without the lenders' consent. Our Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of our business.

Recent Sales of Unregistered Securities

   None.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

                                                                   Years Ended December 31,
                                                       ----------------------------------------------
                                                         1996         1997         1998        1999
                                                         ----         ----         ----        ----
Consolidated Statement of Operations Data:
Net revenue.....................................       $  3,933     $ 53,270     $ 84,090    $117,352
                                                       --------     --------     --------    --------

Operating expenses:
   Salaries and benefits........................          2,098       28,438       43,190      57,417
   Lab fees and dental supplies.................            534        6,435       10,796      15,866
   Office occupancy.............................            389        4,814        7,635      11,321
   Other operating expenses.....................            773        6,264        6,840       9,235
   General corporate expenses...................          2,395        3,337        3,951       4,814
   Depreciation.................................            177        1,580        2,495       3,642
   Amortization of intangible assets............             48          645        1,732       2,579
                                                       --------     --------     --------    --------
      Total operating expenses..................          6,414       51,513       76,639     104,874
                                                       --------     --------     --------    --------
Earnings (loss) from operations.................         (2,481)       1,757        7,451      12,478
   Interest expense (income), net...............            (38)         563        1,085       1,877
                                                       --------     --------     --------    --------
Earnings (loss) before income taxes.............         (2,443)       1,194        6,366      10,601
   Income taxes.................................              -          124        2,480       4,588
                                                       --------     --------     --------    --------
   Net earnings (loss)..........................       $ (2,443)    $  1,070     $  3,886    $  6,013
                                                       ========     ========     ========    ========

Net earnings (loss) per common share (1):
   Basic........................................       $  (3.45)    $  (0.05)    $   0.59    $   0.80
   Diluted......................................       $  (3.45)    $  (0.05)    $   0.54    $   0.78
Weighted average common shares outstanding (1):
   Basic........................................            768        2,273        5,907       7,513
   Diluted......................................            768        2,273        6,867       7,745

                                                                         December 31,
                                                       ----------------------------------------------
                                                          1996         1997        1998        1999
                                                          ----         ----        ----        ----
Consolidated Balance Sheet Data:
Cash and cash equivalents.......................       $  5,836        4,675     $  2,091    $    226
Working capital.................................          3,189          759       (2,725)         22
Total assets....................................         25,294       47,959       70,535     107,901
Long-term debt, excluding current maturities....          3,063       21,253        9,980      40,249
Redeemable and convertible preferred stock......         15,105       16,297            -          -
Total stockholders' equity......................            164          909       48,305      52,229

Statistical Data (end of period):
Number of states................................              3            5            8          12
Number of dental facilities.....................             42           77          103         134
Number of operatories (2).......................            331          566          830       1,193
Number of affiliated dentists (3)...............            128          171          231         324


(1) Net earnings (loss) per common share are computed on the basis described in Notes 2 and 12 to our Consolidated Financial Statements.
(2) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(3) Includes full-time general dentists employed by the PCs and full-time specialists, some of whom are independent contractors to the PCs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets in the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to December 31, 1999, we completed 31 affiliation transactions, comprising 18 dental groups, and at December 31, 1999, we operated 134 dental facilities with 1,193 operatories in 12 states.

Affiliation Summary

   When affiliating with a dental group, we acquire substantially all its assets except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enter into a long-term service agreement with the affiliated dental group or professional corporation ("PC"). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours.

   1997 Transactions

   During 1997, we acquired substantially all the assets of six dental practices and Orthocare, Ltd., a related entity of one of these practices, and simultaneously entered into 40-year service agreements with four of these affiliated dental groups (two practices joined existing affiliates). In total, these affiliations resulted in the addition of 29 dental facilities with 199 operatories.

   1998 Transactions

   During 1998, we acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). In total, these affiliations resulted in the addition of 23 dental facilities with 231 operatories.

   1999 Transactions

   During 1999, we acquired substantially all the assets of 15 dental practices (12 transactions) and simultaneously entered into 40-year service agreements with eight of the affiliated dental groups (seven practices joined existing affiliates). In total, these affiliations resulted in the addition of 27 dental facilities with 297 operatories.

   2000 Completed and Pending Transactions

   Subsequent to December 31, 1999, we acquired substantially all the assets of three dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (two practices joined existing affiliates). In total, these affiliations resulted in the addition of five dental facilities with 39 operatories.

   In addition, we currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. There can be no assurance, however, that we will consummate any of these possible affiliations.

Components of Revenue and Expenses

   Affiliate Adjusted Gross Revenue and Payor Mix. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the year ended December 31, 1998 was approximately 39% fee-for-service, 12% PPO plans and 49% capitated managed care plans. For the year ended December 31, 1999, the aggregate payor mix percentage of our affiliated groups was approximately 44% fee-for-service, 14% PPO plans and 42% capitated managed care plans.

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

   Net Revenue. Our net revenue represents reimbursement of expenses and fees charged to the affiliated dental groups pursuant to the terms of the long-term service agreements under which we agree to provide business services of the dental practice. Under such agreements, the affiliated dental groups reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, our service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal budgeting process. Additionally, our net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients.

   Operating Expenses. Operating expenses (excluding general corporate expenses, depreciation and amortization of intangible assets) consist of the expenses incurred by us in fulfilling our obligations under the service agreements. These expenses are operating costs and expenses that would have been incurred by the affiliated dental groups had they not affiliated with us and include non-dentist salaries and benefits, lab fees and dental supplies, office occupancy cost and other expenses related to operations. Salaries and benefits expense are for personnel working for us at the dental facilities, as well as the local operating management. At the facility level, we generally employ the administrative staff and, where permitted by law, the dental hygienists and dental assistants. The local operating management team supervises and supports the staff at the dental facilities. Office occupancy includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market. Other expenses consist of professional fees, marketing costs and other general and administrative expenses. See "Business-- Operations--Operating Structure."

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

   Amortization of Intangible Assets. Amortization of intangible assets relates to intangible assets acquired in connection with completed acquisition and affiliation transactions.

Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1998

   Overview

   Our net earnings amounted to $1,070,000 or a diluted loss per share available to common stockholders of $(0.05) for 1997, as compared with net earnings of $3,886,000 or diluted earnings per share of $0.54 for 1998. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

   Net Revenue. Net revenue increased from $53,270,000 for 1997 to $84,090,000 for 1998, an increase of approximately 58%. The increase in net revenue in 1998 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1997 Transactions for the entire period and from the 1998 Transactions. In addition, same market growth from our affiliates in Austin, Milwaukee and Minneapolis resulted from the addition and expansion of our facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($36,386,000 for 1997 as compared with $56,278,000 for 1998), business service fees ($12,056,000 for 1997 as compared with $19,138,000 for 1998) and revenue related to the arrangement of the provision of care to patients and other revenue ($4,828,000 for 1997 as compared with $8,674,000 for 1998). Expense reimbursements included rent expense ($3,476,000 for 1997 as compared with $5,590,000 for 1998) and other operating expenses ($32,910,000 for 1997 as compared with $50,688,000 for 1998). Business service fees included a monthly fee ($10,724,000 for 1997 as compared with $17,306,000 for 1998) and an additional variable fee ($1,332,000 for 1997 as compared with $1,832,000 for 1998). Net revenue derived from our service agreement with Park Dental represented approximately 56% and 41% of our consolidated net revenue for 1997 and 1998, respectively.

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

   General Corporate Expenses. General corporate expenses were $3,337,000 or 6.3% of net revenue for 1997, as compared with $3,951,000 or 4.7% of net revenue for 1998. We built our management infrastructure in anticipation of rapid growth. This included the hiring of key management and support staff in the areas of finance, operations and information systems. In 1998, we began to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. This reduction was partially offset by an increase in costs associated with being a public company.

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

   Amortization of Intangible Assets. Amortization of intangible assets was $645,000 or 1.2% of net revenue for 1997, as compared with $1,732,000 or 2.1% of net revenue for 1998. The increase in amortization resulted from intangible assets recorded in connection with our six affiliations and one acquisition completed during 1997 and ten affiliations completed during 1998.

   Interest Expense, Net. Net interest expense was $563,000 or 1.1% of net revenue for 1997, as compared with $1,085,000 or 1.3% of net revenue for 1998. The increase in interest expense resulted primarily from increased average borrowings under our credit facility in 1998 as compared with 1997. In addition, the issuance of subordinated notes in connection with the 1997 and 1998 Transactions contributed to higher interest expense in 1998.

   Income Taxes. We incurred income tax expense of $124,000 for 1997, as compared with $2,480,000 for 1998. In 1997, we utilized a portion of our net operating loss carryforward which resulted in minimal income tax expense. For 1998, our effective tax rate was approximately 39%, resulting in income tax expense of $2,480,000.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1999

   Overview

   Our net earnings amounted to $3,886,000 or diluted earnings per share of $0.54 for 1998, as compared with net earnings of $6,013,000 or diluted earnings per share of $0.78 for 1999. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

   Net Revenue. Net revenue increased from $84,090,000 for 1998 to $117,352,000 for 1999, an increase of approximately 39.6%. The increase in net revenue in 1999 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1998 Transactions for the entire period and from the 1999 Transactions. In addition, same market growth from our affiliates in Austin, Milwaukee, Minneapolis, New Orleans, Phoenix, Pittsburgh and Tucson resulted from the addition of new facilities and expansion of existing facilities, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($56,278,000 for 1998 as compared with $79,474,000 for 1999), business service fees ($19,138,000 for 1998 as compared with $27,926,000 for 1999) and revenue related to the arrangement of the provision of care to patients and other revenue ($8,674,000 for 1998 as compared with $9,952,000 for 1999). Expense reimbursements included rent expense ($5,590,000 for 1998 as compared with $8,201,000 for 1999) and other operating expenses ($50,688,000 for 1998 as compared with $71,273,000 for 1999). Business service fees included monthly fees ($17,306,000 for 1998 as compared with $26,335,000 for 1999) and additional variable fees ($1,832,000 for 1998 as compared with $1,591,000 for 1999). Net revenue derived from our service agreement with Park Dental represented approximately 41% and 34% of our consolidated net revenue for 1998 and 1999, respectively.

   Salaries and Benefits Expense. Salaries and benefits amounted to $43,190,000 or 51.4% of net revenue for 1998, as compared with $57,417,000 or 48.9% of net revenue for 1999. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from more efficient utilization of staff in existing facilities, the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities, and the regionalization of finance, operations and administrative staff in certain markets. These cost savings were partially offset by an increase in the amount of expense related to the arrangement of the provision of care to patients, which is at a higher percentage of net revenue. In addition, due to tight labor markets, these savings were partially offset by wage inflation. We anticipate such wage inflation pressures will continue for the foreseeable future.

   Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $10,796,000 or 12.8% of net revenue for 1998 to $15,866,000 or 13.5% of net revenue for 1999. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities and rate increases from certain lab providers and dental supply manufacturers. We believe such price inflation will continue for the foreseeable future.

   Office Occupancy Expense. Office occupancy expense amounted to $7,635,000 or 9.1% for 1998, as compared with $11,321,000 or 9.6% of net revenue for 1999. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities and local management offices in Arizona, California, Minnesota, Texas and Virginia. This investment in facilities increased our capacity in these markets to allow for future growth.

However, the increase in office occupancy expense has not yet been fully offset by incremental net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities.

   Other Operating Expenses. Other expenses amounted to $6,840,000 or 8.1% of net revenue for 1998, as compared with $9,235,000 or 7.9% of net revenue for 1999. Other costs decreased as a percentage of net revenue due to the regionalization of administrative functions in certain markets and the reduction of certain discretionary spending. These cost savings were partially offset by certain costs such as printing, professional fees and marketing associated with the opening of new facilities in 1999 and the acquisition of facilities with a generally higher ratio of other operating expenses to net revenue in their respective markets compared to the existing base of facilities.

   General Corporate Expenses. General corporate expenses were $3,951,000 or 4.7% of net revenue for 1998, as compared with $4,814,000 or 4.1% of net revenue for 1999. In 1999, we continued to expand our management infrastructure in the areas of finance, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continued to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

   Depreciation. Depreciation expense was $2,495,000 or 3.0% of net revenue for 1998, as compared with $3,642,000 or 3.1% of net revenue for 1999. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of eleven new facilities in Arizona, California, Minnesota and Virginia and the relocation and/or expansion of 35 facilities in Arizona, Minnesota, Texas and Wisconsin throughout 1998 and 1999. These capital expenditures increased our capacity in these markets to allow for future growth. Depreciation expense increased as a percentage of net revenue as this initial investment was not fully offset by incremental net revenue. We expect to continue to invest in the relocation and expansion of our physical capacity, and depending on the amount and timing of such future capital expenditures, depreciation expense will likely increase.

   Amortization of Intangible Assets. Amortization of intangible assets was $1,732,000 or 2.1% of net revenue for 1998, as compared with $2,579,000 or 2.2% of net revenue for 1999. The increase in amortization resulted from intangible assets recorded in connection with our ten affiliations completed during 1998 and 15 affiliations (12 transactions) completed during 1999. We expect amortization of intangible assets to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

   Interest Expense, Net. Net interest expense was $1,085,000 or 1.3% of net revenue for 1998, as compared with $1,877,000 or 1.6% of net revenue for 1999. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 1999 as compared to 1998. Average borrowings in 1998 were significantly lower than in 1999 due in large part to using a portion of the proceeds from the initial public offering to repay the outstanding balance on the revolving credit facility. In addition, the issuance of subordinated notes in connection with the 1998 and 1999 Transactions contributed to higher expense in 1999. This increase in interest expense was partially reduced due to an overall lower average interest rate under our revolving credit facility in 1999 than 1998.

   Income Taxes. We incurred income tax expense of $2,480,000 for 1998, as compared with $4,588,000 for 1999. Our effective tax rate was approximately 39.0% for 1998 as compared with 43.3% for 1999. The increase in the effective tax rate is primarily attributable to the fact that the remaining net operating loss carryforwards from 1996 were fully utilized to offset a portion of our taxable income in 1998. In addition, higher pre-tax income in 1999 resulted in a higher Federal statutory rate and increased income in states with higher tax rates increased the average state tax rate. These increases were partially offset by a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes.

Liquidity and Capital Resources

   We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

   From January 1, 1997 through December 31, 1999, we completed 31 dental practice affiliations (28 transactions) for aggregate consideration of $55,205,000 in cash, $7,120,000 in subordinated promissory notes, $1,881,000 in deferred payments, 285,756 shares of Common Stock and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. For the year ended May 31, 1999, this contingent payment amounted to $286,000.

   For the years ended December 31, 1998 and 1999, cash provided by operating activities amounted to $9,771,000 and $8,745,000, respectively. The decrease in cash from operations resulted primarily from an increase in the amount of cash paid for income taxes and interest in 1999 compared to 1998. This was partially offset by an increase in cash from operations due to incremental earnings generated from acquisitions and affiliations, same market growth and expanded profit margins.

   For the years ended December 31, 1998 and 1999, cash used in investing activities amounted to $24,886,000 and $35,655,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $18,290,000 for 1998 and $19,855,000 for 1999. Cash used for capital expenditures was $5,074,000 and $12,484,000 for 1998 and 1999, respectively. Capital expenditures for 1998 included costs associated with the addition of three new dental facilities in Minnesota, a new dental facility in Arizona and the relocation and/or expansion of eleven dental facilities in Minnesota, Texas and Wisconsin. Capital expenditures for 1999 included costs associated with the addition of seven new dental facilities in Arizona, California, Minnesota and Virginia and the relocation and/or expansion of 24 dental facilities in Arizona, Minnesota, Texas and Wisconsin. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures. Although we expect to continue making meaningful capital expenditures, we do not expect capital expenditures to continue at the same level as 1999.

   For the years ended December 31, 1998 and 1999, cash provided by financing activities amounted to $12,531,000 and $25,045,000, respectively. Cash provided by financing activities during 1998 resulted primarily from net proceeds received from our initial public offering. During the second quarter of 1998, we sold 2,587,500 shares of Common Stock in our initial public offering at $15.00 per share. Net proceeds to us after deducting underwriting discounts and commissions and offering costs were approximately $34,596,000. Such proceeds were used to (i) redeem all the Series B Redeemable Preferred Stock, including unpaid dividends, in the amount of $7,851,000, (ii) repay outstanding indebtedness under our revolving credit facility, including accrued interest, in the amount of $20,651,000 and (iii) complete additional affiliation transactions. Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $29,197,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $491,000, offset by the repayment of certain indebtedness of $1,673,000 and the repurchase of 430,000 shares of our Common Stock for $2,956,000.

   We have a $50 million revolving line of credit. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 1.625%. In addition, we pay a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in December 2001. The outstanding balance under this line as of December 31, 1999 was $33,497,000.

   We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of December 31, 1999, 679,878 shares and $22,015,000 of notes remain available for issuance under this Shelf Registration Statement.

   Our growth strategy depends in large measure on our ability to affiliate with
additional dental practices.   Subsequent to December 31, 1999, we acquired
substantially all the assets of three dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (two practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $2.8 million in cash, $0.5 million in subordinated promissory notes and $0.3 million in deferred payments. The cash portion of this purchase price was funded through cash generated from operations and borrowings under our revolving credit facility. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified.

   We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations (although at a reduced rate compared to 1999) for at least the next 12 months.

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

     We have not experienced any material Year 2000 problems or disruptions in our systems or operations, and the costs we have incurred in addressing Year 2000 compliance have not been material. There can be no assurance, however, that we will not experience Year 2000 problems that may have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk. We do not own any derivative financial instruments.

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.000% to 1.625% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 1999 under our variable rate revolving credit facility for a one percentage point change in interest rates would be approximately $335,000. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                         -----------------------------

                                                                                                                             Page
                                                                                                                             ----
Consolidated Financial Statements
   Independent Auditors' Report.........................................................................................      27

   Consolidated Balance Sheets as of December 31, 1998 and 1999.........................................................      28

   Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999...........................      29

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998
   and 1999.............................................................................................................      30

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999...........................      31

   Notes to Consolidated Financial Statements...........................................................................      32

Financial Statement Schedules

  Not applicable.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
American Dental Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                   KPMG LLP

Boston, Massachusetts
February 11, 2000

                        AMERICAN DENTAL PARTNERS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                                  December 31,
                                                                                                             --------------------
                                                                                                                 1998     1999
                                                                                                               -------  -------
ASSETS
Current assets:
     Cash and cash equivalents.............................................................................    $ 2,091  $    226
     Accounts receivable...................................................................................        186       261
     Receivables due from affiliated dental groups.........................................................      4,579     9,637
     Income taxes receivable...............................................................................          -       416
     Inventories...........................................................................................        585     1,491
     Prepaid expenses and other receivables................................................................      1,466     2,436
     Deferred income taxes.................................................................................         65       397
                                                                                                               -------   -------
         Total current assets..............................................................................      8,972    14,864
                                                                                                               -------   -------
Property and equipment, net................................................................................     12,943    23,006
                                                                                                               -------   -------
Non-current assets:
     Intangible assets, net................................................................................     47,152    69,175
     Deferred income taxes.................................................................................      1,120       563
     Other assets..........................................................................................        348       293
                                                                                                               -------   -------
         Total non-current assets..........................................................................     48,620    70,031
                                                                                                               -------   -------
         Total assets......................................................................................    $70,535  $107,901
                                                                                                               =======  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................................................    $ 3,010  $  5,055
     Accrued compensation, benefits and taxes..............................................................      3,426     4,452
     Accrued expenses......................................................................................      3,377     3,833
     Income taxes payable..................................................................................        805         -
     Current maturities of debt............................................................................      1,079     1,502
                                                                                                               -------  --------
         Total current liabilities.........................................................................     11,697    14,842
                                                                                                               -------  --------
Non-current liabilities:
     Long-term debt........................................................................................      9,980    40,249
     Other liabilities.....................................................................................        553       581
                                                                                                               -------  --------
         Total non-current liabilities.....................................................................     10,533    40,830
                                                                                                               -------  --------
         Total liabilities.................................................................................     22,230    55,672
                                                                                                               -------  --------
Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 1,000,000 shares authorized; no shares issued or..........          -         -
     outstanding. Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,436,066 shares issued and outstanding at December 31, 1998; 7,537,311 shares issued and 7,107,311
     shares outstanding at December 31, 1999...............................................................         74        75
  Additional paid-in capital...............................................................................     45,742    46,584

     Unearned compensation.................................................................................        (24)        -
     Retained earnings.....................................................................................      2,513     8,526
     Treasury stock, at cost, 430,000  shares..............................................................          -    (2,956)
                                                                                                               -------  --------
         Total stockholders' equity........................................................................     48,305    52,229
                                                                                                               -------  --------
Commitments and contingencies
         Total liabilities and stockholders' equity........................................................    $70,535  $107,901
                                                                                                               =======  ========

          See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                        Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                      1997           1998        1999
                                                                                    --------       ---------  ----------
Net  revenue..................................................................       $53,270         $84,090      $117,352
                                                                                     -------         -------      --------
Operating expenses:
     Salaries and benefits....................................................        28,438          43,190        57,417
     Lab fees and dental supplies.............................................         6,435          10,796        15,866
     Office occupancy.........................................................         4,814           7,635        11,321
     Other operating expenses.................................................         6,264           6,840         9,235
     General corporate expenses...............................................         3,337           3,951         4,814
     Depreciation.............................................................         1,580           2,495         3,642
     Amortization of intangible assets........................................           645           1,732         2,579
                                                                                     -------         -------      --------
          Total operating expenses............................................        51,513          76,639       104,874
                                                                                     -------         -------      --------
Earnings from operations......................................................         1,757           7,451        12,478
     Interest expense, net....................................................           563           1,085         1,877
                                                                                     -------         -------      --------
Earnings before income taxes..................................................         1,194           6,366        10,601
     Income taxes.............................................................           124           2,480         4,588
                                                                                     -------         -------      --------
     Net earnings.............................................................       $ 1,070         $ 3,886      $  6,013
                                                                                     =======         =======      ========

Net earnings (loss) per common share:
     Basic....................................................................        $(0.05)          $0.59         $0.80
     Diluted..................................................................        $(0.05)          $0.54         $0.78
Weighted average common shares outstanding:
     Basic....................................................................         2,273           5,907         7,513
     Diluted..................................................................         2,273           6,867         7,745

          See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                (in thousands)

                                                Number of Shares
                                              ---------------------
                                               Common       Common               Additional
                                               Stock      Stock In     Common    Paid-in
                                              Issued      Treasury     Stock     Capital
                                              ------      --------     -----     -------
Balance at December 31, 1996................   2,213          -        $22       $ 2,659

  Issuance of common stock for
    acquisitions and affiliations...........     181          -          2           840
  Amortization of unearned
    compensation............................       -          -          -             -
  Dividends on Series A convertible
    preferred stock.........................       -          -          -          (632)
  Dividends on Series B redeemable
    preferred stock.........................       -          -          -          (560)
  Net earnings..............................       -          -          -             -
                                               -----  ---------        ---       -------
Balance at December 31, 1997................   2,394          -         24         2,307
  Issuance of common stock in
    initial public offering, net............   2,588          -         26        34,570
  Issuance of common stock for
    acquisitions and affiliations...........      54          -          -           443
  Amortization of unearned
    compensation............................       -          -          -             -
  Dividends on Series A convertible
    preferred stock  .......................       -          -          -          (200)
  Dividends on Series B redeemable
    preferred stock  .......................       -          -          -          (195)
        Conversion of Series A convertible
       preferred stock to common stock......   2,400          -         24         8,817

  Net earnings..............................       -          -          -             -
                                               -----  ---------        ---       -------
Balance at December 31, 1998................   7,436          -         74        45,742
  Issuance of common stock for
    acquisitions and affiliations...........      50          -          1           351
  Issuance of common stock for
    employee stock purchase plan............      51          -          -           491
  Repurchase of common stock................       -       (430)         -             -
  Amortization of unearned
    compensation............................       -          -          -             -
  Net earnings..............................       -          -          -             -
                                               -----  ---------        ---       -------
Balance at December 31, 1999................   7,537       (430)       $75       $46,584
                                               =====  =========        ===       =======

                                                                          Treasury       Total
                                                  Unearned     Retained   Stock at   Stockholders'
                                                 Compensation   Earnings     Cost         Equity
                                                 ------------  ---------     ----         ------
Balance at December 31, 1996................            $(74)   $(2,443)  $                $   164
                                                                      -
  Issuance of common stock for
    acquisitions and affiliations...........               -          -          -             842
  Amortization of unearned
    compensation............................              25          -          -              25
  Dividends on Series A convertible
    preferred stock.........................               -          -          -            (632)
  Dividends on Series B redeemable
    preferred stock.........................               -          -          -            (560)
  Net earnings..............................               -      1,070          -           1,070
                                                        ----    -------   --------         -------
Balance at December 31, 1997................             (49)    (1,373)         -             909
  Issuance of common stock in
    initial public offering, net............               -          -          -          34,596
  Issuance of common stock for
    acquisitions and affiliations...........               -          -          -             443
  Amortization of unearned
    compensation............................              25          -          -              25
  Dividends on Series A convertible
    preferred stock.........................               -          -          -            (200)
  Dividends on Series B redeemable
    preferred stock.........................               -          -          -            (195)
        Conversion of Series A convertible
       preferred stock to common stock......               -          -          -           8,841

  Net earnings..............................               -      3,886          -           3,886
                                                        ----    -------   --------         -------
Balance at December 31, 1998................             (24)     2,513          -          48,305
  Issuance of common stock for
    acquisitions and affiliations...........               -          -          -             352
  Issuance of common stock for
    employee stock purchase plan............               -          -          -             491
  Repurchase of common stock................               -          -     (2,956)         (2,956)
  Amortization of unearned
    compensation............................              24          -          -              24
  Net earnings..............................               -      6,013          -           6,013
                                                        ----    -------   --------         -------
Balance at December 31, 1999................            $  -    $ 8,526    $(2,956)        $52,229
                                                        ====    =======   ========         =======

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                           Years Ended December 31,
                                                                                        --------------------------------
                                                                                            1997       1998       1999
                                                                                          ---------  ---------  --------
Cash flows from operating activities:
  Net earnings..........................................................................  $  1,070   $  3,886   $  6,013
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation........................................................................     1,580      2,495      3,642
    Amortization of intangible assets ..................................................       645      1,732      2,579
    Other amortization..................................................................        65        106        106
    Deferred income taxes...............................................................       (32)     1,466        857
    Changes in assets and liabilities, net of acquisitions and affiliations:
       Accounts receivable..............................................................     1,871        864        621
       Receivables due from affiliated dental groups....................................    (1,801)      (764)    (4,103)
       Other current assets.............................................................       509       (384)    (1,590)
       Accounts payable and accrued expenses............................................      (314)      (418)     1,825
       Accrued compensation, benefits and taxes.........................................       427        118        151
       Income taxes payable and receivable, net.........................................       (29)       670     (1,356)
                                                                                          --------   --------   --------
         Net cash provided by operating activities......................................     3,991      9,771      8,745
                                                                                          --------   --------   --------
Cash flows from investing activities:
  Acquisitions and affiliations, net of cash acquired...................................   (14,878)   (18,290)   (19,855)
  Capital expenditures, net.............................................................    (3,212)    (5,074)   (12,484)
  Contingent and deferred payments......................................................         -          -       (794)
  Other.................................................................................    (1,420)    (1,522)    (2,522)
                                                                                           -------   --------   --------
         Net cash used for investing activities.........................................   (19,510)   (24,886)   (35,655)
                                                                                          --------   --------   --------
Cash flows from financing activities:
  Borrowings under (repayments of) revolving line of credit, net........................    16,700    (12,400)    29,197
  Repayment of borrowings...............................................................    (1,543)    (2,254)    (1,673)
  Proceeds from issuance of common stock in initial public offering, net of
    underwriting discounts and commissions..............................................         -     36,096          -
  Common stock issued for the employee stock purchase plan..............................         -          -        491
  Repurchase of common stock............................................................         -          -     (2,956)
  Redemption of Series B redeemable preferred stock.....................................         -     (7,851)         -
  Payment of initial public offering cost..............................................       (557)      (943)         -
  Payment of debt issuance costs........................................................      (242)      (117)       (14)
                                                                                          --------   --------   --------
         Net cash provided by financing activities......................................    14,358     12,531     25,045
                                                                                          --------   --------   --------
Decrease in cash and cash equivalents...................................................    (1,161)    (2,584)    (1,865)
Cash and cash equivalents at beginning of year..........................................     5,836      4,675      2,091
                                                                                          --------   --------   --------
Cash and cash equivalents at end of year................................................  $  4,675   $  2,091   $    226
                                                                                          ========   ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net...........................................  $    459   $    898   $  1,572
                                                                                          ========   ========   ========
  Cash paid during the year for income taxes, net.......................................  $    185   $    348   $  5,087
                                                                                          ========   ========   ========

Supplemental disclosure of non-cash information:
  Dividends accrued on Series A convertible preferred stock and Series B
    redeemable preferred stock..........................................................  $  1,192   $    395   $      -
                                                                                          ========   ========   ========
                                                                                                                $
  Conversion of Series A convertible preferred stock to common stock....................  $      -   $  8,841          -
                                                                                          ========   ========   ========


Acquisitions and affiliations:
  Assets acquired.......................................................................  $ 24,693   $ 26,938   $ 27,630
  Liabilities assumed and issued........................................................    (7,054)    (8,109)    (7,256)
  Common stock issued...................................................................      (842)      (443)      (352)
                                                                                          --------   --------   --------
  Cash paid.............................................................................    16,797     18,386     20,022
  Less cash acquired....................................................................    (1,919)       (96)      (167)
                                                                                          --------   --------   --------
       Net cash paid for acquisitions and affiliations..................................  $ 14,878   $ 18,290   $ 19,855
                                                                                          ========   ========   ========

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1997, 1998 and 1999

(1) Description of Business

     American Dental Partners, Inc. (the "Company") was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires substantially all the assets of the dental practices with which it affiliates, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enters into long-term service agreements with these affiliated dental groups. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include assistance with information systems, planning and budgeting, facilities development and management, capacity and utilization management, scheduling, staffing, professional recruiting, benefits administration, economic analysis, financial reporting, purchasing, quality assurance, organization structure and development, analyzing and negotiating agreements with dental benefit providers and marketing. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in or control the activities of the affiliated dental groups. Accordingly, the consolidated financial statements of the affiliated dental groups are not consolidated with those of the Company.

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

     Fair Value of Financial Instruments

     The Company believes the carrying amount of cash and cash equivalents, accounts receivable, receivables due from affiliated dental groups, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value because the interest rates approximate rates at which similar types of borrowing arrangements could be obtained by the Company.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

     Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. The Company's service fee consists of either (i) a variable monthly fee which is based upon a specified percentage, (ii) a fixed monthly fee and an additional variable fee or (iii) a fixed monthly fee. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. The Company records all revenue monthly as earned.

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

     Intangible Assets

     Identifiable intangible assets result from service agreements with the affiliated dental groups and goodwill associated with the Company's acquisition. The estimated fair value of the service agreements is the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. Generally, intangible assets associated with service agreements and goodwill are amortized on a straight-line basis over 25 years. In the event a service agreement is terminated, the related affiliated dental group is generally required to purchase, at the Company's option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental group. Accumulated amortization amounted to $673,000, $2,405,000 and $4,984,000 at December 31, 1997, 1998 and 1999, respectively.

     The Company reviews the carrying value of intangible assets on an entity by entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the groups' market position, reputation, profitability and geographical penetration. If conditions are present which indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific practice and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to their fair value based on discounted cash flows.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

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

     Stock Option Plans

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effects of SFAS 123 as if the fair-value-based method defined in SFAS 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

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

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

(3) Accounts Receivable and Net Revenue

     Accounts Receivable

     Accounts receivable represent amounts due from dental benefit providers related to the arrangement of the provision of care to patients and amounts due from patients and dental benefit providers for dental services provided by affiliated dental groups that were outstanding at the time the Company acquired the assets of the practice.

     Receivables Due From Affiliated Dental Groups

     Receivables due from affiliated dental groups represent amounts due pursuant to the terms of the service agreements as described below.

     Adjusted Gross Revenue--Affiliated Dental Groups

     The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts.

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                                 Years Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                                  1997                          1998                     1999
                                                       -------------------------         ----------------         ----------------
                                                          Park    All Affiliated   Park    All Affiliated   Park    All Affiliated
                                                         Dental       Groups      Dental       Groups      Dental       Groups
                                                         -------  --------------  -------  --------------  -------  --------------
Adjusted gross revenue-affiliated dental groups......    $38,515         $64,492  $45,142        $105,438  $52,393        $151,965
Amounts retained by affiliated dental groups.........      8,461          16,050   10,728          30,022   12,416          44,565
                                                         -------         -------  -------        --------  -------        --------
Net revenue earned by the Company under service
agreements...........................................    $30,054         $48,442  $34,414        $ 75,416  $39,977        $107,400
                                                         =======         =======  =======        ========  =======        ========

     Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its management services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental group in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. The Company records its revenue monthly as earned.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

     For the years ended December 31, 1997, 1998 and 1999, net revenue consisted of the following (in thousands):

                                                                         1997           1998          1999
                                                                        -------        -------      --------
Reimbursement of expenses:
  Rent expenses.......................................................  $ 3,476        $ 5,590      $  8,201
  Other operating expenses............................................   32,910         50,688        71,273
                                                                        -------        -------      --------
     Total reimbursement of expenses..................................   36,386         56,278        79,474
                                                                        -------        -------      --------
Service fees:
  Monthly fee.........................................................   10,724         17,306        26,335
  Additional variable fee.............................................    1,332          1,832         1,591
                                                                        -------        -------      --------
     Total service fees...............................................   12,056         19,138        27,926
                                                                        -------        -------      --------
     Net revenue earned by the Company under service agreements.......   48,442         75,416       107,400
Revenue related to the arrangement of the provision of care to
   patients and other.................................................    4,828          8,674         9,952
                                                                        -------        -------      --------
     Total net revenue................................................  $53,270        $84,090      $117,352
                                                                        =======        =======      ========

(4) Acquisitions and Affiliations

     During the year ended December 31, 1998, the Company acquired substantially all the assets of ten dental practices and simultaneously entered into 40-year service agreements with four of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $18.4 million in cash, $2.2 million in subordinated promissory notes, $1.0 million in deferred payments, 54,354 shares of Common Stock valued at approximately $0.4 million and future contingent payments for one affiliation based on a multiple of service fees received in excess of a predetermined threshold for each of the three years ending May 31, 1999, 2000 and 2001. For the year ended May 31, 1999, this contingent payment amounted to approximately $0.3 million. All transactions completed in 1998 are referred to as the "1998 Transactions."

     During the year ended December 31, 1999, the Company acquired substantially all the assets of 15 dental practices (12 transactions) and simultaneously entered into 40-year service agreements with eight of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $20.0 million in cash, $2.5 million in subordinated promissory notes, $0.9 million in deferred payments and 50,568 shares of Common Stock valued at approximately $0.4 million. All transactions completed in 1999 are referred to as the "1999 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999


  The 1998 and 1999 Transactions are as follows:

              Date                         Affiliated Dental Practice                          Location(s)
              ----                         --------------------------                          -----------
January 1998...................   Associated Dental Care Providers                     Phoenix and Tucson, AZ
April 1998.....................   Family Care Dental Centers                           Janesville, Kenosha and Racine, WI
April 1998.....................   John E. Carey, D.D.S. and James J. Peterman, D.D.S.  Madison, WI
April 1998.....................   Leroy S. Crapanzano, D.D.S.                          Hammond, LA
June 1998......................   Reston Dental Group                                  Reston, VA
June 1998......................   TSC Dental Centers                                   Houston, TX
July 1998......................   Indiana Dental Group                                 Indiana, PA
September 1998.................   Mintz & Pincus Dental Group                          Oxon Hill and Waldorf, MD
September 1998.................   Westmore Dental Group                                Mt. Pleasant, PA
November 1998..................   St. Croix Valley Orthodontics                        Hudson, WI
February 1999..................   Dental Care of Alabama                               Birmingham and Tuscaloosa, AL
February 1999..................   CIGNA HealthCare of Arizona                          Phoenix, AZ
March 1999.....................   OK Dental                                            Oklahoma City and Tulsa, OK
March 1999.....................   Kenneth W. Van Sickle, Jr., D.M.D.                   Mt. Pleasant, PA
March 1999.....................   Jack G. Stacker, D.D.S.                              Wausau, WI
June 1999......................   Kevin M. Strezo, D.D.S.                              Homer City, PA
June 1999......................   Hill Dental Group                                    Columbia, MD
June 1999......................   University Dental Associates                         Winston-Salem, NC
June 1999......................   Karen L. Wedde, D.D.S.                               Appleton and Green Bay, WI
July 1999......................   Kenneth P. Dick, D.M.D.                              Johnstown, PA
July 1999......................   Gary R. Christman, D.D.S.                            Humble and Kingwood, TX
September 1999.................   Dental Associates of Corona, Dental Associates of    Corona, Moreno Valley and
                                    Moreno Valley, Dental Associates of Riverside        Riverside, CA
                                    and Riverside Dental Group

  The accompanying consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price associated with all of the 1998 and 1999 Transactions over the estimated fair value of net assets (liabilities) acquired and assumed has been recorded as intangible assets which are summarized as follows (in thousands):

                                                                                             1998      1999
                                                                                             ----      ----
     Fair value of total consideration Paid............................................    $22,050   $23,773
     Fair value of net tangible assets (liabilities) acquired and assumed..............     (1,055)     (829)
                                                                                           -------   -------
       Excess of fair value of the consideration paid over the fair value of net
         tangible liabilities acquired.................................................    $23,105   $24,602
                                                                                           =======   =======

  Subsequent to December 31, 1999, the Company acquired substantially all the assets of three dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (two practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $2.8 million in cash, $0.5 million in subordinated promissory notes and $0.3 million in deferred payments.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1997, 1998 and 1999



(5)  Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

                                                                                  1998              1999
                                                                                  ----              ----
      Land, buildings and leasehold improvements.............................   $  9,850         $ 17,122
      Equipment..............................................................      9,938           14,213
      Furniture and fixtures.................................................      3,461            4,889
                                                                                --------         --------
         Total property and equipment........................................     23,249           36,224
      Less accumulated depreciation..........................................    (10,306)         (13,218)
                                                                                --------         --------
         Property and equipment, net.........................................   $ 12,943         $ 23,006
                                                                                 ========        ========

      Operating Leases

     The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2012. Rent expense for the years ended December 31, 1997, 1998 and 1999 amounted to $3,926,000, $6,248,000 and $8,998,000, respectively, of which $3,476,000, $5,590,000 and
$8,201,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

     Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 1999 are as follows (in thousands):

                                                                                 Amount to be
                                                                                  Reimbursed
                                                                                    Under
                                                                Total Amount       Service        Net
                                                                    Due           Agreements      Amount
                                                                    ---           ----------      -----
                                                                                                  C>
     2000....................................................      $ 8,100         $ 7,433        $  667
     2001....................................................        7,138           6,527           611
     2002....................................................        6,243           5,751           492
     2003....................................................        5,557           5,211           346
     2004....................................................        4,701           4,582           119
     Thereafter..............................................       18,721          18,721             -
                                                                   -------         -------        ------
       Total minimum lease payments..........................      $50,460         $48,225        $2,235
                                                                   =======         =======        ======

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

(6) Income Taxes

     Income tax expense (benefit) for the years ended December 31 consists of the following (in thousands):

                                                                                   1997      1998      1999
                                                                                   ----      ----      ----
       Current:
           Federal............................................................    $  54     $  704    $ 3,018
           State..............................................................      102        310        713
                                                                                  -----     ------    -------
                                                                                    156      1,014      3,731
                                                                                  -----     ------    -------
       Deferred:
           Federal............................................................      (32)     1,249        643
           State..............................................................        -        217        214
                                                                                  -----     ------    -------
                                                                                    (32)     1,466        857
                                                                                  -----     ------    -------
             Total income taxes...............................................    $ 124     $2,480    $ 4,588
                                                                                  =====     ======    =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

                                                                                             1998       1999
                                                                                             ----       ----
       Deferred tax assets:
           Operating loss and other carryforwards........................................   $   91    $    44
           Property and equipment........................................................      632        620
           Organization and start-up costs...............................................      630        633
           Accrued expenses and other liabilities........................................      524        801
                                                                                            ------    -------
              Total deferred tax assets..................................................    1,877      2,098
                                                                                            ------    -------
       Deferred tax liabilities:
           Intangibles...................................................................     (389)      (884)
           Other.........................................................................     (303)      (254)
                                                                                            ------    -------
              Total deferred tax liabilities.............................................     (692)    (1,138)
                                                                                            ------    -------
              Net deferred tax assets ...................................................   $1,185    $   960
                                                                                            ======    =======

     The net deferred tax assets (liabilities) consisted of the following at December 31 (in thousands):

                                                                1998                         1999
                                                     -------------------------    --------------------------
                                                     Federal    State    Total    Federal    State     Total
                                                     -------    -----    -----    -------   ------     -----
       Deferred tax assets:
           Current.................................  $    49    $  16    $   65   $   313   $   84    $   397
           Non-current.............................    1,250      562     1,812     1,274      427      1,701
                                                     -------    -----    ------   -------   ------    -------
              Total deferred tax assets............    1,299      578     1,877     1,587      511      2,098
                                                     -------    -----    ------   -------   ------    -------

       Deferred tax liabilities:
           Current.................................        -        -         -         -        -          -
           Non-current.............................     (497)    (195)     (692)     (928)    (210)    (1,138)
                                                     -------    -----    ------   -------   ------    -------
               Total deferred tax liabilities......     (497)    (195)     (692)     (928)    (210)    (1,138)
                                                     -------    -----    ------   -------   ------    -------
               Net deferred tax assets.............  $   802    $ 383    $1,185   $   659   $  301    $   960
                                                     =======    =====    ======   =======   ======    =======

     In 1996, a valuation allowance for deferred tax assets of $3,062,000 was established because, based on the limited operating history of the Company and other available evidence at the time, it was considered more likely than not that the deferred tax assets would not be realized. In 1997, the valuation allowance was reduced by $608,000 to $2,454,000. In 1998, the valuation allowance was reversed due to the Company's taxable earnings and management's assessment that it was more likely than not that the remaining deferred tax assets would be realized through future taxable earnings. The reversal of the valuation allowance attributable to acquired deferred tax assets reduced intangible assets by $2,083,000. The remaining reversal of the valuation allowance provided a tax benefit of $371,000 in the Company's consolidated statement of operations for the year ended December 31, 1998.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999



     At December 31, 1998 and 1999, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,664,000 and $1,056,000, respectively. The 1999 carryforwards will expire as follows:
$27,000 in 2001, $7,000 in 2002, $204,000 in 2003, $393,000 in 2004, $27,000 in
2008 and $398,000 in 2019.

     The following table reconciles the Federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31:

                                                                                1997     1998      1999
                                                                                ----     ----      ----
      Income taxes at Federal statutory rate................................    34.0%    34.0%     35.0%
      Differential due to graduated rate....................................       -        -      (0.8)
      State taxes, net of Federal benefit...................................     4.0      5.5       5.7
      Valuation allowance and other changes.................................   (36.6)    (5.0)        -
      Intangibles...........................................................     4.8      3.9       2.7
      Other permanent differences...........................................     4.2      0.6       0.7
                                                                              ------     ----      ----
         Effective income tax rate..........................................    10.4%    39.0%     43.3%
                                                                              ======     ====      ====

(7) Debt

     Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

                                                                                              1998          1999
                                                                                              ----          ----
      Revolving line of credit advances, collateralized by substantially all assets of the
        Company, LIBOR-based and prime interest rates ranging from approximately 7.4%
        to 8.5%............................................................................  $ 4,300      $33,497
      Mortgages payable, secured, interest rates ranging from 8.6% to 10.1% payable in
        installments through 2015..........................................................      660          586
      Note payable, unsecured, interest rate of 8.5% payable in installments, maturing
        in 2004............................................................................       40           35
      Subordinated notes payable to stockholders and former owners, bearing interest
        at 7%, maturing through 2006.......................................................    5,894        7,518
      Capital lease obligations............................................................      165          115
                                                                                             -------      -------
        Total long-term debt and capital lease obligations.................................   11,059       41,751
        Less current maturities............................................................    1,079        1,502
                                                                                             -------      -------
        Long-term debt and capital lease obligations, excluding current maturities.........  $ 9,980      $40,249
                                                                                             =======      =======

     Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 1999 are as follows (in thousands):

                                                                             Long-term    Capital
                                                                               Debt        Leases
                                                                               ----        ------
      2000...............................................................    $ 1,462        $  50
      2001...............................................................     34,935           50
      2002...............................................................      1,465           31
      2003...............................................................      1,431            -
      2004...............................................................      1,049            -
      Thereafter.........................................................      1,294            -
                                                                             -------        -----
         Total payments..................................................    $41,636          131
                                                                             =======
      Less amounts representing interest.................................                      16
                                                                                            -----
         Total obligations under capital leases..........................                   $ 115
                                                                                            =====

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999



     Revolving Line of Credit

     The Company has a $50 million line of credit. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at the Company's option. The margin for LIBOR loans is based upon the Company's debt coverage ratio and ranges up to 1.625%. In addition, the Company pays a commitment fee of 0.25% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in December 2001.

(8) Related Party Transactions

     The Company acquired PDHC, Ltd. ("Park") and Smileage Dental Care, Inc. ("Smileage") in 1996 and Innovative Practice Concepts, Inc. ("IPC") in 1998. As part of the consideration paid pursuant to these acquisitions, the Company issued subordinated promissory notes to the former stockholders of Park, Smileage and IPC in the aggregate principal amount of $2,247,500. Certain former stockholders of Park, Smileage and IPC are current stockholders, director and officers of the Company. The aggregate principal balance outstanding to these stockholders, director and officers of the Company as of December 31, 1998 and 1999 was $565,000 and $474,000, respectively. These notes bear interest at 7% and mature through 2005.

     In connection with the Park, Smileage and IPC transactions, the Company entered into service agreements with three affiliated dental groups owned in part by these certain stockholders, director and officers of the Company. These service agreements are on substantially the same terms and conditions as all of the Company's other service agreements. The aggregate amounts received by subsidiaries of the Company under the service agreements with these dental groups in 1997, 1998 and 1999 were $38,744,000, $49,151,000 and $62,434,000, respectively, of which $29,509,000, $37,558,000 and $48,040,000 were reimbursements for expenses incurred in connection with the operation and administration of the related dental facilities.


(9) Stockholders' Equity

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

     Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which, could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 1998 and 1999, there were no shares of Preferred Stock issued or outstanding.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999


     Common Stock

     The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value, of which 7,436,066 shares were issued and outstanding at December 31, 1998; 7,537,311 shares were issued and 7,107,311 shares were outstanding at December 31, 1999. In January 1996, the Company sold 300,000 shares of its Common Stock, which were subject to certain restrictions, for $500. In connection with this transaction, the Company has recorded compensation expense ratably as the restrictions have lapsed. Compensation expense amounted to $24,884, $24,888 and $24,228 for the years ended December 31, 1997, 1998 and
1999, respectively.

     Initial Public Offering

     During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in an initial public offering ("IPO") at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000.

     Shelf Registration Statement

     The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission covering a total of 750,000 shares of Common Stock to be issued in connection with future dental practice affiliations. As of December 31, 1999, 679,878 shares remain available for issuance under this Shelf Registration Statement.

     Treasury Stock

     On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company had repurchased 430,000 shares of its Common Stock through December 31, 1999 at a cost of $2,956,000.

     Dividend Restriction

     The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. Additionally, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent.

(10) Restricted Stock and Stock Option Plans

     1999 Restricted Stock Plan

     The Company's 1999 Restricted Stock Plan (the "Restricted Stock Plan") provides for the grant of restricted shares of the Company's Common Stock at a price equal to the par value of such shares ($.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 1999, there were no shares issued or outstanding under this Plan.

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 1999, options for a total of 1,273,246 shares were reserved for issuance and options for 864,372 shares were outstanding under this Plan.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999


     1996 Time Accelerated Restricted Stock Option Plan

     The Company's 1996 Time Accelerated Restricted Stock Option Plan, as amended ("TARSOP Plan"), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. These options vest at the end of the ninth year, but are subject to accelerated vesting based on achievement of certain performance measures. At December 31, 1999, options for a total of 360,360 shares were reserved for issuance and options for 354,990 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO.

     1996 Affiliate Stock Option Plan

     The Company's 1996 Affiliate Stock Option Plan, as amended (the "Affiliate Plan"), provides for the grant of stock options to certain persons associated with the affiliated dental groups. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. At December 31, 1999, options for a total of 110,000 shares were reserved for issuance and options for 88,986 shares were outstanding under this Plan.

     1996 Directors Stock Option Plan

     The Company's 1996 Directors Stock Option Plan, as amended (the "Directors Plan"), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 1999, options for a total of 85,000 shares were reserved for issuance and options for 36,800 shares were outstanding under this Plan.

     Stock Option Activity

     A summary of stock option activity under all the Company's stock option plans for the years ended December 31, 1997, 1998 and 1999 follows:

                                            1997                     1998                    1999
                                   ----------------------   ----------------------   ---------------------
                                                 Weighted                Weighted                 Weighted
                                                   Avg.                    Avg.                     Avg.
                                                 Exercise                Exercise                 Exercise
                                    Options        Price     Options       Price      Options       Price
                                    -------        -----     -------       -----      -------       -----
Outstanding at beginning of year     566,670      $ 3.50    1,118,166      $ 8.69    1,205,978     $ 8.92
Granted                              552,096       14.04      101,518       12.01      177,515       7.36
Cancelled                               (600)      14.17      (13,706)      13.42      (38,345)     10.91
                                   ---------      ------    ---------      ------    ---------     ------
Outstanding at end of year         1,118,166      $ 8.69    1,205,978      $ 8.92    1,345,148     $ 8.66
                                   =========      ======    =========      ======    =========     ======
Exercisable at end of year            72,098      $ 6.90      638,573      $ 5.77      813,014     $ 7.12
                                   =========      ======    =========      ======    =========     ======

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999


The following table summarizes information about stock options outstanding at December 31, 1999:

                                               Options Outstanding                        Options Exercisable
                           -----------------------------------------------------   --------------------------------
                                               Weighted
                                                Average
                                                Remaining       Weighted Average
          Range of            Number        Contractual Life        Exercise          Number       Weighted Average
      Exercise Prices      Outstanding         (in years)             Price        Exercisable      Exercise Price
      ---------------      -----------         ----------             -----        -----------      --------------
      $0.33                    352,770             5.3               $ 0.33          337,770             $ 0.33
      $7.00 - $ 8.33           371,065             7.7               $ 7.87          166,868             $ 8.32
      $8.63 - $13.00           124,247             7.7               $12.60           48,148             $12.55
      $14.17                   497,066             7.5               $14.17          260,228             $14.17
                             ---------             ---               ------          -------             ------
                             1,345,148             7.0               $ 8.66          813,014             $ 7.12
                             =========             ===               ======          =======             ======


     The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999:

                                                                            1997        1998        1999
                                                                            ----        ----        ----
      Risk-free interest rate........................................        6.7%        5.0%        5.3%
      Dividend yield.................................................       None        None        None
      Volatility factor..............................................       0.00        0.56        0.53
      Expected life..................................................    4 years     4 years     4 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share are as follows (in thousands, except per share amounts):

                                                                           1997        1998        1999
                                                                           ----        ----        ----
      Net earnings, as reported......................................     $1,070      $3,886      $6,013
      Net earnings, pro forma........................................      1,070       3,858       5,905
      Earnings (loss) per share, as reported.........................      (0.05)       0.54        0.78
      Earnings (loss) per share, pro forma...........................      (0.05)       0.54        0.78
      Weighted average fair value of options granted
         during the year.............................................          -        3.02        3.45

                        AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1997, 1998 and 1999



(11) Employee Benefit Plans

     1997 Employee Stock Purchase Plan

     The 1997 Employee Stock Purchase Plan, as amended (the "Employee Stock Purchase Plan"), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months' duration, except that the first such option period began concurrent with the completion of the IPO and ended on December 31, 1998. The purchase price of Common Stock under the Employee Stock Purchase Plan is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The Employee Stock Purchase Plan imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 200,000 shares of Common Stock has been reserved for issuance under the Employee Stock Purchase Plan, of which 50,677 shares were issued in 1999 and 31,773 shares were committed for issuance as of December 31, 1999.

     Under SFAS No. 123, compensation cost would have been recognized for the fair value of the employees' purchase rights. Using the Black-Scholes option valuation model, the weighted average fair value for these purchase rights was estimated at the beginning of each purchase period using the following assumptions: (i) for 1998, risk-free interest rate of 5.6%, expected life of
0.71 years, expected volatility factor of 0.56 and no dividends; (ii) for 1999, weighted average risk-free interest rate of 4.9%, expected life of 0.50, expected volatility factor of 0.63 and no dividends. The weighted average fair value of these purchase rights granted in 1998 and 1999 was $4.82 and $3.48, respectively.

     Retirement Plans

     The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company's principal defined contribution retirement plan, which provides for a match of up to 50% of the first 6% of an employee's eligible compensation. Additionally, at December 31, 1999, the Company had 11 other defined contribution retirement plans which were acquired in connection with affiliation transactions. Total plan expense for the years ended December 31, 1997, 1998 and 1999 was $189,000, $423,000 and $682,000,
respectively.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999



(12) Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended December 31 (in thousands, except per share amounts):

                                                                          1997     1998     1999
                                                                          ----     ----     ----
Basic Earnings (Loss) Per Share:
Net earnings.........................................................    $1,070   $3,886   $6,013
Less: Dividends on Series A Convertible Preferred Stock..............      (632)    (200)       -
      Dividends on Series B Redeemable Preferred Stock...............      (560)    (195)       -
                                                                         ------   ------   ------
Net earnings (loss) available to common stockholders.................    $ (122)  $3,491   $6,013
                                                                         ------   ------   ------

Weighted average common shares outstanding...........................     2,273    5,907    7,513
                                                                         ------   ------   ------

Net earnings (loss) per share........................................    $(0.05)  $ 0.59   $ 0.80
                                                                         ------   ------   ------

Diluted Earnings (Loss) Per Share:
Net earnings.........................................................    $1,070   $3,886   $6,013

Less: Dividends on Series A Convertible Preferred Stock..............      (632)       -        -
      Dividends on Series B Redeemable Preferred Stock...............      (560)    (195)       -
                                                                         ------   ------   ------
Net earnings (loss) available to common stockholders.................    $ (122)  $3,691   $6,013
                                                                         ======   ======   ======

Weighted average common shares outstanding...........................     2,273    5,907    7,513
Add: Dilutive effect of options (1)..................................         -      237      232
     Assumed conversion of Series A Convertible
       Preferred Stock (1)(2)........................................         -     723         -
                                                                         ------   ------   ------
Weighted average common shares as adjusted...........................     2,273    6,867    7,745
                                                                         ======   ======   ======

Net earnings (loss) per share........................................    $(0.05)  $ 0.54   $ 0.78
                                                                         ======   ======   ======

____________________
(1) The assumed conversion of Series A Convertible Preferred Stock and the dilutive effect of stock options were not included in the calculation of Diluted EPS for the year ended December 31, 1997, as the inclusion of these items would have been antidilutive.
(2) In connection with the IPO, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation for the year ended December 31, 1998 assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of January 1, 1998.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1997, 1998 and 1999

(13) Selected Quarterly Operating Results (unaudited)

     The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 1998 and 1999 (in thousands, except per share amounts):

                                                                      First       Second       Third     Fourth
                                                                     Quarter      Quarter     Quarter    Quarter
                                                                     -------      -------     -------    -------
1998
----
Net revenue......................................................    $18,171      $20,217     $22,334    $23,368
Operating expenses...............................................     16,963       18,637      20,248     20,791
Earnings from operations.........................................      1,208        1,580       2,086      2,577
Earnings before income taxes.....................................        769        1,374       1,893      2,330
Income taxes.....................................................        300          536         738        906
Net earnings.....................................................    $   469      $   838     $ 1,155    $ 1,424
Net earnings per share:
  Basic..........................................................    $  0.06      $  0.12     $  0.16    $  0.19
  Diluted........................................................    $  0.06      $  0.11     $  0.15    $  0.19
 ..........
Weighted average common shares outstanding:
  Basic..........................................................      2,429        6,265       7,428      7,436
  Diluted........................................................      2,632        7,103       7,660      7,671

1999
----
Net revenue......................................................    $26,234      $28,139     $30,512    $32,467
Operating expenses...............................................     23,537       25,137      27,321     28,879
Earnings from operations.........................................      2,697        3,002       3,191      3,588
Earnings before income taxes.....................................      2,413        2,607       2,685      2,896
Income taxes.....................................................      1,059        1,143       1,127      1,259
Net earnings.....................................................    $ 1,354      $ 1,464     $ 1,558    $ 1,637
Net earnings per share:
  Basic..........................................................    $  0.18      $  0.19     $  0.21    $  0.22
  Diluted........................................................    $  0.18      $  0.19     $  0.20    $  0.21
Weighted average common shares outstanding:
  Basic..........................................................      7,471        7,517       7,535      7,528
  Diluted........................................................      7,669        7,752       7,797      7,746

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

     The information set forth under the captions "Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the American Dental Partners, Inc. Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


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

     (a)(3)  Exhibits
     The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 50.

     (b)     Reports on Form 8-K
     No Current Reports on Form 8-K were filed during the three-month period ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 6th day of March, 2000.

                                  American Dental Partners, Inc.


                                           /s/ Gregory A. Serrao
                                  By:----------------------------------------
                                               Gregory A. Serrao
                                      Chairman, President and Chief Executive
                                      Officer

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Signature                  Capacity In Which Signed                 Date
                         ---------                  ------------------------                 ----
           /s/ Gregory A. Serrao               Chairman, President and Chief              March 6, 2000
          -------------------------------
               Gregory A. Serrao                 Executive Officer and Director
                                                 (principal executive officer)

           /s/  Ronald M. Levenson             Senior Vice President, Chief Financial     March 6, 2000
          -------------------------------
                Ronald M. Levenson               Officer and Treasurer (principal
                                                 financial and accounting officer)


           /s/  Dr. Gregory T. Swenson         Director                                   March 6, 2000
          -------------------------------
                Dr. Gregory T. Swenson


           /s/  Martin J. Mannion              Director                                   March 6, 2000
          -------------------------------
                Martin J. Mannion


            /s/ James T. Kelly                 Director                                   March 6, 2000
          --------------------------------
                James T. Kelly


           /s/  Derril W. Reeves               Director                                   March 6, 2000
          --------------------------------
                Derril W. Reeves

                                 EXHIBIT INDEX


Exhibit
Number                        Exhibit Description
------                        -------------------

  +3(a) Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc.

  +3(b)     Amended and Restated By-laws of American Dental Partners, Inc.

  +4(a)     Form of Stock Certificate.

 **4(b)     Form of Subordinated Promissory Note and Form of Subordination
            Agreement.

 +10(a) Registration Rights Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Venture IV, L.P., Summit Investors III, L.P., Gregory A. Serrao, and others, as amended by Amendment to Registration Rights Agreement dated November 1, 1996.

*#10(b) American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4.

+#10(c) American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1.

*#10(d) American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3.

*#10(e) American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4.

x#10(f)     American Dental Partners, Inc. 1999 Restricted Stock Plan.

+#10(g) Employment and Non-Competition Agreement dated January 8, 1996, between American Dental Partners, Inc. and Gregory A. Serrao.

@#10(h) Employment and Noncompetition Agreement dated October 21, 1998, between American Dental Partners, Inc. and Lee S. Feldman.

+#10(i) Employment and Noncompetition Agreement dated November 12, 1996, between PDHC, Ltd. and Gregory T. Swenson, D.D.S.

 +10(j) Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.).

 +10(k) Registration Rights Agreement dated December 13, 1996, between American Dental Partners, Inc. and Les L. Crane, D.D.S.

 +10(l) Registration Rights Agreement dated December 23, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of Smileage Dental Care, Inc.).

 +10(m) Registration Rights Agreement dated March 31, 1997, between American Dental Partners, Inc. and Lakeside Dental Group.

 +10(n) Registration Rights Agreement dated May 22, 1997, between American Dental Partners, Inc. and Abel J. Soster, DMD.

 @10(o) Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A.

 @10(p) Amended and Restated Service Agreement dated January 1, 1999, between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C.

 @10(q) Amended and Restated Revolving Credit Agreement dated December 4, 1998, among American Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and BankBoston, N.A. as Co-Agent.

 +10(r) Registration Rights Agreement dated July 1, 1997, among American Dental Partners, Inc. and John M. Werwie, D.D.S., James F. Ruzicka, D.D.S., and Jon J. Pagenkopf, D.D.S.

 +10(s) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S., J.E. Cutliffe, D.D.S., Timothy J. Montgomery, D.D.S., Curtis R. Dunn, D.D.S., and Christopher S. Hipp, D.D.S.

Exhibit
Number                                                 Exhibit Description
------                                                 -------------------

 +10(t) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler.

xx10(u) Asset Purchase Agreement dated September 21, 1999 among American Dental Partners, Inc., American Dental Partners of California, Inc., Rouhe, Harris, Douglass, Elias & McEwen, A Professional Dental Corporation, Dental Associates of Riverside, Dental Associates of Moreno Valley, Dental Associates of Corona (collectively, "Sellers"), and the shareholders and partners of Sellers.

++10(v) Asset Purchase Agreement dated June 3, 1998, among American Dental Partners, Inc., American Dental Partners of Virginia, Inc., Reston Dental Group, P.C., and the shareholders of Reston Dental Group, P.C.

 w10(x) Amended and Restated Asset Purchase Agreement dated February 8, 1999, among American Dental Partners, Inc., Innovative Practice Concepts, Inc., Associated Dental Care Providers, P.C., CIGNA HealthCare of Arizona, Inc. and CIGNA Dental Health, Inc.

@#10(y) Employment and Noncompetition Agreement dated January 1, 1999, between American Dental Partners, Inc. and Joseph V. Errante, D.D.S.

 *21        Subsidiaries of American Dental Partners, Inc.

 *23        Consent of KPMG LLP.

 *27        Financial Data Schedule.

________________
*    Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-56941) and incorporated herein by reference.
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-39981) and incorporated herein by reference.
++ Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.
w Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1999 and incorporated herein by reference.
@ Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 1999 and incorporated herein by reference.
x Previously filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1999 and incorporated herein by reference.
xx Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1999 and incorporated herein by reference.
#    Management contracts or compensatory plans or arrangements.