Form 10-Q
period 2000-06-30
AMERICAN DENTAL PARTNERS INC
filed 2000-08-09
CIK 1028087

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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


                               X    YES                   NO
                           ---------             ---------

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

     Common Stock, $0.01 par value, outstanding as of August 9, 2000: 7,130,532 shares

================================================================================

                                                Exhibit Index appears on Page 21

                        AMERICAN DENTAL PARTNERS, INC.

                                     INDEX
                                     -----

                                                                                                       PAGE
                                                                                                       ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1999
          and June 30, 2000 (unaudited)........................................................          3

          Consolidated Statements of Earnings for the Three Months and Six Months
          Ended June 30, 1999 and 2000 (unaudited).............................................          4

          Consolidated Statement of Stockholders' Equity for the
          Six Months Ended June 30, 2000 (unaudited) ..........................................          5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 2000 (unaudited).............................................          6

          Notes to Interim Consolidated Financial Statements ..................................          7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................         18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................................         18

Item 2.   Changes in Securities and Use of Proceeds............................................         18

Item 3.   Defaults Upon Senior Securities .....................................................         18

Item 4.   Submission of Matters to a Vote of Security Holders .................................         18

Item 5.   Other Information ...................................................................         19

Item 6.   Exhibits and Reports on Form 8-K ....................................................         19

Signatures       ..............................................................................         20

Exhibit Index    ..............................................................................         21


                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        DECEMBER         JUNE
                                                                                           31,            30,
                                                                                          1999           2000
                                                                                        --------        --------
                                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..........................................................     $  2,325       $  1,053
  Accounts receivable................................................................          261            214
  Receivables due from affiliated dental groups......................................        9,637         12,680
  Income taxes receivable............................................................          416              -
  Inventories........................................................................        1,491          1,717
  Prepaid expenses and other receivables.............................................        2,436          3,124
  Deferred income taxes..............................................................          397            397
                                                                                          --------       --------
     Total current assets............................................................       16,963         19,185
                                                                                          --------       --------

Property and equipment, net..........................................................       23,006         27,062
                                                                                          --------       --------
Non-current assets:
  Intangible assets, net.............................................................       69,175         78,485
  Deferred income taxes..............................................................          563            673
  Other assets.......................................................................          293            276
                                                                                          --------       --------
     Total non-current assets........................................................       70,031         79,434
                                                                                          --------       --------
     Total assets....................................................................     $110,000       $125,681
                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................     $  7,154       $  6,240
  Accrued compensation, benefits and taxes...........................................        4,452          4,477
  Accrued expenses...................................................................        3,833          5,007
  Income taxes payable...............................................................            -            106
  Current maturities of debt.........................................................        1,502          1,571
                                                                                          --------       --------
     Total current liabilities.......................................................       16,941         17,401
                                                                                          --------       --------
Non-current liabilities:
  Long-term debt.....................................................................       40,249         52,635
  Other liabilities..................................................................          581            388
                                                                                          --------       --------
     Total non-current liabilities...................................................       40,830         53,023
                                                                                          --------       --------
     Total liabilities...............................................................       57,771         70,424
                                                                                          --------       --------
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares
            issued or outstanding....................................................            -              -
  Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,537,311 and 7,569,084 shares issued and 7,107,311 and 7,099,084 shares
             outstanding.............................................................           75             76
  Additional paid-in capital.........................................................       46,584         46,772
  Retained earnings..................................................................        8,526         11,653
  Treasury stock, at cost, 430,000 and 470,000 shares................................       (2,956)        (3,244)
                                                                                          --------       --------
     Total stockholders' equity......................................................       52,229         55,257
                                                                                          --------       --------
Commitments and contingencies
     Total liabilities and stockholders' equity......................................     $110,000       $125,681
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

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                          -------------------------------------------
                                                                             1999        2000        1999        2000
                                                                          -------     -------     -------     -------
Net revenue..........................................................     $28,139     $35,227     $54,373     $69,357
                                                                          -------     -------     -------     -------
Operating expenses:
   Salaries and benefits.............................................      13,827      16,716      26,740      33,176
   Lab fees and dental supplies......................................       3,710       5,110       7,217      10,010
   Office occupancy..................................................       2,721       3,561       5,166       6,935
   Other operating expenses..........................................       2,170       2,749       4,324       5,446
   General corporate expenses........................................       1,218       1,271       2,414       2,685
   Depreciation......................................................         892       1,110       1,660       2,192
   Amortization of intangible assets.................................         599         824       1,153       1,597
                                                                          -------     -------     -------     -------
      Total operating expenses.......................................      25,137      31,341      48,674      62,041
                                                                          -------     -------     -------     -------
Earnings from operations.............................................       3,002       3,886       5,699       7,316
   Interest expense, net.............................................         395         950         679       1,796
                                                                          -------     -------     -------     -------
Earnings before income taxes.........................................       2,607       2,936       5,020       5,520
   Income taxes......................................................       1,143       1,277       2,202       2,393
                                                                          -------     -------     -------     -------
   Net earnings......................................................     $ 1,464     $ 1,659     $ 2,818     $ 3,127
                                                                          =======     =======     =======     =======

Net earnings per common share:
   Basic.............................................................       $0.19       $0.23       $0.38       $0.44
   Diluted...........................................................       $0.19       $0.23       $0.37       $0.43
Weighted average common shares outstanding:
   Basic.............................................................       7,517       7,099       7,495       7,112
   Diluted...........................................................       7,752       7,307       7,713       7,316



      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                              NUMBER OF SHARES
                                              ----------------
                                              COMMON    COMMON               ADDITIONAL            TREASURY     TOTAL
                                              STOCK    STOCK IN   COMMON      PAID-IN    RETAINED  STOCK AT  STOCKHDER'S
                                              ISSUED   TREASURY    STOCK      CAPITAL    EARNINGS    COST      EQUITY
                                            --------   --------  --------    ----------  --------  --------  -----------
Balance at December 31, 1999..............     7,537      (430)       $75      $46,584   $ 8,526   $(2,956)      $52,229
  Issuance of common stock for
     employee stock purchase plan.........        32         -          1          188         -         -           189
  Repurchase of common stock..............         -       (40)         -            -         -      (288)         (288)
  Net earnings............................         -         -          -            -     3,127         -         3,127
                                            --------   --------  --------    ---------   -------   --------  -----------
Balance at June 30, 2000..................     7,569      (470)       $76      $46,772   $11,653   $(3,244)      $55,257
                                            ========   ========  ========    =========   =======   ========  ===========



      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         --------------------------
                                                                                                1999           2000
                                                                                            --------       --------
Cash flows from operating activities:
   Net earnings......................................................................       $  2,818       $  3,127
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation..................................................................          1,660          2,192
       Amortization of intangible assets.............................................          1,153          1,597
       Other amortization............................................................             53             41
       Changes in assets and liabilities, net of acquisitions and affiliations:
          Accounts receivable........................................................            508            597
          Receivables due from affiliated dental groups..............................         (2,803)        (3,090)
          Other current assets.......................................................           (940)          (492)
          Accounts payable and accrued expenses......................................          2,512            601
          Accrued compensation, benefits and taxes...................................            532             19
          Income taxes payable and receivable, net...................................           (698)           522
                                                                                            --------       --------
             Net cash provided by operating activities...............................          4,804          5,114
                                                                                            --------       --------

Cash flows from investing activities:
   Acquisitions and affiliations, net of cash acquired...............................         (9,023)       (11,060)
   Capital expenditures, net.........................................................         (6,115)        (5,963)
   Contingent and deferred payments..................................................           (210)          (370)
   Other.............................................................................           (817)          (461)
                                                                                            --------       --------
             Net cash used for investing activities..................................        (16,165)       (17,854)
                                                                                            --------       --------

Cash flows from financing activities:
   Borrowings under revolving line of credit, net....................................         12,297         12,210
   Repayment of borrowings...........................................................           (853)          (542)
   Common stock issued for the employee stock purchase plan..........................            303            189
   Repurchase of common stock........................................................              -           (288)
   Payment of debt issuance costs....................................................            (14)          (101)
                                                                                            --------       --------
             Net cash provided by financing activities...............................         11,733         11,468
                                                                                            --------       --------

Increase (decrease) in cash and cash equivalents.....................................            372         (1,272)
Cash and cash equivalents at beginning of period.....................................          2,420          2,325
                                                                                            --------       --------
Cash and cash equivalents at end of period...........................................       $  2,792       $  1,053
                                                                                            ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net.....................................       $    471       $  1,502
                                                                                            ========       ========
   Cash paid during the period for income taxes, net.................................       $  2,891       $  1,831
                                                                                            ========       ========

Acquisitions and affiliations:
   Assets acquired...................................................................       $ 13,672       $ 12,881
   Liabilities assumed and issued....................................................         (4,168)        (1,821)
   Common stock issued...............................................................           (352)             -
                                                                                            --------       --------
   Cash paid.........................................................................          9,152         11,060
   Less cash acquired................................................................           (129)             -
                                                                                            --------       --------
            Net cash paid for acquisitions and affiliations..........................       $  9,023       $ 11,060
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

  The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1999.

  Certain reclassifications have been made to the interim consolidated financial statements for the three months and six months ended June 30, 1999 in order to conform with the June 30, 2000 presentation.


(2)  ACQUISITIONS AND AFFILIATIONS

  During calendar 1999, the Company acquired substantially all the assets of 15 dental practices (12 transactions) and simultaneously entered into 40-year service agreements with eight of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $20.0 million in cash, $2.5 million in subordinated promissory notes, $0.9 million in deferred payments and 50,568 shares of Common Stock valued at approximately $0.4 million. All transactions completed in 1999 are referred to as the "1999 Transactions."

  From January 1, 2000 to June 30, 2000, the Company acquired substantially all the assets of six dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (five practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $11.1 million in cash, $0.8 million in subordinated promissory notes and $0.3 million in deferred payments. All transactions completed in the first six months of 2000 are referred to as the "2000 Transactions."

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The 1999 and 2000 Transactions completed through June 30, 2000 are as follows:

                DATE                       AFFILIATED DENTAL PRACTICE                     LOCATION(S)
------------------------------------  -------------------------------------  -------------------------------------
February 1999...................      Dental Care of Alabama                 Birmingham and Tuscaloosa, AL
February 1999...................      CIGNA HealthCare of Arizona            Phoenix, AZ
March 1999......................      OK Dental                              Oklahoma City and Tulsa, OK
March 1999......................      Kenneth W. Van Sickle, Jr., D.M.D.     Mt. Pleasant, PA
March 1999......................      Jack G. Stacker, D.D.S.                Wausau, WI
June 1999.......................      Kevin M. Strezo, D.D.S.                Homer City, PA
June 1999.......................      Hill Dental Group                      Columbia, MD
June 1999.......................      University Dental Associates           Winston-Salem, NC
June 1999.......................      Karen L. Wedde, D.D.S.                 Appleton and Green Bay, WI
July 1999.......................      Kenneth P. Dick, D.M.D.                Johnstown, PA
July 1999.......................      Gary R. Christman, D.D.S.              Humble and Kingwood, TX
September 1999..................      Dental Associates of Corona, Dental    Corona, Moreno Valley and
                                      Associates of Moreno Valley,           Riverside, CA
                                      Dental Associates of Riverside
                                      and Riverside Dental Group
January 2000....................      Western New York Dental Group          Buffalo, NY
February 2000...................      Columbia Dental Associates             Columbia, MD
February 2000...................      Robert E. Ford, D.M.D.                 Birmingham, AL
April 2000......................      The Dental Center                      Gadsden, AL
June 2000.......................      Nathan Bell, D.D.S.                    Charlotte and Raleigh-Durham, NC
June 2000.......................      Ronald G. White, D.D.S.                Riverside, CA

  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the dates of acquisition. The excess of the purchase price of all the 1999 and 2000 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.

  Subsequent to June 30, 2000, the Company acquired substantially all the assets of Ronald L. Moore, DDS, which joined one of the Company's existing affiliates in California.


(3)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options using the "treasury stock" method. The computation of diluted earnings per share does not include the effect of outstanding stock options that would be antidilutive.

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The components of basic and diluted earnings per share computations for the three months and six months ended June 30:

                                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 30,             JUNE 30,
                                                                 ----------------------------------------
                                                                      1999       2000      1999      2000
                                                                 ----------------------------------------
                                                                   (IN THOUSANDS, EXCEPT  PER SHARE DATA)
BASIC EARNINGS PER SHARE
Net earnings available to common stockholders................       $1,464     $1,659    $2,818    $3,127
                                                                    ======     ======    ======    ======

Weighted average common shares outstanding...................        7,517      7,099     7,495     7,112
                                                                    ======     ======    ======    ======

Net earnings per share.......................................       $ 0.19     $ 0.23    $ 0.38    $ 0.44
                                                                    ======     ======    ======    ======

DILUTED EARNINGS PER SHARE
Net earnings available to common stockholders................       $1,464     $1,659    $2,818    $3,127
                                                                    ======     ======    ======    ======

Weighted average common shares outstanding...................        7,517      7,099     7,495     7,112
Add:   Dilutive effect of stock options......................          235        208       218       204
                                                                    ------     ------    ------    ------
Weighted average common shares as adjusted...................        7,752      7,307     7,713     7,316
                                                                    ======     ======    ======    ======

Net earnings per share.......................................       $ 0.19     $ 0.23    $ 0.37    $ 0.43
                                                                    ======     ======    ======    ======


                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statements were made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, risks associated with our acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of our Registration Statement on Form S-4 (File No. 333-56941).

OVERVIEW

  American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets in the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to June 30, 2000, we completed 37 affiliation transactions, comprising 19 dental groups, and at June 30, 2000, we operated 149 dental facilities with 1,338 operatories in 13 states.


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

  2000 Completed and Pending Transactions

  During the first six months of 2000, we acquired substantially all the assets of six dental practices and simultaneously entered into a 40-year service agreement with one of the affiliated dental groups (five practices joined existing affiliates). In total, these affiliations resulted in the addition of 15 dental facilities with 123 operatories.

  In July 2000, we acquired substantially all the assets of another dental practice, which joined an existing affiliate in California. In addition, we currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. There can be no assurance, however, that we will consummate any of these possible affiliations.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue and Payor Mix.   Our affiliated dental groups
generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the six months ended June 30, 1999 was approximately 43% fee-for-service, 13% PPO plans
and 44% capitated managed care plans.   For the six months ended June 30, 2000,
the aggregate payor mix percentage of our affiliated groups was approximately 47% fee-for-service, 20% PPO plans and 33% capitated managed care plans.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

  Overview

  Our net earnings amounted to $1,464,000 or diluted earnings per share of $0.19 for the three months ended June 30, 1999, as compared with net earnings of $1,659,000 or diluted earnings per share of $0.23 for the three months ended June 30, 2000. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $28,139,000 for 1999 to $35,227,000 for 2000, an increase of approximately 25%. The increase in net revenue in 2000 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1999 Transactions for the entire period and from the 2000 Transactions. In addition, same market growth from dental groups which were our affiliates during the entirety of both periods resulted from the addition and expansion of our facilities, successful renegotiation of certain third party payor contracts which increased the amount of reimbursement for services provided by our affiliated dental groups, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($18,892,000 for 1999 as compared with $24,031,000 for 2000), business service fees ($6,778,000 for 1999 as compared with $8,429,000 for 2000) and revenue related to the arrangement of the provision of care to patients and other revenue ($2,469,000 for 1999 as compared with $2,767,000 for 2000). Expense reimbursements included rent expense ($1,990,000 for 1999 as compared with $2,549,000 for 2000) and other operating expenses ($16,902,000 for 1999 as compared with $21,482,000 for 2000). Business service fees included a monthly fee ($6,305,000 for 1999 as compared with $7,297,000 for 2000) and an additional variable fee ($473,000 for 1999 as compared with $1,132,000 for 2000). Net revenue derived from our service agreement with Park Dental represented approximately 35% and 33% of our consolidated net revenue for 1999 and 2000, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $13,827,000 or 49.1% of net revenue for 1999, as compared with $16,716,000 or 47.5% of net revenue for 2000. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from affiliations completed during 1999 and 2000 with a generally lower ratio of staffing costs to net revenue. Continued leveraging of regional management and administrative resources in certain markets also improved this ratio. These cost savings were partially offset by wage inflation due to tight labor markets. We anticipate such wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $3,710,000 or 13.2% of net revenue for 1999 to $5,110,000 or 14.5% of net revenue for 2000. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of price increases from certain dental supply manufacturers and lab providers due to increases in costs of certain precious metals and their internal wage inflation and the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities. We believe such price inflation will continue for the foreseeable future.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



  Office Occupancy Expense. Office occupancy expense amounted to $2,721,000 or 9.7% of net revenue for 1999, as compared with $3,561,000 or 10.1% of net revenue for 2000. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities in Arizona, California, Maryland, Minnesota, North Carolina, Pennsylvania, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. However, the increase in office occupancy expense has not yet been fully offset by incremental net revenue. These increased costs were partially offset by better utilization of capacity in existing dental facilities and the leveraging of local management offices in certain markets. We expect office occupancy to continue to increase as we invest in the relocation and expansion of facilities in desirable markets where costs such as rent are generally at a premium. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities.

  Other Operating Expenses. Other expenses amounted to $2,170,000 or 7.7% of net revenue for 1999, as compared with $2,749,000 or 7.8% of net revenue for 2000. Other expenses increased slightly as a percentage of net revenue due to increases in recruiting and professional development activities, investments in administrative infrastructure and the acquisition of facilities with a generally higher ratio of operating expenses to net revenue in their respective markets compared to the existing base of facilities.

  General Corporate Expenses. General corporate expenses were $1,218,000 or 4.3% of net revenue for 1999, as compared with $1,271,000 or 3.6% of net revenue for 2000. Throughout 1999 and 2000, we continued to expand our management infrastructure in the areas of finance, operations, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continued to leverage these costs, resulting in a reduction of
general corporate expenses as a percentage of net revenue.   Additionally, the
reduction in general corporate expenses as a percentage of net revenue resulted from a lower level of discretionary spending and costs associated with acquisitions and affiliations, which fluctuate from period to period. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $892,000 or 3.2% of net revenue for 1999, as compared with $1,110,000 or 3.2% of net revenue for 2000. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of six new facilities in California, Minnesota, North Carolina and Virginia and the relocation and/or expansion of 32 facilities in Arizona, California, Minnesota, Texas and Wisconsin throughout 1999 and 2000. These capital expenditures increased our capacity in these markets to allow for future growth. The increase in depreciation expense as a percentage of net revenue from capital expenditures was fully offset by the acquisition of facilities with generally lower ratio of depreciation expense to net revenue in their respective markets compared to the existing base of facilities. We expect to continue to invest in the relocation and expansion of our physical capacity, and depending on the amount and timing of such future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $599,000 or 2.1% of net revenue for 1999, as compared with $824,000 or 2.3% of net revenue for 2000. The increase in amortization resulted from intangible assets recorded in connection with 15 affiliations (12 transactions) completed during 1999 and six affiliations completed during 2000. We expect amortization of intangible assets to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $395,000 or 1.4% of net revenue for 1999, as compared with $950,000 or 2.7% of net revenue for 2000.
The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 2000 as compared to 1999 to fund the 1999 and 2000 Transactions and a portion of our capital expenditures throughout 1999 and 2000. In addition, an overall higher average interest rate under our revolving credit facility in 2000 than 1999 and the issuance of subordinated notes in connection with the 1999 and 2000 Transactions contributed to higher expense in 2000. Interest expense as a percentage of net revenue will likely increase in the future as we continue to fund acquisition and affiliation transactions through our revolving credit facility and subordinated notes, and our average interest rates are expected to continue to increase.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



  Income Taxes. We incurred income tax expense of $1,143,000 for 1999, as compared with $1,277,000 for 2000. Our effective tax rate was approximately 43.8% for 1999 as compared with 43.5% for 2000. The decrease in the effective tax rate is primarily attributable to a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes. This decrease was partially offset by a higher Federal statutory rate due to higher estimated pre-tax income in 2000 and increased income in states with higher tax rates which increased the average state tax rate.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

  Overview

  Our net earnings amounted to $2,818,000 or diluted earnings per share of $0.37 for the six months ended June 30, 1999, as compared with net earnings of $3,127,000 or diluted earnings per share of $0.43 for the six months ended June 30, 2000. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth.

  Net Revenue. Net revenue increased from $54,373,000 for 1999 to $69,357,000 for 2000, an increase of approximately 28%. The increase in net revenue in 2000 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1999 Transactions for the entire period and from the 2000 Transactions. In addition, same market growth from dental groups which were our affiliates during the entirety of both periods resulted from the addition and expansion of our facilities, successful renegotiation of certain third party payor contracts which increased the amount of reimbursement for services provided by our affiliated dental groups, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees. Net revenue included expense reimbursements ($36,368,000 for 1999 as compared with $47,354,000 for 2000), business service fees ($13,145,000 for 1999 as compared with $16,575,000 for 2000) and revenue related to the arrangement of the provision of care to patients ($4,860,000 for 1999 as compared with $5,428,000 for 2000). Expense reimbursements included rent expense ($3,751,000 for 1999 as compared with $4,983,000 for 2000) and other operating expenses ($32,617,000 for 1999 as compared with $42,371,000 for 2000). Business service fees included monthly fees ($12,401,000 for 1999 as compared with $14,257,000 for 2000) and additional variable fees ($744,000 for 1999 as compared with $2,318,000 for 2000). Net revenue derived from our service agreement with Park Dental represented approximately 35% and 33% of our consolidated net revenue for 1999 and 2000, respectively.

  Salaries and Benefits Expense. Salaries and benefits amounted to $26,740,000 or 49.2% of net revenue for 1999, as compared with $33,176,000 or 47.8% of net revenue for 2000. The decrease in salaries and benefits as a percentage of net revenue resulted primarily from affiliations completed during 1999 and 2000 with a generally lower ratio of staffing costs to net revenue. Continued leveraging of regional management and administrative resources in certain markets also improved this ratio. These cost savings were partially offset by wage inflation due to tight labor markets. We anticipate such wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $7,217,000 or 13.3% of net revenue for 1999 to $10,010,000 or 14.4% of net revenue for 2000. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of price increases from certain lab providers due to increases in costs of certain precious metals and their internal wage inflation, price increases from certain dental supply manufacturers and the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities. We believe such price inflation will continue for the foreseeable future.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



  Office Occupancy Expense. Office occupancy expense amounted to $5,166,000 or 9.5% for 1999, as compared with $6,935,000 or 10.0% of net revenue for 2000. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation, expansion and addition of new dental facilities in Arizona, California, Maryland, Minnesota, North Carolina, Pennsylvania, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities and the leveraging of local management offices in certain markets. We expect office occupancy to continue to increase as we invest in the relocation and expansion of facilities in desirable markets where costs such as rent are generally at a premium. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities.

  Other Operating Expenses. Other expenses amounted to $4,324,000 or 8.0% of net revenue for 1999, as compared with $5,446,000 or 7.9% of net revenue for 2000. Other costs decreased slightly as a percentage of net revenue due primarily to savings from the regionalization of administrative and data processing functions in certain markets.

  General Corporate Expenses. General corporate expenses were $2,414,000 or 4.4% of net revenue for 1999, as compared with $2,685,000 or 3.9% of net revenue for 2000. Throughout 1999 and 2000, we continued to expand our management infrastructure in the areas of finance, operations, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continue to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. Additionally, the reduction in general corporate expenses as a percentage of net revenue resulted from a lower level of discretionary spending and costs associated with acquisitions and affiliations, which fluctuate from period to period. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $1,660,000 or 3.1% of net revenue for 1999, as compared with $2,192,000 or 3.2% of net revenue for 2000. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of eight new facilities in Arizona, California, Minnesota, North Carolina and Virginia and the relocation and/or expansion of 35 facilities in Arizona, California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin throughout 1999 and 2000. These capital expenditures increased our capacity in these markets to allow for future growth. The increase in depreciation expense as a percentage of net revenue from capital expenditures was partially offset by the acquisition of facilities with a generally lower ratio of depreciation expense to net revenue in their respective markets compared to the existing base of facilities. Depending on the amount and timing of future capital expenditures, depreciation expense will likely increase.

  Amortization of Intangibles. Amortization of intangibles was $1,153,000 or 2.1% of net revenue for 1999, as compared with $1,597,000 or 2.3% of net revenue for 2000. The increase in amortization resulted from intangible assets recorded in connection with our 15 affiliations (12 transactions) completed during 1999 and six affiliations completed during 2000. We expect amortization of intangible assets to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $679,000 or 1.2% of net revenue for 1999, as compared with $1,796,000 or 2.6% of net revenue for 2000. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 2000 as compared to 1999 to fund the 1999 and 2000 Transactions and a portion of our capital expenditures through 1999 and 2000. In addition, an overall higher average interest rate under our revolving credit facility in 2000 than 1999 and the issuance of subordinated notes in connection with the 1999 and 2000 Transactions contributed to higher expense in 2000. Interest expense as a percentage of net revenue will likely increase in the future as we continue to fund acquisition and affiliation transactions through our revolving credit facility and subordinated notes, and our average interest rates are expected to continue to increase.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


  Income Taxes. We incurred income tax expense of $2,202,000 for 1999, as compared with $2,393,000 for 2000. Our effective tax rate was approximately 43.9% for 1999 as compared with 43.4% for 2000. The decrease in the effective tax rate is primarily attributable to a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes. This decrease was partially offset by a higher Federal statutory rate due to higher estimated pre-tax income in 2000 and increased income in states with higher tax rates which increased the average state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

  From January 1, 1999 through June 30, 2000, we completed 21 dental practice affiliations (18 transactions) for aggregate consideration of $31.1 million in cash, $3.3 million in subordinated promissory notes, $1.2 million in deferred payments and 50,568 shares of Common Stock valued at approximately $0.4 million.

  For the six months ended June 30, 1999 and 2000, cash provided by operating activities amounted to $4,804,000 and $5,114,000, respectively. The increase in cash from operations resulted primarily from incremental earnings generated from acquisitions and affiliations and same market growth.

  For the six months ended June 30, 1999 and 2000, cash used in investing activities amounted to $16,165,000 and $17,854,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $9,023,000 for 1999 and $11,060,000 for 2000. Cash used for capital expenditures was $6,115,000 and $5,963,000 for 1999 and 2000, respectively. Capital expenditures for 1999 included costs associated with the addition of new facilities in Arizona, California, Minnesota and Virginia and the expansion of existing facilities in Arizona, Minnesota, Texas and Wisconsin. Capital expenditures for 2000 included costs associated with the addition of a new facility in North Carolina and the relocation and/or expansion of existing facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

  For the six months ended June 30, 1999 and 2000, cash provided by financing activities amounted to $11,733,000 and $11,468,000, respectively. Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $12,297,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $303,000, net of the repayment of certain indebtedness. Cash provided by financing activities during 2000 resulted from borrowings under our revolving line of credit of $12,210,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $189,000, net of the repayment of certain indebtedness of $542,000, the repurchase of 40,000 shares of our Common Stock for $288,000 and the payment of debt issuance costs associated with the amendment of our revolving credit facility in the amount of $101,000.

  In July 2000, we amended our line of credit to increase the amount available under the line from $50 million to $75 million. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 2.75%. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from current levels. In addition, we pay a commitment fee, which ranges up to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of June 30, 2000 was $45,707,000.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



  We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of June 30, 2000, 679,878 shares and $21,207,000 of notes remain available for issuance under this Shelf Registration Statement.

  Our growth strategy depends in large measure on our ability to affiliate with
additional dental practices.   Subsequent to June 30, 2000, we acquired
substantially all the assets of a dental practice which joined an existing affiliate and signed letters of intent to acquire substantially all the assets of three more dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the past 18 months, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage common stock.

  We believe that cash generated from operations and amounts available under our current revolving credit facility, as amended, will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months. If sufficient financing is not available on terms acceptable to us in the future, our affiliation strategy may be modified.


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

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (the "Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). This Interpretation clarifies the application of APB No. 25 for only certain issues, which include, among others, (i) definition of an employee for purposes of applying APB No. 25, (ii) criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences for various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation covers specific events that occur after
December 15, 1998 or January 12, 2000.   We do not believe the adoption of the
Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

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

  In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from current levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2000 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $457,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We held our annual meeting of shareholders of May 12, 2000 at the offices of Summit Partners at 600 Atlantic Avenue in Boston, Massachusetts. At the meeting, individuals listed below were elected to our Board of Directors for a term expiring in 2003. The table below indicates the votes for and votes withheld for each nominee:

              Name         Votes For  Votes Withheld
        -----------------  ---------  --------------
  1.    Derril W. Reeves   5,915,096     349,227
  2.    Gregory A. Serrao  5,834,606     429,717

  James T. Kelly, Martin J. Mannion and Dr. Gregory T. Swenson also serve on our Board of Directors for terms which continue after the annual meeting.

  At our annual meeting of shareholders, the shareholders also approved an amendment to our 1997 Employee Stock Purchase Plan in the tables below:

  Voted for           5,795,996
  Voted against         467,627
  Abstain                   700
  Shares not voted            0

ITEM 5.  OTHER INFORMATION

  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10(q) Second Amended and Restated Revolving Credit Agreement Dated as of July 31, 2000, Among American Dental Partners, Inc., the Lenders Party Hereto, Fleet National Bank as Agent, and Sovereign Bank as Documentation Agent.

     27  Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       AMERICAN DENTAL PARTNERS, INC.


August 9, 2000             /s/  Gregory A. Serrao
                           -----------------------------------------------
                           Gregory A. Serrao
                           Chairman, President and Chief Executive Officer



August 9, 2000             /s/  Ronald M. Levenson
                           -----------------------------------------------
                           Ronald M. Levenson
                           Senior Vice President,
                           Chief Financial Officer and Treasurer
                           (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
------       -------------------

10(q) Second Amended and Restated Revolving Credit Agreement Dated as of July 31, 2000, Among American Dental Partners, Inc., the Lenders Party Hereto, Fleet National Bank as Agent, and Sovereign Bank as Documentation Agent.


27           Financial Data Schedule