Form 10-Q
period 2000-09-30
AMERICAN DENTAL PARTNERS INC
filed 2000-11-14
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

                                   FORM 10-Q
                                   ---------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)


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

     Common Stock, $0.01 par value, outstanding as of November 10, 2000:
7,130,532 shares

================================================================================
Exhibit Index appears on Page 22

                        AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at December 31, 1999
              and September 30, 2000 (unaudited)..........................    3

              Consolidated Statements of Earnings for the Three Months
              and Nine Months Ended September 30, 1999 and 2000
              (unaudited).................................................    4

              Consolidated Statement of Stockholders' Equity for the
              Nine Months Ended September 30, 2000 (unaudited) ...........    5

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 2000 (unaudited)...............    6

              Notes to Interim Consolidated Financial Statements .........    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................   11


Item 3.       Quantitative and Qualitative Disclosures About Market Risk..   19


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings ..........................................   19

Item 2.       Changes in Securities and Use of Proceeds...................   19

Item 3.       Defaults Upon Senior Securities ............................   19

Item 4.       Submission of Matters to a Vote of Security Holders ........   19

Item 5.       Other Information ..........................................   19

Item 6.       Exhibits and Reports on Form 8-K ...........................   20

Signatures................................................................   21

Exhibit Index.............................................................   22


                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1999            2000
                                                        ----            ----
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents......................     $  2,325        $  1,053
  Accounts receivable............................          261             215
  Receivables due from affiliated dental groups..        9,637          15,582
  Income taxes receivable........................          416               -
  Inventories....................................        1,491           1,770
  Prepaid expenses and other receivables.........        2,436           3,053
  Deferred income taxes..........................          397             397
                                                      --------        --------
     Total current assets........................       16,963          22,070
                                                      --------        --------

Property and equipment, net......................       23,006          26,827
                                                      --------        --------
Non-current assets:
  Intangible assets, net.........................       69,175          81,643
  Deferred income taxes..........................          563             674
  Other assets...................................          293             910
                                                      --------        --------
     Total non-current assets....................       70,031          83,227
                                                      --------        --------
     Total assets................................     $110,000        $132,124
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................     $  7,154        $  6,594
  Accrued compensation, benefits and taxes.......        4,452           5,097
  Accrued expenses...............................        3,833           5,445
  Income taxes payable...........................            -             211
  Current maturities of debt.....................        1,502           1,574
                                                      --------        --------
     Total current liabilities...................       16,941          18,921
                                                      --------        --------
Non-current liabilities:
  Long-term debt.................................       40,249          55,895
  Other liabilities..............................          581             340
                                                      --------        --------
     Total non-current liabilities...............       40,830          56,235
                                                      --------        --------
     Total liabilities...........................       57,771          75,156
                                                      --------        --------
Stockholders' equity:
  Preferred stock, par value $0.01 per share,
    1,000,000 shares authorized, no shares
    issued or outstanding........................            -               -
  Common stock, par value $0.01 per share,
    25,000,000 shares authorized, 7,537,311 and
    7,600,532 shares issued and 7,107,311 and
    7,130,532 shares outstanding.................           75              76
  Additional paid-in capital.....................       46,584          46,959
  Retained earnings..............................        8,526          13,177
  Treasury stock, at cost, 430,000 and 470,000
    shares.......................................       (2,956)         (3,244)
                                                      --------        --------
     Total stockholders' equity..................       52,229          56,968
                                                      --------        --------
Commitments and contingencies
     Total liabilities and stockholders' equity..     $110,000        $132,124
                                                      ========        ========

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       -----------------     -------------------
                                         1999       2000        1999        2000
                                      -------    -------     -------    --------
Net revenue.......................... $30,512    $36,901     $84,885    $106,258
                                      -------    -------     -------    --------

Operating expenses:
Salaries and benefits................  14,836     17,422      41,576      50,598

Lab fees and dental supplies.........   4,327      5,435      11,544      15,445

Office occupancy.....................   2,965      3,806       8,131      10,741

Other operating expenses.............   2,399      2,795       6,723       8,241

General corporate expenses...........   1,139      1,402       3,553       4,087

Depreciation.........................     975      1,243       2,635       3,435

Amortization of intangible assets....                863       1,833       2,460
                                      -------    -------     -------    --------
Total operating expenses.............  27,321     32,966      75,995      95,007
                                      -------    -------     -------    --------
Earnings from operations.............   3,191      3,935       8,890      11,251

Interest expense, net................     506      1,245       1,185       3,041
                                      -------    -------     -------    --------
Earnings before income taxes.........   2,685      2,690       7,705       8,210

Income taxes.........................   1,127      1,166       3,329       3,559
                                      -------    -------     -------    --------
Net earnings......................... $ 1,558    $ 1,524     $ 4,376    $  4,651
                                      =======    =======     =======    ========

Net earnings per common share:
Basic................................   $0.21      $0.21       $0.58       $0.65


Diluted..............................   $0.20      $0.21       $0.57       $0.64


Weighted average common shares
  outstanding:
Basic................................   7,535      7,122       7,508       7,116

Diluted..............................   7,797      7,325       7,744       7,316

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                (In thousands)
                                  (Unaudited)

                                                    NUMBER OF SHARES
                                              ------------------------------
                                              COMMON      COMMON              ADDITIONAL             TREASURY       TOTAL
                                               STOCK      STOCK IN   COMMON     PAID-IN    RETAINED  STOCK AT    STOCKHOLDERS'
                                              ISSUED      TREASURY    STOCK     CAPITAL    EARNINGS    COST         EQUITY
                                              ------------------------------  -----------  --------  ---------  --------------
Balance at December 31, 1999................   7,537       (430)       $75      $46,584   $ 8,526   $(2,956)        $52,229
  Issuance of common stock for
   employee stock purchase plan.............      64          -          1          375         -         -             376
  Repurchase of common stock................       -        (40)         -            -         -      (288)           (288)
  Net earnings..............................       -          -          -            -     4,651         -           4,651
                                               -----       ----        ---      -------   -------   -------         -------
Balance at September 30, 2000...............   7,601       (470)       $76      $46,959   $13,177   $(3,244)        $56,968
                                               =====       ====        ===      =======   =======   =======         =======

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -----------------------
                                                           1999           2000
                                                       --------       --------
Cash flows from operating activities:
Net earnings.......................................    $  4,376       $  4,651
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Depreciation.......................................       2,635          3,435
Amortization of intangible assets..................       1,833          2,460
Other amortization.................................          80             86
Changes in assets and liabilities, net of
  acquisitions and affiliations:
Accounts receivable................................         558             46
Receivables due from affiliated dental groups......      (3,287)        (5,590)
Other current assets...............................      (1,025)          (378)
Accounts payable and accrued expenses..............       2,808          1,821
Accrued compensation, benefits and taxes...........         235            639
Income taxes payable and receivable, net...........        (776)           627
                                                       --------       --------
Net cash provided by operating activities..........       7,437          7,797
                                                       --------       --------

Cash flows from investing activities:
Acquisitions and affiliations, net of cash
  acquired.........................................     (19,797)       (14,699)
Capital expenditures, net..........................      (9,762)        (7,362)
Contingent and deferred payments...................        (496)          (497)
Other..............................................      (2,195)          (252)
                                                       --------       --------
Net cash used for investing activities.............     (32,250)       (22,810)
                                                       --------       --------

Cash flows from financing activities:
Borrowings under revolving line of credit, net.....      26,197         15,510
Repayment of borrowings............................      (1,179)        (1,049)
Common stock issued for the employee stock
  purchase plan....................................         491            376
Repurchase of common stock.........................           -           (288)
Payment of debt issuance costs.....................         (14)          (808)
                                                       --------       --------
Net cash provided by financing activities..........      25,495         13,741
                                                       --------       --------

Increase (decrease) in cash and cash equivalents...         682         (1,272)
Cash and cash equivalents at beginning of period...       2,420          2,325
                                                       --------       --------
Cash and cash equivalents at end of period  .......    $  3,102       $  1,053
                                                       ========       ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net......    $    796       $  2,605
                                                       ========       ========
Cash paid during the period for income taxes, net..    $  4,101       $  2,932
                                                       ========       ========

Acquisitions and affiliations:
Assets acquired....................................    $ 27,475       $ 17,510
Liabilities assumed and issued.....................      (7,159)        (2,811)
Common stock issued................................        (352)             -
                                                       --------       --------
Cash paid..........................................      19,964         14,699
Less cash acquired.................................        (167)             -
                                                       --------       --------
Net cash paid for acquisitions and affiliations....    $ 19,797       $ 14,699
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

  Certain reclassifications have been made to the interim consolidated financial statements for the three months and nine months ended September 30, 1999 in order to conform with the September 30, 2000 presentation.


(2)  ADJUSTED GROSS REVENUE AND NET REVENUE

  Adjusted Gross Revenue - Affiliated Dental Groups

  The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30              SEPTEMBER 30
                                                           --------------------      ----------------------
                                                             1999        2000          1999          2000
                                                           -------     --------      --------     ---------
Adjusted gross revenue - affiliated dental groups......... $39,820      $49,737      $109,958      $143,260
Amounts retained by affiliated dental groups..............  11,887       15,715        32,512        45,309
                                                           -------      -------      --------      --------
Net revenue earned by the Company under service
 agreements............................................... $27,933      $34,022      $ 77,446      $ 97,951
                                                           =======      =======      ========      ========

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Net Revenue

  The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. Net revenue consisted of the following (in thousands):


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30          SEPTEMBER 30
                                      ------------------    -------------------
                                        1999       2000       1999       2000
                                      -------    -------    -------    --------
Reimbursement of expenses:
  Rent expense....................... $ 2,125    $ 2,742    $ 5,876    $  7,725

  Other operating expenses...........  18,853     22,624     51,470      64,995
                                      -------    -------    -------    --------
    Total reimbursement of expenses..  20,978     25,366     57,346      72,720
                                      -------    -------    -------    --------
Business service fees:
  Monthly fee........................   6,717      8,041     19,118      22,298

  Additional variable fee............     238        615        982       2,933
                                      -------    -------    -------    --------
    Total business service fees......   6,955      8,656     20,100      25,231
                                      -------    -------    -------    --------
    Net revenue earned by the Company
      under service agreements.......  27,933     34,022     77,446      97,951
Revenue related to the arrangement
  of the provision of care to
  patients and other.................   2,579      2,879      7,439       8,307
                                      -------    -------    -------    --------

    Total net revenue................ $30,512    $36,901    $84,885    $106,258
                                      =======    =======    =======    ========


  Net revenue from the Company's service agreement with Park Dental represented approximately 33% and 31% of its consolidated net revenue for the three months ended September 30, 1999 and 2000, respectively, and 35% and 32% of consolidated net revenue for the nine months ended September 30, 1999 and 2000, respectively.

(3)   Acquisitions and Affiliations

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

  From January 1, 2000 to September 30, 2000, the Company acquired substantially all the assets of eight dental practices and simultaneously entered into 40-year service agreements with two of the affiliated dental groups (six practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $14.7 million in cash, $1.3 million in subordinated promissory notes and $0.5 million in deferred payments. All transactions completed in the first nine months of 2000 are referred to as the "2000 Transactions."

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The 1999 and 2000 Transactions completed through September 30, 2000 are as follows:

     DATE             AFFILIATED DENTAL PRACTICE                LOCATION(S)
     ----             --------------------------                -----------
February 1999....  Dental Care of Alabama                 Birmingham and Tuscaloosa, AL
February 1999....  CIGNA HealthCare of Arizona            Phoenix, AZ
March 1999.......  OK Dental                              Oklahoma City and Tulsa, OK
March 1999.......  Kenneth W. Van Sickle, Jr., D.M.D.     Mt. Pleasant, PA
March 1999.......  Jack G. Stacker, D.D.S.                Wausau, WI
June 1999........  Kevin M. Strezo, D.D.S.                Homer City, PA
June 1999........  Hill Dental Group                      Columbia, MD
June 1999........  University Dental Associates           Winston-Salem, NC
June 1999........  Karen L. Wedde, D.D.S.                 Appleton and Green Bay, WI
July 1999........  Kenneth P. Dick, D.M.D.                Johnstown, PA
July 1999........  Gary R. Christman, D.D.S.              Humble and Kingwood, TX
September 1999...  Dental Associates of Corona, Dental    Corona, Moreno Valley and
                     Associates of Moreno Valley,           Riverside, CA
                     Dental Associates of Riverside
                     and Riverside Dental Group
January 2000.....  Western New York Dental Group          Buffalo, NY
February 2000....  Columbia Dental Associates             Columbia, MD
February 2000....  Robert E. Ford, D.M.D.                 Birmingham, AL
April 2000.......  The Dental Center                      Gadsden, AL
June 2000........  Nathan Bell, D.D.S.                    Charlotte and Raleigh-Durham, NC
June 2000........  Ronald G. White, D.D.S.                Riverside, CA
July 2000........  Ronald L. Moore, D.D.S.                Corona, CA
September 2000...  American Family Dentistry              Southaven, MS and Knoxville,
                                                            Memphis and Nashville, TN

  The accompanying interim consolidated financial statements include the results of operations under the service agreements from the dates of acquisition. The excess of the purchase price of all the 1999 and 2000 Transactions over the estimated fair value of the net assets acquired has been recorded as intangible assets.


(4)   EARNINGS PER SHARE

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

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  The components of basic and diluted earnings per share computations for the three months and nine months ended September 30 are as follows:

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                     --------------------------              -------------------------
                                                      1999                2000                1999               2000
                                                     ------              ------              ------             ------
                                                                   (In thousands, except  per share data)
BASIC EARNINGS PER SHARE
Net earnings available to common stockholders....... $1,558              $1,524              $4,376             $4,651
                                                     ======              ======              ======             ======

Weighted average common shares outstanding..........  7,535               7,122               7,508              7,116
                                                     ======              ======              ======             ======

Net earnings per share.............................. $ 0.21              $ 0.21              $ 0.58             $ 0.65
                                                     ======              ======              ======             ======

DILUTED EARNINGS PER SHARE
Net earnings available to common stockholders....... $1,558              $1,524              $4,376             $4,651
                                                     ======              ======              ======             ======

Weighted average common shares outstanding..........  7,535               7,122               7,508              7,116
Add:   Dilutive effect of stock options.............    262                 203                 236                200
                                                     ------              ------              ------             ------
Weighted average common shares as adjusted..........  7,797               7,325               7,744              7,316
                                                     ======              ======              ======             ======

Net earnings per share.............................. $ 0.20              $ 0.21              $ 0.57             $ 0.64
                                                     ======              ======              ======             ======


                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statements were made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, risks associated with the tight labor market, access to and cost of capital, our acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of our Registration Statement on Form S-4 (File No. 333-56941).

OVERVIEW

  American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets in the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to September 30, 2000, we completed 39 affiliation transactions, comprising 19 dental groups, and at September 30, 2000, we operated 158 dental facilities with 1,407 operatories in 15 states.


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

  2000 Completed and Pending Transactions

  During the first nine months of 2000, we acquired substantially all the assets of eight dental practices and simultaneously entered into 40-year service agreements with two of the affiliated dental groups (six practices joined existing affiliates). In total, these affiliations resulted in the addition of 24 dental facilities with 169 operatories.

  In addition, we currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more intently on internal operations and reduce indebtedness over the next 12 months. Accordingly, there can be no assurance that we will consummate any possible affiliations.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


COMPONENTS OF REVENUE AND EXPENSES

  Affiliate Adjusted Gross Revenue and Payor Mix.   Our affiliated dental groups
generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the nine months ended September 30, 1999 was approximately 44% fee-for-service, 14% PPO
plans and 42% capitated managed care plans.   For the nine months ended
September 30, 2000, the aggregate payor mix percentage of our affiliated groups was approximately 46% fee-for-service, 20% PPO plans and 34% capitated managed care plans.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

 Overview

  Our net earnings amounted to $1,558,000 or diluted earnings per share of $0.20 for the three months ended September 30, 1999, as compared with net earnings of $1,524,000 or diluted earnings per share of $0.21 for the three months ended September 30, 2000. Net earnings for 2000 includes incremental earnings from completed acquisitions and affiliations and internal growth. This increase, however, was offset by increased interest and financing costs associated with our current level of indebtedness.

  Net Revenue. Net revenue increased from $30,512,000 for 1999 to $36,901,000 for 2000, an increase of approximately 21%. The increase in net revenue in 2000 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1999 Transactions for the entire period and from the 2000 Transactions. In addition, same market growth from dental groups which were our affiliates during the entirety of both periods resulted from the addition and expansion of our facilities, successful renegotiation of certain third party payor contracts which increased the amount of reimbursement for services provided by our affiliated dental groups, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees.

  Salaries and Benefits Expense. Salaries and benefits amounted to $14,836,000 or 48.6% of net revenue for 1999, as compared with $17,422,000 or 47.2% of net revenue for 2000. The decrease in salaries and benefits as a percentage of net revenue resulted from the acquisition of facilities with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of facilities, more efficient utilization of staff in existing facilities and the regionalization of finance, operations and administrative staff in certain markets. These cost savings were partially offset by wage inflation due to tight labor markets. We anticipate such wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $4,327,000 or 14.2% of net revenue for 1999 to $5,435,000 or 14.7% of net revenue for 2000. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities and price increases from certain lab providers due to increases in costs of certain precious metals and their internal wage inflation. We believe such price inflation will continue for the foreseeable future.

  Office Occupancy Expense. Office occupancy expense amounted to $2,965,000 or 9.7% of net revenue for 1999, as compared with $3,806,000 or 10.3% of net revenue for 2000. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation and addition of new dental facilities in Arizona, California, Minnesota, North Carolina, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. However, the increase in office occupancy expense has not yet been fully offset by incremental net revenue. In addition, the acquisition of facilities with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of facilities further contributed to the increase in occupancy expense as a percentage of net revenue. These increased costs were partially offset by the leveraging of local management offices in certain markets. We expect office occupancy to continue to increase as we invest in the relocation and expansion of facilities in desirable markets where costs such as rent are generally at a premium. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Other Operating Expenses. Other expenses amounted to $2,399,000 or 7.9% of net revenue for 1999, as compared with $2,795,000 or 7.6% of net revenue for 2000. Other expenses decreased as a percentage of net revenue due primarily to savings from regionalization of administrative and data processing functions in certain markets and the reduction of certain discretionary spending.

  General Corporate Expenses. General corporate expenses were $1,139,000 or 3.7% of net revenue for 1999, as compared with $1,402,000 or 3.8% of net revenue for 2000. Throughout 1999 and 2000, we continued to expand our management infrastructure in the areas of finance, operations, employee benefit administration and professional recruiting. Despite these additions, we continue to leverage these costs. The increase in general corporate expenses in 2000 as a percentage of net revenue, however, relates to increased legal and regulatory costs and increased costs associated with acquisitions and affiliations, which fluctuate from period to period. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will decline as a percentage of net revenue in the future.

  Depreciation. Depreciation expense was $975,000 or 3.2% of net revenue for 1999, as compared with $1,243,000 or 3.4% of net revenue for 2000. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of five new facilities located in California, Minnesota, North Carolina and Virginia and the relocation and/or expansion of 23 facilities in Arizona, California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin throughout 1999 and 2000. These capital expenditures increased our capacity in these markets to allow for future growth. The increase in depreciation expense as a percentage of net revenue from capital expenditures was partially offset by the acquisition of facilities with a generally lower ratio of depreciation expense to net revenue in their respective markets compared to the existing base of facilities. We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount then prior year levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation expense as a percentage of net revenue could increase.

  Amortization of Intangibles. Amortization of intangibles was $680,000 or 2.2% of net revenue for 1999, as compared with $863,000 or 2.3% of net revenue for 2000. The increase in amortization resulted from intangible assets recorded in connection with 15 affiliations (12 transactions) completed during 1999 and eight affiliations completed during 2000. We expect amortization of intangible assets to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $506,000 or 1.7% of net revenue for 1999, as compared with $1,245,000 or 3.4% of net revenue for 2000. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 2000 as compared to 1999 to fund the 1999 and 2000 Transactions and a portion of our capital expenditures throughout 1999 and 2000. In addition, an overall higher average interest rate under our revolving credit facility in 2000 than 1999 and the issuance of subordinated notes in connection with the 1999 and 2000 Transactions contributed to higher expense in 2000. Interest expense as a percentage of net revenue will likely increase in the future as a result of both a higher average level of indebtedness and higher average interest rates under our revolving credit facility.

  Income Taxes. We incurred income tax expense of $1,127,000 for 1999, as compared with $1,166,000 for 2000. Our effective tax rate was approximately 42.0% for 1999 as compared with 43.3% for 2000. The increase in the effective tax rate is primarily attributable to a higher Federal statutory rate due to higher estimated pre-tax income in 2000 and increased income in states with higher tax rates which increased the average state tax rate. A revision of our anticipated effective tax rate for the year ended December 31, 1999 resulted in a year to date adjustment, reflecting the lower rate of 42.0% for the third quarter of 1999. This revision resulted from a higher amount of amortization of intangible assets which is deductible for tax purposes as compared with the amount originally anticipated to be deductible for tax purposes. The increase in the effective tax rate was partially offset by a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

 Overview

  Our net earnings amounted to $4,376,000 or diluted earnings per share of $0.57 for the nine months ended September 30, 1999, as compared with net earnings of $4,651,000 or diluted earnings per share of $0.64 for the nine months ended September 30, 2000. The increase in net earnings resulted from incremental earnings provided from completed acquisitions and affiliations and from internal growth. The increase was somewhat offset, however, by increased interest and financing costs associated with our current level of indebtedness.

  Net Revenue. Net revenue increased from $84,885,000 for 1999 to $106,258,000 for 2000, an increase of approximately 25%. The increase in net revenue in 2000 is due primarily to the inclusion of revenue derived from service agreements entered into in connection with the 1999 Transactions for the entire period and from the 2000 Transactions. In addition, same market growth from dental groups which were our affiliates during the entirety of both periods resulted from the addition and expansion of our facilities, successful renegotiation of certain third party payor contracts which increased the amount of reimbursement for services provided by our affiliated dental groups, the addition of dentists to our affiliated dental group network and increases in certain affiliates' fees.

  Salaries and Benefits Expense. Salaries and benefits amounted to $41,576,000 or 49.0% of net revenue for 1999, as compared with $50,598,000 or 47.6% of net revenue for 2000. The decrease in salaries and benefits as a percentage of net revenue resulted from affiliations completed during 1999 and 2000 with a generally lower ratio of staffing costs to net revenue, continued leveraging of regional management and administrative resources in certain markets and more efficient utilization of staff in existing facilities. These cost savings were partially offset by wage inflation due to tight labor markets. We anticipate such wage inflation pressures will continue for the foreseeable future.

  Lab Fees and Dental Supplies Expense. Lab fees and dental supplies expense increased from $11,544,000 or 13.6% of net revenue for 1999 to $15,445,000 or 14.5% of net revenue for 2000. Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies as a percentage of net revenue is attributable to a combination of price increases from certain lab providers due to increases in costs of certain precious metals and their internal wage inflation and the acquisition of facilities with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of facilities. We believe such price inflation will continue for the foreseeable future.

  Office Occupancy Expense. Office occupancy expense amounted to $8,131,000 or 9.6% for 1999, as compared with $10,741,000 or 10.1% of net revenue for 2000. Office occupancy expense increased as a percentage of net revenue due to investment in the relocation and addition of new dental facilities in Arizona, California, Minnesota, North Carolina, Texas, Virginia and Wisconsin. This investment in facilities increased our capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue. In addition, the acquisition of facilities with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of facilities further contributed to the increase in occupancy expense as a percentage of net revenue. These increased costs were partially offset by better utilization of capacity in existing facilities and the leveraging of local management offices in certain markets. We expect office occupancy to continue to increase as we invest in the relocation and expansion of facilities in desirable markets where costs such as rent are generally at a premium. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities.

  Other Operating Expenses. Other expenses amounted to $6,723,000 or 7.9% of net revenue for 1999, as compared with $8,241,000 or 7.8% of net revenue for 2000. Other costs decreased slightly as a percentage of net revenue due primarily to savings from the regionalization of administrative and data processing functions in certain markets and the reduction of certain discretionary spending.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  General Corporate Expenses. General corporate expenses were $3,553,000 or 4.2% of net revenue for 1999, as compared with $4,087,000 or 3.8% of net revenue for 2000. Throughout 1999 and 2000, we continued to expand our management infrastructure in the areas of finance, operations, employee benefit administration, professional recruiting and purchasing. Despite these additions, we continue to leverage these costs, resulting in a reduction of general corporate expenses as a percentage of net revenue. Additionally, the reduction in general corporate expenses as a percentage of net revenue resulted from a lower level of discretionary spending and costs associated with acquisitions and affiliations, which fluctuate from period to period. These reductions were partially offset by an increase in legal and regulatory costs. The level of general corporate expenses will likely continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these expenses will continue to decline as a percentage of net revenue.

  Depreciation. Depreciation expense was $2,635,000 or 3.1% of net revenue for 1999, as compared with $3,435,000 or 3.2% of net revenue for 2000. The increase in depreciation expense related primarily to the depreciation of assets acquired and capital expenditures associated with the addition of eight new facilities located in Arizona, California, Minnesota, North Carolina and Virginia and the relocation and/or expansion of 38 facilities in Arizona, California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin throughout 1999 and 2000. These capital expenditures increased our capacity in these markets to allow for future growth. The increase in depreciation expense as a percentage of net revenue from capital expenditures was partially offset by the acquisition of facilities with a generally lower ratio of depreciation expense to net revenue in their respective markets compared to the existing base of facilities. We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than prior year levels. Accordingly, depending on the amount and timing of future capital expenditures, depreciation expense as a percentage of net revenue could increase.

  Amortization of Intangibles. Amortization of intangibles was $1,833,000 or 2.2% of net revenue for 1999, as compared with $2,460,000 or 2.3% of net revenue for 2000. The increase in amortization resulted from intangible assets recorded in connection with our 15 affiliations (12 transactions) completed during 1999 and eight affiliations completed during 2000. We expect amortization of intangible assets to increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations.

  Interest Expense, net. Net interest expense was $1,185,000 or 1.4% of net revenue for 1999, as compared with $3,041,000 or 2.9% of net revenue for 2000. The increase in interest expense resulted primarily from increased average borrowings under our revolving credit facility in 2000 as compared to 1999 to fund the 1999 and 2000 Transactions and a portion of our capital expenditures through 1999 and 2000. In addition, an overall higher average interest rate under our revolving credit facility in 2000 than 1999 and the issuance of subordinated notes in connection with the 1999 and 2000 Transactions contributed to higher expense in 2000. Interest expense as a percentage of net revenue will likely increase in the future as a result of both a higher average level of indebtedness and higher average interest rates under our revolving credit facility.

  Income Taxes. We incurred income tax expense of $3,329,000 for 1999, as compared with $3,559,000 for 2000. Our effective tax rate was approximately 43.2% for 1999 as compared with 43.3% for 2000. The increase in the effective tax rate is primarily attributable to a higher Federal statutory rate due to higher estimated pre-tax income in 2000 and increased income in states with higher tax rates which increased the average state tax rate. This increase is partially offset by a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes.

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

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  From January 1, 1999 through September 30, 2000, we completed 23 dental practice affiliations (20 transactions) for aggregate consideration of $34.7 million in cash, $3.8 million in subordinated promissory notes, $1.4 million in deferred payments and 50,568 shares of Common Stock valued at approximately $0.4 million.

  For the nine months ended September 30, 1999 and 2000, cash provided by operating activities amounted to $7,437,000 and $7,797,000, respectively. The increase in cash from operations resulted primarily from incremental earnings generated from acquisitions and affiliations and same market growth.

  For the nine months ended September 30, 1999 and 2000, cash used in investing activities amounted to $32,250,000 and $22,810,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions, net of cash acquired, was $19,797,000 for 1999 and $14,699,000 for 2000. Cash used for capital expenditures was $9,762,000 and $7,362,000 for 1999 and 2000, respectively. Capital expenditures for 1999 included costs associated with the addition of new facilities in Arizona, Minnesota and Virginia and the expansion of existing facilities in Arizona, Minnesota, Texas and Wisconsin. Capital expenditures for 2000 included costs associated with the addition of a new facility in North Carolina and the relocation and/or expansion of existing facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. The establishment of new dental facilities and the expansion of existing dental facilities in the future will require ongoing capital expenditures.

  For the nine months ended September 30, 1999 and 2000, cash provided by financing activities amounted to $25,495,000 and $13,741,000, respectively.
Cash provided by financing activities in 1999 resulted from borrowings under our revolving line of credit of $26,197,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $491,000, net of the repayment of certain indebtedness. Cash provided by financing activities during 2000 resulted from borrowings under our revolving line of credit of $15,510,000 and proceeds from the issuance of common stock for the employee stock purchase plan of $376,000. These increases were offset by the repayment of certain indebtedness of $1,049,000, the repurchase of 40,000 shares of our Common Stock for $288,000 and the payment of debt issuance costs associated with the amendment of our revolving credit facility in the amount of $808,000.

  In July 2000, we amended our line of credit to increase the amount available under the line from $50 million to $75 million. The credit facility is being used for general corporate purposes including acquisitions and affiliations. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin for LIBOR loans is based upon our debt coverage ratio and ranges up to 2.75%. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. In addition, we pay a commitment fee, which ranges up to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of September 30, 2000 was $49,007,000.

  We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of September 30, 2000, 679,878 shares and $20,737,000 of notes remain available for issuance under this Shelf Registration Statement.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the past 21 months, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage common stock.

  In addition, we currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more intently on internal operations and reduce indebtedness over the next 12 months. Accordingly, there can be no assurance that we will consummate any possible affiliations.

  Furthermore, we continue to evaluate opportunities to repurchase our Common Stock through our previously announced repurchase program, pursuant to which approximately $1.8 million remains available for repurchases.

  We believe that cash generated from operations and amounts available under our current revolving credit facility, as amended, will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and acquisitions and affiliations for at least the next 12 months.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (the "Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). This Interpretation clarifies the application of APB No. 25 for only certain issues, which include, among others, (i) definition of an employee for purposes of applying APB No. 25, (ii) criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences for various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after
December 15, 1998.   The Interpretation has not had a material effect on our
consolidated financial position, results of operations or cash flows.

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

  In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2000 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $490,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.


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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27  Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                        AMERICAN DENTAL PARTNERS, INC.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN DENTAL PARTNERS, INC.


November 10, 2000                /s/ Gregory A. Serrao
                                 -----------------------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer



November 10, 2000                /s/ Ronald M. Levenson
                                 -----------------------------------------------
                                 Ronald M. Levenson
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------

27          Financial Data Schedule