Form 10-K
period 2000-12-31
AMERICAN DENTAL PARTNERS INC
filed 2001-03-23
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ______________________

                                   FORM 10-K


     [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X        YES   ______ NO
                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $32,297,000 on March 16, 2001, based on the closing price of such stock, as reported on the Nasdaq National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 16, 2001 was 7,241,429.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive 2001 Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.
                                     INDEX
                                     -----

                                                                                                                 Page
                                                                                                                 ----

Information Regarding Forward-looking Statements..................................................................   3

PART I.

Item 1.      Business ............................................................................................   3

Item 2.      Properties...........................................................................................  16

Item 3.      Legal Proceedings....................................................................................  16

Item 4.      Submission of Matters to a Vote of Security Holders..................................................  16



PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................  16

Item 6.      Selected Financial Data..............................................................................  17

Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations......................................................................................  18

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................  23

Item 8.      Financial Statements and Supplementary Data..........................................................  24

Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................................................  45


PART III.

Item 10.     Directors and Executive Officers of the Registrant...................................................  45

Item 11.     Executive Compensation...............................................................................  45

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................................  45

Item 13.     Certain Relationships and Related Transactions.......................................................  45

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................  45

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


     Some of the information in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company's risks associated with its affiliated dental groups' contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, the tight labor markets, the Company's acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-56941).


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

        Our objective is to be the leading business partner to dental groups in the United States. Our strategy for achieving this objective is to:

     (i) expand into carefully selected and diverse geographic markets which have favorable demographics and projected economic growth;
     (ii) affiliate with leading dental groups which have reputations for quality care and proven records of financial performance;
     (iii) increase market penetration of each of affiliated dental groups markets through additional affiliations, recruitment of dentists and facility development;
     (iv) add value to each affiliated dental group by assisting the practice in improving operating performance; and
     (v) pursue various initiatives to ensure the highest quality of care and service.

     We add value to our affiliated dental groups by providing a broad range of services designed to enhance practice revenue, improve operating efficiencies and expand operating margins. We share the best practices of our affiliates and provide assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis.

     From November 1996 (the date of our first affiliation) through December 31, 2000, we completed 40 affiliation transactions, comprising 19 dental groups, and as of December 31, 2000, we operated 156 dental facilities in 14 states. Our growth has resulted primarily from these affiliations, which consisted of three affiliations completed in 1996, six affiliations completed in 1997, ten affiliations completed in 1998, twelve affiliations completed in 1999 and nine affiliations completed in 2000. When affiliating with a dental group, we acquire substantially all of its non-clinical assets and enter into a long-term service agreement to manage the non-clinical aspects of the dental operations.

Dental Care Industry

     The market for dental care is large, growing and highly fragmented. Based on United States Health Care Financing Administration statistics, estimated expenditures for dental care were approximately $53.8 billion in 1998 and will reach approximately $93.1 billion by 2008, representing a compound annual growth rate of approximately 6%. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to: The market for dental care is large, growing and highly fragmented. Based on United States Health Care Financing Administration statistics, estimated expenditures for dental care were approximately $60 billion in 2000 and will reach approximately $93 billion by 2008, representing a compound annual growth rate of approximately 6%. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

     (i) increased prevalence of dental benefits offered by employers, including indemnity insurance plans, preferred provider organization ("PPO") plans and, to a lesser extent, capitated managed care plans;

     (ii) increased demand for dental care as a result of the aging population and a greater percentage of the population retaining its dentition; and
     (iii) increased demand for cosmetic dental procedures as a result of an increasing awareness of personal appearance.

     We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, such as dental practice management companies. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

     Unlike many other sectors of the health care services industry, the dental care profession remains highly fragmented. Although dental care is typically offered by solo practitioners, the trend towards group practice is growing. According to the American Dental Association ("ADA"), in 1999, 15% of the approximately 152,000 dentists in the United States were practicing in groups of three or more, up from 4% in 1991. We believe this trend towards the delivery of dental care in a group practice setting will continue.

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

     Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third party payors for dental care. These third party payors offer indemnity insurance, PPO plans and capitated managed care plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient.

     The National Association of Dental Plans ("NADP") estimated that 153 million people, or 56% of the population of the United States, were covered by some form of dental care plan in 1999. This compares with 124 million people, or 47% of the population of the United States, in 1995 and 96 million people, or 41% of the population of the United States, in 1990. Of the 153 million people with coverage, 43% were covered by indemnity insurance, 18% were covered by capitated managed care plans and 39% were covered by PPO plans. The remaining 120 million people, or 44% of the population of the United States in 1999, did not have dental benefit coverage. We believe that the number of people with dental benefits will continue to increase and that the majority of this growth will be in PPO plans. For instance, according to the NADP, the number of people covered by PPO plans increased from 16 million in 1995 to 48 million in 1999, representing a 32% compound annual growth rate.

     We believe that the increased complexity of managing and operating dental practices, as a result of the growth of both the group practice delivery model and the prevalence of dental insurance plans, has led dental groups to begin to affiliate with entities such as us that:

     (i) allow dentists to focus on the clinical aspects of dentistry by providing management resources to conduct the business and administrative aspects of dentistry;
     (ii) provide information and operating systems that are required to manage effectively in an increasingly complex reimbursement environment;
     (iii) assist with dental benefit provider contracting, realize economies of scale in purchasing and provide access to capital;
     (iv) assist with the development of organizational and ownership structures that will allow dental groups to endure beyond their existing dentist leadership; and
     (v) provide dentists the opportunity to monetize part of the value of their practices.

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

     Affiliate with leading dental groups.   In entering a new market, we seek
  to affiliate with a leading dental group in that market as a platform for expansion. A ''platform'' dental group is one which has a reputation for quality care, provides a comprehensive range of dental services, has a significant market presence and has a proven record of financial performance.

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

     Add value to each affiliated dental group.   We support our affiliated
  dental groups with a broad range of services designed to enhance their practice revenue, improve operating efficiencies and expand operating margins. We share the best practices of each of our affiliated dental groups and assist each affiliate with an analysis of its revenue and payor mix, capacity, utilization, staffing, scheduling and productivity. We also provide our affiliates assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis.

     Focus on quality care.   We pursue various initiatives to help our
  affiliates provide the highest quality of care and service. Our goal is to have each affiliated dental group become accredited by the Accreditation Association for Ambulatory Health Care ("AAAHC"). Through our National Professional Advisory Forum, we provide our affiliated dental groups with the opportunity to share clinical knowledge and best clinical practices. We also implement comprehensive patient satisfaction surveys administered by independent third parties. We believe that our focus on quality care enhances:

     (i)    our affiliates' relationships with patients;
     (ii)   our affiliates' ability to recruit dentists;
     (iii) our affiliates' attractiveness to dental benefit providers, where appropriate or necessary; and
     (iv)   our ability to attract new dental groups as affiliates.

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

     We believe the core values of a business partnership are shared governance and shared financial objectives and have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated dental group and us. Together, members of the joint policy board develop strategies and decide on major business initiatives for the practice. Shared financial objectives are achieved through the joint implementation of a budgeting process that establishes the financial performance standards for the dental practice.

     The organizational structure of a dental group before and after affiliation with us is generally as follows:

     Before Affiliation                          After Affiliation
--------------------------   ---------------------------------------------------


                                                   Joint Policy
                                                      Board



         Dental                Dentist-owned     Service           ADP-owned
         Group                 Professional     Agreement     Management Service
                               Corporation      (40 year)        Organization
                                  (PC)                               (MSO)


Market and Group Selection

     Market Selection

     We have a well-defined market selection criteria. We define potential markets with reference to one or more Metropolitan Statistical Areas ("MSAs"). An MSA is generally a geographic area consisting of a city of at least 50,000 people, together with adjacent communities that have a high degree of economic and social integration with the population center. There are more than 300 MSAs in the United States, and we typically focus on markets with a population of at least 250,000 people that:

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

     Upon signing a letter of intent, we begin a thorough review of the potential affiliate's clinical systems, processes, facilities and compliance with licensing and credentialing requirements, as well as perform legal and accounting due diligence. Acquisition, service and other agreements are then prepared and the transaction is closed. Generally, the process of identifying an acceptable affiliation candidate to closing the transaction takes at least twelve months.

     Potential Affiliations

     We are constantly discussing potential affiliations with dental groups that meet our selection criteria, which may be at various stages at any point in time. Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more on internal operations. As a result, it is expected that the number of new affiliations over the next twelve months will be somewhat lower relative to previous years.

Affiliated Dental Groups

     From November 1996 (the date of our first affiliation) through December 31, 2000, we completed 40 affiliation transactions, comprising 19 dental groups in 14 states. The following table lists our affiliates at December 31, 2000:

                                                                                                    Dental Services /(3)/
                                                                                         -------------------------------------------
                                                                 Dental                                          Oral
Affiliate                                           State     Facilities   Operatories  General  Endondontics  Surgery  Orthodontics
---------                                           -----     ----------   -----------  -------  ------------  -------  ------------

American Family Dentistry                   Tennessee              8           43           x
Associated Dental Care Providers /(1)/      Arizona               12          125           x                      x           x
Chestnut Hills Dental                       Pennsylvania           8           58           x                      x           x
Dental Arts Center                          Virginia               2           48           x          x           x           x
Dental Care of Alabama                      Alabama                3           28           x                      x           x
Family Care Dental Centers                  Wisconsin              5           40           x          x           x           x
Lakeside Dental Care                        Louisiana              2           33           x                      x           x
Longhorn Dental Associates /(1)/            Texas                  8           59           x          x                       x
Mintz & Pincus Dental Group                 Maryland               4           59           x                      x           x
Northpark Dental Group /(1)/                Wisconsin             14          139           x          x                       x
Northpoint Dental Group /(1)/               Wisconsin              2           30           x                                  x
OK Dental                                   Oklahoma               8           68           x          x                       x
Orthodontic Care Specialists /(1)/          Minnesota             20          102                                              x
Park Dental /(1)/                           Minnesota             31          264           x          x           x
Riverside Dental Group                      California             5          103           x                      x           x
TSC Dental Centers                          Texas                  5           43           x
University Dental Associates /(2)/          North Carolina        11           99           x                      x           x
Western New York Dental Group               New York               4           28           x                                  x
Wilkens Dental Group /(1)/                  Wisconsin              4           28           x                                  x
                                                                 ---        -----
                                                                 156        1,397
                                                                 ===        =====

                                                                                                    Dental Services /(3)/
                                                                                        -----------------------------------------
                                                                 Dental
Affiliate                                       State         Facilities   Operatories  Pedodontics  Periodontics  Prosthodontics
---------                                       -----         ----------   -----------  -----------  ------------  --------------
American Family Dentistry                   Tennessee             8            43                          x
Associated Dental Care Providers /(1)/      Arizona              12           125                                         x
Chestnut Hills Dental                       Pennsylvania          8            58
Dental Arts Center                          Virginia              2            48             x            x
Dental Care of Alabama                      Alabama               3            28             x            x
Family Care Dental Centers                  Wisconsin             5            40
Lakeside Dental Care                        Louisiana             2            33                          x
Longhorn Dental Associates /(1)/            Texas                 8            59
Mintz & Pincus Dental Group                 Maryland              4            59             x            x
Northpark Dental Group /(1)/                Wisconsin            14           139             x            x
Northpoint Dental Group /(1)/               Wisconsin             2            30                          x
OK Dental                                   Oklahoma              8            68
Orthodontic Care Specialists /(1)/          Minnesota            20           102
Park Dental /(1)/                           Minnesota            31           264             x            x              x
Riverside Dental Group                      California            5           103             x            x
TSC Dental Centers                          Texas                 5            43
University Dental Associates /(2)/          North Carolina       11            99
Western New York Dental Group               New York              4            28                          x
Wilkens Dental Group /(1)/                  Wisconsin             4            28
                                                                ---         -----
                                                                156         1,397
                                                                ===         =====

______________________________

(1)  Accredited by the Accreditation Association for Ambulatory Health Care.
(2) University Dental Associates' dental residency program is accredited by the American Dental Association.
(3) Services provided by specialists who are board-certified or board-eligible.

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

     On a national level, we support our affiliates in several ways. We assist with:

     (i) sharing best clinical practices through our National Professional Advisory Forum;
     (ii)      designing, locating and leasing new facilities;
     (iii)     evaluating and negotiating dental benefit provider contracts;
     (iv)      evaluating and negotiating local practice affiliations;
     (v) developing budgets and implementing accounting and financial systems;
     (vi) developing and implementing practice management and other information systems;
     (vii)     professional recruitment; and
     (viii)    administering employee benefit plans.

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

     National Professional Advisory Forum

     We have organized the National Professional Advisory Forum (''NPAF'') to provide guidance to our affiliated dental groups with respect to the clinical aspects of dentistry. Leading dentists from our affiliated dental groups are selected to participate in the NPAF. The NPAF meets on a regional basis and a national basis each year and provides a forum for dentists to share the best clinical practices of their respective dental groups and an opportunity for them to build professional relationships with other dentists affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be in other professional settings. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides our management an opportunity to communicate with affiliated dentists. This enables us to continue to build strong, mutually beneficial partner relationships with our affiliated dental groups.

     Payor Relationships and Reimbursement Mix

     We believe that our affiliated dental groups' clinical philosophy should not be compromised by economic decisions. We recognize, however, that the source of payment for services affects operating and financial performance. We assist our affiliates in analyzing their revenue and payor mix on an ongoing basis and recommend methods by which the affiliated dental group can improve operating efficiency while not compromising this clinical practice philosophy. As a general rule, we believe that growth in a market is best facilitated where the payor mix of our affiliates mirrors the payor mix for their community. We assist each of our affiliated dental groups in evaluating and negotiating dental benefit provider contracts.

     We believe it is advantageous to be affiliated with dental groups that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from traditional fee-for-service to PPO and, to a lesser extent, capitated managed care dental plans, we believe that our affiliates' experience in operating under all of these plans provides them with a competitive advantage. Most of our affiliated dental groups have provided care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of our affiliates for the years ended December 31:

                                         1998         1999         2000
                                         ----         ----         ----
Fee-for-service                           39%          44%          46%
PPO plans                                 12%          14%          21%
Capitated managed care plans              49%          42%          33%

     In today's dental economy, many of our affiliated dental groups are challenged with strong patient demand and extremely tight labor markets. This combination can create an unstable practice environment which negatively impacts staff retention. Given these market dynamics, in selected markets, our affiliated dental groups have been realigning their reimbursement mix towards dental benefit plans designed to address the realities of the marketplace. This has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third party payor contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event."

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

     We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary based on capacity and utilization analyses.

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

     Budgeting and Planning; Financial Information System

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

     Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is installed in all affiliated dental groups. Historically, we have converted all affiliates to our financial system within 60 days of affiliation and intend to continue this practice with new affiliates.

     Practice Management Systems

     We use various dental practice management software systems to facilitate patient scheduling, to invoice patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a proprietary practice management software system which has been used and continuously enhanced at Park Dental since 1987. We believe that Comdent's scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large multi-site dental groups. Shortly after affiliation, we convert each dental group to either Comdent, Alphadent or QSI. While Comdent remains our preferred choice for its advanced features and ease of use, it is not practical or cost effective to convert all of our affiliates to this system. We are also developing a data warehouse and decision support system to analyze information from the various dental practice management systems in use.

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

     We are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. These services include assisting our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis.

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

Competition

     The dental services industry, currently in its formative stage, is highly competitive and is expected to become more competitive. Our affiliates compete with other dental practices in their market. We compete with other companies that provide business services to dentists, as well as those seeking to affiliate with existing dental practices through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dentists are their affiliation methods and models, the number and reputation of their existing affiliates, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems and their operating methods. We believe that we compete effectively with other companies that provide business services to dentists with respect to these factors.

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

     There are certain regulatory issues associated with our role in negotiating and administering managed care contracts. To the extent that we or any affiliated dental group contracts with third party payors, including self-insured plans, under a capitated or other arrangement which causes us or such affiliated dental group to assume a portion of the financial risk of providing dental care, we or such affiliated dental group may become subject to state insurance laws. If we or any affiliated dental group is determined to be engaged in the business of insurance, we may be required to change the method of payment from third party payors or to seek appropriate licensure. Any regulation of us or our affiliated dental groups under insurance laws could have a material adverse effect on our business, financial condition and results of operations. Through our role in negotiating and administering managed care and other provider contracts, we are also subject to regulation in certain states as an administrator and must ensure that our activities comply with relevant regulation.

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

     Many states also prohibit a dentist from paying a portion of fees received for dental services to another person or entity. In some states, this ''fee-splitting'' prohibition applies only to payments in exchange for referrals. Other states flatly prohibit any rebates or split fees regardless of whether referrals are involved. There can be no assurance that service fees paid to us, to the extent based on a percentage of dental service revenues or profits, will not be deemed to violate such laws.

     Many states have antitrust laws which prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive, including cooperation by separate economic entities to fix the prices of services. Dental practices are also subject to compliance with state and local regulatory standards in the areas of safety and health.

     Many states' laws and regulations relating to the practice of dentistry were adopted prior to the emergence of providers of business services to dental groups like us. As a result, a number of states, including states in which we currently operate, are in the process of reviewing and/or amending their laws and regulations relating to the practice of dentistry and dentists' business arrangements with unlicensed persons like us. There can be no assurance that any amendments or new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations.

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

     The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services regardless of the payor source. The federal self-referral law, or ''Stark law,'' prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivables from federal payors are not saleable or assignable.

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

Employees

     As of December 31, 2000, we employed 1,533 people. This amount included 753 hygienists and dental assistants and 780 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 373 dentists, as well as 245 hygienists and dental assistants located in states which prohibit our employment of hygienists and/or dental assistants, all of whom were employees or independent contractors of their respective affiliated PCs. We consider our relations with our employees to be good.

Executive Officers of the Registrant

     The following table sets forth information concerning each of our executive officers:

Name                                         Age                          Position
----                                         ---                          ---------
     Gregory A. Serrao....................    38     Chairman, President and Chief Executive Officer
     Joseph V. Errante, D.D.S.............    45     Senior Vice President - Business Development
     Lee S. Feldman.......................    33     Senior Vice President - Chief Administrative Officer and General Counsel
     Michael F. Frisch....................    43     Senior Vice President - Regional Operations
     Paul F. Gill.........................    55     Senior Vice President - Regional Operations
     Michael J. Vaughan...................    47     Senior Vice President - Regional Operations
     Ian H. Brock.........................    31     Vice President - Financial Planning
     Kevin M. Eichner.....................    34     Vice President - Controller
     Breht T. Feigh.......................    34     Vice President - Chief Financial Officer and Treasurer
     Roger A. Horton, D.M.D...............    45     Vice President - Information Systems
     Jesley C. Ruff, D.D.S................    46     Vice President - Chief Professional Officer
     Peter G. Swenson.....................    29     Vice President - Market Development

______________
The executive officers are elected annually by the Board of Directors.

     Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. (''Cardinal Health''). From 1991 to 1992, Mr. Serrao served as Vice President--Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

     Dr. Errante has served as our Senior Vice President - Business Development since January 2000. From November 1998 through December 1999, Dr. Errante served as Vice President - Regional Operations. From January 1996 to October 1998, Dr. Errante served as Chief Executive Officer of Innovative Practice Concepts, Inc. (which we acquired in January 1998). From January 1996 to January 1998, Dr. Errante also served as Chairman of Associated Dental Care Providers, P.C., one of our affiliated dental groups, which he co-founded in 1985. From 1992 to 1996, Dr. Errante served as Chief Executive Officer and Chairman of Associated Companies, Inc., the management company that operated Associated Health Plans, Inc. (''AHP''), a managed care dental plan in Arizona. From 1985 to 1992, Dr. Errante served as the Dental Director for AHP. Dr. Errante is currently serves as the Immediate Past President of the American Academy of Dental Group Practice (''AADGP'') and sits on the Managed Care Dental Advisory Board to Proctor and Gamble.

     Mr. Frisch has served as our Senior Vice President - Regional Operations since January 2000. From June 1997 through December 1999, Mr. Frisch served as Vice President - Regional Operations. From January 1997 to June 1997, Mr. Frisch was Director - National Support Initiatives. From July 1996 to December 1996, Mr. Frisch was an independent consultant to us. From June 1993 to July 1996, Mr. Frisch served as Vice President and General Manager of National Specialty Services, Inc., a subsidiary of Cardinal Health. From July 1986 to June 1993, Mr. Frisch was employed by VHA, Inc., a national health care alliance, in a variety of marketing, business development and management positions.

     Mr. Feldman has served as our Senior Vice President - Chief Administrative Officer and General Counsel since May 2000. From November 1998 through April 2000, Mr. Feldman served as Vice President - General Counsel. Prior to joining us, Mr. Feldman was employed by Professional Dental Associates, Inc., a dental practice management company, where he served as Vice President - General Counsel and Secretary from June 1997 to November 1998. From 1993 to 1997, Mr. Feldman was an associate with Ropes and Gray, a law firm located in Boston, Massachusetts.

     Mr. Gill has served as our Senior Vice President - Regional Operations since January 2001. From October 1993 to December 2000, Mr. Gill served as Administrator for Riverside Dental Group, one of our affiliated dental groups. From September 1991 to September 1993, Mr. Gill served as Community Development Director for the City of Moreno Valley, California. Before working for the City, Mr. Gill served as a career Air Force officer and pilot. His last assignment was as Commander of March Air Force Base in California.

     Mr. Vaughan has served as our Senior Vice President - Regional Operations since January 2001. From January 2000 to December 2000, Mr. Vaughan served as Vice President - Operations. From 1996 to 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution's Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC in various sales management positions.

     Mr. Brock has served as our Vice President - Financial Planning since January 2001. Mr. Brock was Director - Financial Planning from February 1998 to December 2000 and Assistant Controller from September 1996 to January 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., ("AMR") a national provider of ambulance services, as a corporate financial analyst from October 1995 to August 1996 and as an accounting manager and financial analyst from June 1991 to September 1995 with AMR of Connecticut, Inc., one of AMR's four founding subsidiaries.

     Mr. Eichner has served as our Vice President - Controller since January 2001 and was Director - Corporate Reporting from February 1998 to December 2000. Prior to joining us, Mr. Eichner served as Vice President and Controller of First New England Dental Centers, Inc., a dental practice management company, from April 1997 to February 1998. From October 1991 to April 1997, Mr. Eichner was employed by Cardinal Health, where he held a variety of positions in financial reporting and as Controller of the New England region. Before joining Cardinal Health, Mr. Eichner was a Senior Auditor at Arthur Andersen & Co., a public accounting firm, where he was employed from June 1988 to October 1991.

     Mr. Feigh has served as our Vice President - Chief Financial Officer and Treasurer since January 2001, served as Vice President - Strategic Initiatives from January 2000 to December 2000 and was Mr. Feigh Director - Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in the health care mergers and acquisition group of Robertson, Stephens & Company from 1996 to 1997. From 1994 to 1996, he was employed in the Latin American investment banking group of ING Barings, and from 1989 to 1993, he was employed in the health care investment banking group of Dean Witter Reynolds Inc.

     Dr. Horton has served as our Vice President - Information Systems since January 2001 and was Director - Information Systems from May 1997 to December 2000. Dr. Horton has an extensive background in both dentistry and information systems. After receiving his D.M.D. from the University of Pittsburgh and completing first a clinical residency and then a fellowship at the University of Colorado and Wake Forest University, respectively, he spent several years as a member of the faculty and staff at the Department of Dentistry at Wake Forest University School of Medicine. He also spent several years as an independent systems consultant focused on the development of software applications in dentistry and medical image processing.

     Dr. Ruff has served as our Vice President - Chief Professional Officer since January 1999 and has chaired our National Professional Advisory Forum since January 1997. From 1992 to 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated dental groups, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

     Mr. Swenson has served as our Vice President - Market Development for the Company since January 2000. Mr. Swenson was Director - Market Development from January 1998 to December 1999 and Director - Facility Development from September 1997 to December 1997. From April 1994 to December 1996, Mr. Swenson was Manager-Facilities Development of Park Dental, one of our affiliated dental groups.

ITEM 2. PROPERTIES

     We lease most of our dental facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of December 31, 2000, we owned or leased 156 dental facilities, twelve local management offices and our corporate office. Our corporate office is located at 301 Edgewater Place, Suite 320, Wakefield, Massachusetts, in approximately 6,900 square feet occupied under a lease which expires in March 2002.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

     Our Common Stock is traded on the Nasdaq National Market system under the symbol "ADPI." The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 1999 and 2000:

                                                                                                High       Low     Close
                                                                                                ----       ---     -----
            1999
           -----
           1st Quarter...................................................................     $11.688    $7.000   $ 7.875
           2nd Quarter...................................................................     $12.375    $6.875   $11.125
           3rd Quarter...................................................................     $13.375    $8.750   $12.125
           4th Quarter...................................................................     $12.188    $6.625   $ 7.000

                                                                                                High       Low     Close
                                                                                                ----       ---     -----
           2000
           ----
           1st Quarter...................................................................     $ 9.375    $6.250   $ 6.938
           2nd Quarter...................................................................     $ 7.000    $6.875   $ 7.000
           3rd Quarter...................................................................     $ 9.000    $6.375   $ 6.875
           4th Quarter...................................................................     $ 8.500    $5.000   $ 7.500

     As of March 16, 2001, there were approximately 54 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the Nasdaq National Market as of March 16, 2001 was $7.875 per share.

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

Recent Sales of Unregistered Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)



                                                                                         Years Ended December 31,
                                                                            ----------------------------------------------------
                                                                             1996       1997       1998       1999      2000
                                                                             ----       ----       ----       ----      ----
Consolidated Statement of Operations Data:
Net revenue...........................................................      $ 3,933     $53,270    $84,090   $117,352  $143,644
                                                                            -------     -------    -------   --------  --------
Operating expenses:
   Salaries and benefits..............................................        2,098      28,438     43,190     57,417    68,135
   Lab fees and dental supplies.......................................          534       6,435     10,796     15,866    21,078
   Office occupancy...................................................          389       4,814      7,635     11,321    14,784
   Other operating expenses...........................................          773       6,264      6,840      9,235    10,990
   General corporate expenses.........................................        2,395       3,337      3,951      4,814     5,364
   Depreciation.......................................................          177       1,580      2,495      3,642     4,708
   Amortization of intangible assets..................................           48         645      1,732      2,579     3,385
                                                                            -------     -------    -------   --------  --------
       Total operating expenses.......................................        6,414      51,513     76,639    104,874   128,444
                                                                            -------     -------    -------   --------  --------
Earnings (loss) from operations.......................................       (2,481)      1,757      7,451     12,478    15,200
     Interest expense (income), net...................................          (38)        563      1,085      1,877     4,378
                                                                            -------     -------    -------   --------  --------
Earnings (loss) before income taxes...................................       (2,443)      1,194      6,366     10,601    10,822
   Income taxes.......................................................            -         124      2,480      4,588     4,653
                                                                            -------     -------    -------   --------  --------
   Net earnings (loss)................................................      $(2,443)    $ 1,070    $ 3,886   $  6,013  $  6,169
                                                                            =======     =======    =======   ========  ========
Net earnings (loss) per common share (1):
   Basic..............................................................      $ (3.45)    $ (0.05)   $  0.59   $   0.80  $   0.87
   Diluted............................................................      $ (3.45)    $ (0.05)   $  0.54   $   0.78  $   0.84
Weighted average common shares outstanding (1):
   Basic..............................................................          768       2,273      5,907      7,513     7,119
   Diluted............................................................          768       2,273      6,867      7,745     7,320

                                                                                                December 31,
                                                                            ----------------------------------------------------
                                                                             1996       1997       1998       1999      2000
                                                                             ----       ----       ----       ----      ----
Consolidated Balance Sheet Data:
Cash and cash equivalents.............................................      $ 5,836     $ 5,265    $ 2,420   $  2,325  $    472
Working capital.......................................................        3,189         759     (2,725)        22     4,063
Total assets..........................................................       25,294      48,549     70,864    110,000   132,583
Long-term debt, excluding current maturities..........................        3,063      21,253      9,980     40,249    55,330
Redeemable and convertible preferred stock............................       15,105      16,297          -          -         -
Total stockholders' equity............................................          164         909     48,305     52,229    58,486

Statistical Data (end of period):
Number of states......................................................            3           5          8         12        14
Number of dental facilities...........................................           42          77        103        134       156
Number of operatories (2).............................................          331         566        830      1,193     1,397
Number of affiliated dentists (3).....................................          128         171        231        324       373


_________________

(1) Net earnings (loss) per common share are computed on the basis described in Notes 2 and 12 to our Consolidated Financial Statements.
(2) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(3) Includes full-time equivalent general dentists employed by the PCs and full-time equivalent specialists, some of whom are independent contractors to the PCs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to December 31, 2000, we completed 40 affiliation transactions, comprising 19 dental groups, and at December 31, 2000, we operated 156 dental facilities with 1,397 operatories in 14 states.

Affiliation Summary

     When affiliating with a dental group, we acquire substantially all its assets except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records) and enter into a long-term service agreement with the affiliated dental group or professional corporation ("PC"). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

     During 1998, 1999 and 2000, we acquired substantially all the assets of ten, twelve and nine dental practices, respectively, and simultaneously entered into 40-year service agreements with twelve of the affiliated dental groups (19 practices joined existing affiliates). In total, these affiliations resulted in the addition of 74 dental facilities and 697 operatories. See Note 4 of "Notes to Consolidated Financial Statements" for further information on acquisitions and affiliations. We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. There can be no assurance, however, that we will consummate any of these possible affiliations.

Affiliate Adjusted Gross Revenue Compared to Net Revenue

     Affiliate Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the year ended December 31, 2000 was approximately 46% fee-for-service, 21% PPO plans and 33% capitated managed care plans.

     The PCs reimburse us for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for business services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental hygienists and dental assistants), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses. See "Business-- Operations--Operating Structure."

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically, and we expect this trend to continue. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 28.5% of adjusted gross revenue in 1998 to 29.3% in 1999 and 31.9% in 2000. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue (as well as a percentage of our net revenue).

     Net Revenue

     Our net revenue represents primarily reimbursement of expenses and fees charged to the affiliated dental groups pursuant to the terms of the long-term service agreements under which we agree to provide business services. Under such agreements, the affiliated dental groups reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal budgeting process. Additionally, our net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 3 of "Notes to Consolidated Financial Statements."

Results of Operations

     Net Revenue

     Net revenue increased 40% in 1999 to $117,352,000 and 22% in 2000 to $143,644,000. The increases in net revenue are due to same market growth from dental groups which were our affiliates during the entirety of both the current years and the previous years and the inclusion of revenue derived from service agreements entered into in connection with affiliation transactions in the current years and from a full-year impact of affiliation transactions in the previous years. Same market growth of 16% in 1999 and 12% in 2000 resulted from the addition and expansion of our facilities, successful renegotiation of certain dental benefit provider contracts which increased the level of reimbursement for services provided by our affiliated dental groups and the addition of dentists to our affiliated dental groups.

     During the fourth quarter of 2000, several of our affiliated dental groups were impacted by severe winter storms and one affiliate was impacted by a tornado. This weather occurred primarily in December 2000 and, as a result, our affiliated dental groups were unable to reschedule lost production in 2000 because of full patient schedules during the balance of the year. We estimate that these winter storms and the tornado reduced our net revenue and net earnings by approximately $366,000.

     Salaries and Benefits Expense

     Salaries and benefits expense includes costs for personnel working for us at the dental facilities as well as local and regional management. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams supervise and support the staff at the dental facilities.

     Salaries and benefits expense as a percentage of net revenue decreased from 51.4% in 1998 to 48.9% in 1999 to 47.4% in 2000 as a result of increased business in states where the PC's are required to employ the dental hygienists and dental assistants, more efficient utilization of staff in existing facilities and leveraging of local and regional management and administrative resources in certain markets. These costs savings were partially offset by the affiliation with practices with a generally higher ratio of staffing costs to net revenue in their respective markets compared to the existing base of affiliates and wage inflation due to tight labor markets. We anticipate such wage inflation pressures will continue for the foreseeable future.

     Lab Fees and Dental Supplies Expense

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies expense as a percentage of net revenue from 12.8% in 1998 to 13.5% in 1999 is due almost entirely to the affiliation with practices with a generally higher ratio of lab fees and dental supplies expense to net revenue in their respective markets compared to the existing base of affiliates. We experienced rate increases in 1999 from certain lab providers and dental supply manufacturers. This price inflation, however, was offset entirely by the successful negotiation of a national contract for the purchase of dental supplies, effectively taking advantage of economies of scale and certain manufacturer rebate programs.

     The increase in lab fees and dental supplies expense from 13.5% in 1999 to 14.7% in 2000 was primarily due to price increases from certain lab providers due to increases in costs of certain precious metals and their internal wage inflation. In addition, the affiliation with practices with a generally higher ratio of lab fees and dental supplies expense to net revenue compared to the existing base of affiliates further increased this expense category as a percentage of net revenue. In 2000, we continued to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. We believe such price inflation will continue for the foreseeable future. While the lab fees and dental supplies expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Office Occupancy Expense

     Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

     Office occupancy expense as a percentage of net revenue increased from 9.1% in 1998 to 9.6% in 1999 and 10.3% in 2000 primarily as a result of the investment in the relocation and addition of new dental facilities. In 1998 and 1999, we added 11 new facilities in Arizona, California, Minnesota and Virginia and relocated and expanded 25 facilities in Arizona, Minnesota, Texas and Wisconsin. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. This investment in facilities increased our physical capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue.

     In addition, during 1999, we invested in regional administrative offices in Arizona, Pennsylvania and Virginia in order to accommodate the regionalization of management and administrative support in certain markets. Further increasing office occupancy expense as a percentage of net revenue in 2000 was the affiliation with practices with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of affiliates. These increased costs were partially offset by better utilization of capacity in existing facilities in 1999 and 2000 and the leveraging of local and regional management office occupancy expense in certain markets in 2000.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. While office occupancy expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Other Operating Expenses

     Other operating expenses decreased as a percentage of net revenue from 8.1% in 1998 to 7.9% in 1999 to 7.7% in 2000 primarily as a result of economies of scale as it relates to professional fees and insurance expense, the regionalization of administrative and data processing functions in certain markets, the dilution of the impact of the Minnesota Care Tax and better management of certain discretionary spending. These costs savings were partially offset by the affiliation with practices with a generally higher ratio of other operating expenses to net revenue in their respective markets compared to the existing base of affiliates.

     General Corporate Expenses

     General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses decreased as a percentage of net revenue from 4.7% in 1998 to 4.1% in 1999 to 3.7% in 2000. Throughout 1999 and 2000, we continued to expand our management infrastructure in the areas of finance, operations, employee benefit administration and professional recruiting. Despite these additions, we continue to leverage these costs. The level of general corporate expenses may continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these costs will decline as a percentage of net revenue in the future.

     Depreciation

     Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense increased as a percentage of net revenue from 3.0% in 1998 to 3.1% in 1999 to 3.3% in 2000 primarily due to the depreciation of assets acquired and capital expenditures associated with the investment in the relocation and addition of new dental facilities in certain markets. In 1998 and 1999, we added 11 new facilities in Arizona, California, Minnesota and Virginia and relocated and expanded 25 facilities in Arizona, Minnesota, Texas and Wisconsin. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. These capital expenditures increased our capacity to allow for future growth. This increase in depreciation expense as a percentage of net revenue was partially offset by leveraging the costs in existing facilities.

     We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than historical levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase. While depreciation expense has increased as a percentage of net revenue, it has remained unchanged as a percentage of affiliate adjusted gross revenue.

     Amortization of Intangible Assets

     Amortization increased as a percentage of net revenue from 2.1% in 1998 to 2.2% in 1999 to 2.4% in 2000 primarily as a result of intangible assets recorded in connection with the 31 affiliation transactions completed since 1998. Amortization of intangible assets could increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations, although we expect to complete fewer affiliations than we historically have. While amortization of intangible assets has increased as a percentage of net revenue, it has remained relatively unchanged as a percentage of affiliate adjusted gross revenue.

     Interest Expense, Net

     Net interest expense increased in 1999 and 2000 primarily as a result of increased average borrowings under our revolving credit facility to fund the affiliation transactions completed since mid-1998 and a portion of our capital expenditures throughout 1999 and 2000. In addition, the issuance of subordinated notes in connection with the affiliation transactions since 1998 contributed to higher interest expense in 1999 and 2000. Average borrowings in 1998 were significantly lower than in 1999 due in large part to using a portion of the proceeds from the initial public offering to repay the outstanding balance on the revolving credit facility in the second quarter of 1998. The increase in interest expense in 1999 was partially reduced due to an overall lower average market interest rate under our revolving credit facility in 1999 than in 1998.

     In addition, a higher overall average market interest rate in 2000 and increased financing costs associated with amending our revolving credit facility in July 2000 further increased interest expense from 1999 to 2000. Although interest expense will likely increase in the near future due to a higher average level of indebtedness, we believe interest expense may not increase in 2001 to the extent it did in 2000 due to lower anticipated overall average market interest rates and a reduced level of affiliation transactions and capital expenditures.

     Income Taxes

     Our effective tax rate was approximately 39.0%, 43.3% and 43.0% for 1998, 1999 and 2000, respectively. The 1998 effective tax rate was impacted by the reversal of a valuation allowance for deferred tax assets established in 1996 and 1997. See Note 6 in "Notes to Consolidated Financial Statements." The effective tax rate in 1999 decreased from the normalized 1998 effective tax rate due primarily to a reduction in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes, partially offset by a higher Federal statutory rate resulting from increased pre-tax income in 1999 and an increase in the proportionate amount of income in states with higher average tax rates. The effective tax rate in 2000 decreased primarily due to an increase in the proportionate amount of income in states with lower average tax rates. This reduction was partially offset by a valuation allowance for certain deferred tax assets and other permanent differences.

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

     From January 1, 1999 through December 31, 2000, we completed 21 dental practice affiliations for aggregate consideration of $34.9 million in cash, $3.8 million in subordinated promissory notes, $1.4 million in deferred payments and 50,568 shares of our Common Stock valued at approximately $0.4 million.

     For the years ended December 31, 1999 and 2000, cash provided by operating activities amounted to $9,197,000 and $10,207,000, respectively. The increase in cash from operations resulted primarily from an increase in cash from operations due to incremental earnings generated from affiliations and same market growth. This was partially offset by an increase in the amount of cash paid for income taxes and interest in 2000 compared to 1999. Cash from operations was further offset by an increase in receivables due from affiliated dental groups. The increase in our affiliate receivable balance is a direct result of our affiliated dental groups shifting their payor mix away from prospective pay capitation revenue and toward higher margin claims-based reimbursement plans. This shift resulted in an increase in working capital of our affiliated dental groups and, consequently, an increase in our receivables due from affiliated dental groups.

     For the years ended December 31, 1999 and 2000, cash used in investing activities amounted to $34,337,000 and $25,255,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $19,855,000 and $14,912,000 for 1999 and 2000, respectively. Cash used for capital expenditures was $11,166,000 and $9,395,000 for 1999 and 2000, respectively. Capital expenditures for 1999 included costs associated with the addition of a new dental facility in each of Arizona, California and Virginia, four new dental facilities in Minnesota and the relocation and/or expansion of 24 dental facilities in Arizona, Minnesota, Texas and Wisconsin. Capital expenditures for 2000 included costs associated with the addition of a new dental facility in North Carolina and the relocation and/or expansion of 15 dental facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. The construction of new dental facilities and the refurbishment, expansion or relocation of existing dental facilities in the future will require ongoing capital expenditures. Although we expect to continue to make meaningful capital expenditures, we do not expect capital expenditures in 2001 to continue at the same levels as 1999 and 2000.

     For the years ended December 31, 1999 and 2000, cash provided by financing activities amounted to $25,045,000 and $13,195,000, respectively. Cash provided by financing activities in 1999 resulted from net borrowings under our revolving line of credit of $29,197,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $491,000, offset by the repayment of certain indebtedness of $1,673,000 and the repurchase of 430,000 shares of our Common Stock for $2,956,000. Cash provided by financing activities in 2000 resulted from net borrowings under our revolving line of credit of $15,560,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $376,000, offset by the repayment of indebtedness of $1,645,000, payment of debt issuance costs of $808,000 and the repurchase of 40,000 shares of our Common Stock for $288,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of December 31, 2000 was $49,057,000.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of December 31, 2000, 679,878 shares and $20,736,500 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the past two years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of common stock.

     In addition, we currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more on internal operations and, therefore, potentially reduce indebtedness over the next twelve months. As a result, it is expected that the number of new affiliations over the next twelve months will be somewhat lower relative to previous years.

     Furthermore, we continue to evaluate opportunities to repurchase our Common Stock through our previously announced repurchase program, pursuant to which approximately $1.8 million remains available to repurchase additional shares.

     We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and Common Stock repurchases for at least the next twelve months.

Subsequent Event

     In January 2001, three of our affiliated dental groups, Park Dental, Associated Dental Care Providers and University Dental Associates, received notices of contract termination from Cigna Dental and Associated Dental Care Providers received notice of contract termination from Protective Life Corporation. The four contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000. The effective dates of termination for these four contracts are (i) July 31, 2001 for Park Dental, (ii) March 31, 2001 for University Dental Associates and (iii) March 31, 2001 (Cigna Dental) and April 8, 2001 (Protective Life) for Associated Dental Care Providers. These affiliates subsequently received proposed terms for new provider contracts from Cigna Dental. The affiliates found the proposed terms unacceptable, and we are working with them in evaluating their options in light of the termination notices. In evaluating options, we and our affiliates believe that the financial impact of not continuing as a provider with both dental benefit plan providers, while difficult to ascertain precisely, would be less severe than accepting the proposed provider relationships. While the exact outcome cannot be determined at this time, we believe the disruption being caused by the termination notices may impact net earnings for the first and second quarters of 2001 by $0.05 to $0.10 per share per quarter.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk.

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins, ranging from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans, based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2000 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $491,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                         -----------------------------

                                                                           Page
                                                                           ----
Consolidated Financial Statements

  Independent Auditors' Report..........................................    25

  Consolidated Balance Sheets as of December 31, 1999 and 2000..........    26

  Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1999 and 2000....................................    27

  Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 1998, 1999 and 2000..............................    28

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1999 and 2000....................................    29

  Notes to Consolidated Financial Statements............................    30

Financial Statement Schedules

     Not applicable.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
American Dental Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the ''Company'') as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Boston, Massachusetts
February 14, 2001

                         AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                             December 31,
                                                             ------------
                                                           1999       2000
                                                           ----       ----
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  2,325   $    472
  Accounts receivable.................................        261        222
  Receivables due from affiliated dental groups.......      9,637     17,331
  Income taxes receivable.............................        416        255
  Inventories.........................................      1,491      1,764
  Prepaid expenses and other receivables..............      2,436      1,962
  Deferred income taxes...............................        397        472
                                                         --------   --------
     Total current assets.............................     16,963     22,478
                                                         --------   --------

Property and equipment, net...........................     23,006     27,840
                                                         --------   --------
Non-current assets:
  Intangible assets, net..............................     69,175     81,083
  Deferred income taxes...............................        563        311
  Other assets........................................        293        871
                                                         --------   --------
     Total non-current assets.........................     70,031     82,265
                                                         --------   --------
     Total assets.....................................   $110,000   $132,583
                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $  7,154   $  7,198
  Accrued compensation, benefits and taxes............      4,452      4,573
  Accrued expenses....................................      3,833      5,051
  Current maturities of debt..........................      1,502      1,593
                                                         --------   --------
     Total current liabilities........................     16,941     18,415
                                                         --------   --------
Non-current liabilities:
  Long-term debt......................................     40,249     55,330
  Other liabilities...................................        581        352
                                                         --------   --------
     Total non-current liabilities....................     40,830     55,682
                                                         --------   --------
     Total liabilities................................     57,771     74,097
                                                         --------   --------
Stockholders' Equity:
  Preferred stock.....................................          -          -
  Common stock........................................         75         76
  Additional paid-in capital..........................     46,584     46,959
  Retained earnings...................................      8,526     14,695
  Treasury stock......................................     (2,956)    (3,244)
                                                         --------   --------
     Total stockholders' equity.......................     52,229     58,486
                                                         --------   --------
Commitments and contingencies
     Total liabilities and stockholders' equity.......   $110,000   $132,583
                                                         ========   ========

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                    Years Ended December 31,
                                                    ------------------------
                                                  1998        1999       2000
                                                  ----        ----       ----

Net revenue....................................  $84,090    $117,352   $143,644
                                                 -------    --------   --------
Operating expenses:
  Salaries and benefits........................   43,190      57,417     68,135
  Lab fees and dental supplies.................   10,796      15,866     21,078
  Office occupancy.............................    7,635      11,321     14,784
  Other operating expenses.....................    6,840       9,235     10,990
  General corporate expenses...................    3,951       4,814      5,364
  Depreciation.................................    2,495       3,642      4,708
  Amortization of intangible assets............    1,732       2,579      3,385
                                                 -------    --------   --------
     Total operating expenses..................   76,639     104,874    128,444
                                                 -------    --------   --------
Earnings from operations.......................    7,451      12,478     15,200
  Interest expense, net........................    1,085       1,877      4,378
                                                 -------    --------   --------
Earnings before income taxes...................    6,366      10,601     10,822
  Income taxes.................................    2,480       4,588      4,653
                                                 -------    --------   --------
  Net earnings.................................  $ 3,886    $  6,013   $  6,169
                                                 =======    ========   ========
Net earnings per common share:
  Basic........................................  $  0.59    $   0.80   $   0.87
  Diluted......................................  $  0.54    $   0.78   $   0.84
Weighted average common shares outstanding:
  Basic........................................    5,907       7,513      7,119
  Diluted......................................    6,867       7,745      7,320


         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)

                                        Number of Shares
                                        ----------------
                                        Common    Common              Additional                 Retained    Treasury     Total
                                        Stock    Stock In    Common    Paid-in      Unearned     Earnings    Stock at  Stockholders'
                                        Issued   Treasury     Stock    Capital    Compensation   (Deficit)     Cost      Equity
                                        ------   --------     -----    -------    ------------   --------      ---       ------
Balance at December 31, 1997..........   2,394         -      $  24    $ 2,307       $  (49)     $(1,373)   $     -    $    909
  Issuance of common stock in
    initial public offering, net......   2,588         -         26     34,570            -            -          -      34,596
  Issuance of common stock for
    acquisitions and affiliations.....      54         -          -        443            -            -          -         443
  Amortization of unearned
    compensation......................       -         -          -          -           25            -          -          25
  Dividends on Series A convertible
    preferred stock...................       -         -          -       (200)           -            -          -        (200)
  Dividends on Series B redeemable
    preferred stock...................       -         -          -       (195)           -            -          -        (195)
  Conversion of Series A convertible
    preferred stock to common stock...   2,400         -         24      8,817            -            -          -       8,841
  Net earnings........................       -         -          -          -            -        3,886          -       3,886
                                         -----  --------      -----    -------       ------      -------    -------    --------
Balance at December 31, 1998..........   7,436         -         74     45,742          (24)       2,513          -      48,305
  Issuance of common stock for
    acquisitions and affiliations.....      50         -          1        351            -            -          -         352
  Issuance of common stock for
    employee stock purchase plan......      51         -          -        491            -            -          -         491
  Repurchase of common stock..........       -      (430)         -          -            -            -     (2,956)     (2,956)
  Amortization of unearned
    compensation......................       -         -          -          -           24            -          -          24
  Net earnings........................       -         -          -          -            -        6,013          -       6,013
                                         -----  --------      -----    -------       ------      -------    -------    --------
Balance at December 31, 1999..........   7,537      (430)        75     46,584            -        8,526     (2,956)     52,229
  Issuance of common stock for
    employee stock purchase plan......      64         -          1        375            -            -          -         376
  Repurchase of common stock..........       -       (40)         -          -            -            -       (288)       (288)
  Net earnings........................       -         -          -          -            -        6,169          -       6,169
                                         -----  --------      -----    -------       ------      -------    -------    --------
Balance at December 31, 2000..........   7,601      (470)     $  76    $46,959       $    -      $14,695    $(3,244)   $ 58,486
                                         =====  ========      =====    =======       ======      =======    =======    ========

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                       1998       1999       2000
                                                                                       ----       ----       ----
Cash flows from operating activities:
  Net earnings..................................................................     $  3,886   $  6,013   $  6,169
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation................................................................        2,495      3,642      4,708
    Amortization of intangible assets...........................................        1,732      2,579      3,385
    Other amortization..........................................................          106        106        156
    Deferred income taxes.......................................................        1,466        857        620
    Changes in assets and liabilities, net of acquisitions and affiliations:
      Accounts receivable.......................................................          864        621         39
      Receivables due from affiliated dental groups.............................         (764)    (4,103)    (7,889)
      Other current assets......................................................         (384)    (1,590)       717
      Accounts payable and accrued expenses.....................................         (679)     2,277      2,026
      Accrued compensation, benefits and taxes..................................          118        151        115
      Income taxes payable and receivable, net..................................          670     (1,356)       161
                                                                                     --------   --------   --------
          Net cash provided by operating activities.............................        9,510      9,197     10,207
                                                                                     --------   --------   --------

Cash flows from investing activities:
  Acquisitions and affiliations, net of cash acquired...........................      (18,290)   (19,855)   (14,912)
  Capital expenditures, net.....................................................       (5,074)   (11,166)    (9,395)
  Contingent and deferred payments..............................................            -       (794)      (501)
  Other.........................................................................       (1,522)    (2,522)      (447)
                                                                                     --------   --------   --------
          Net cash used for investing activities................................      (24,886)   (34,337)   (25,255)
                                                                                     --------   --------   --------

Cash flows from financing activities:
  Borrowings under (repayments of) revolving line of credit, net................      (12,400)    29,197     15,560
  Repayment of borrowings.......................................................       (2,254)    (1,673)    (1,645)
  Proceeds from issuance of common stock in initial public offering, net of
    underwriting discounts and commissions......................................       36,096          -          -
  Common stock issued for the employee stock purchase plan......................            -        491        376
  Repurchase of common stock....................................................            -     (2,956)      (288)
  Redemption of Series B redeemable preferred stock.............................       (7,851)         -          -
  Payment of initial public offering costs......................................         (943)         -          -
  Payment of debt issuance costs................................................         (117)       (14)      (808)
                                                                                     --------   --------   --------
          Net cash provided by financing activities.............................       12,531     25,045     13,195
                                                                                     --------   --------   --------

Decrease in cash and cash equivalents...........................................       (2,845)       (95)    (1,853)
Cash and cash equivalents at beginning of year..................................        5,265      2,420      2,325
                                                                                     --------   --------   --------
Cash and cash equivalents at end of year........................................     $  2,420   $  2,325   $    472
                                                                                     ========   ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net...................................     $    898   $  1,572   $  3,996
                                                                                     ========   ========   ========
  Cash paid during the year for income taxes, net...............................     $    348   $  5,087   $  3,866
                                                                                     ========   ========   ========

Supplemental disclosure of non-cash information:
  Dividends accrued on Series A convertible preferred stock and Series B
    redeemable preferred stock..................................................     $    395   $      -   $      -
                                                                                     ========   ========   ========
  Conversion of Series A convertible preferred stock to common stock............     $  8,841   $      -   $      -
                                                                                     ========   ========   ========

Acquisitions and affiliations:
  Assets acquired...............................................................     $ 26,938   $ 27,630   $ 17,714
  Liabilities assumed and issued................................................       (8,109)    (7,256)    (2,802)
  Common stock issued...........................................................         (443)      (352)         -
                                                                                     --------   --------   --------
  Cash paid.....................................................................       18,386     20,022     14,912
  Less cash aquired.............................................................          (96)      (167)         -
                                                                                     --------   --------   --------
          Net cash paid for aquisitions and affiliations........................     $ 18,290   $ 19,855   $ 14,912
                                                                                     --------   --------   --------

         See accompanying notes to consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1998, 1999 and 2000

(1)  Description of Business

     American Dental Partners, Inc. (the ''Company'') was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires substantially all the assets of the dental practices with which it affiliates, except those required by law to be owned or maintained by dentists (such as third party contracts, certain governmental receivables and patient records), and enters into long-term service agreements with these affiliated dental groups. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include sharing the best practices of its affiliates and providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1998 and 1999 in order to conform with the December 31, 2000 presentation.

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

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000

     Net Revenue

     The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. The Company's service fee consists of either
(i) a variable monthly fee which is based upon a specified percentage, (ii) a fixed monthly fee and an additional variable fee or (iii) a fixed monthly fee. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. The Company records all revenue as services are provided.

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

     Intangible Assets

     Identifiable intangible assets result from service agreements with the affiliated dental groups and goodwill associated with the Company's acquisition. The estimated fair value of the service agreements is the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. Intangible assets associated with service agreements and goodwill are amortized on a straight-line basis over 15 to 25 years. In the event a service agreement is terminated, the related affiliated dental group is generally required to purchase, at the Company's option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental group. Accumulated amortization amounted to $2,405,000, $4,984,000 and $8,369,000 at December 31, 1998, 1999 and 2000, respectively.

     The Company reviews the carrying value of intangible assets on an entity by entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the groups' market position, reputation, profitability and geographical penetration. If conditions are present which indicate impairment is probable, the Company prepares a projection of the undiscounted cash flows of the specific practice and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment is made to reduce the carrying amount of the intangible assets to their fair value based on discounted cash flows.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000

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

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000

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

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                                 Years Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                                 1998                      1999                     2000
                                                       -------------------------   -----------------------   ----------------------
                                                          Park    All Affiliated    Park    All Affiliated   Park    All Affiliated
                                                         Dental       Groups       Dental       Groups       Dental       Groups
                                                         ------       ------       ------       ------       ------       -----
Adjusted gross revenue-affiliated dental groups.......   $45,142     $105,438      $52,393     $151,965      $61,352     $194,572
Amounts retained by affiliated dental groups..........    10,728       30,022       12,416       44,565       14,936       62,020
                                                         -------     --------      -------     --------      -------     --------
Net revenue earned by the Company under service
  agreements..........................................   $34,414     $ 75,416      $39,977     $107,400      $46,416     $132,552
                                                         =======     ========      =======     ========      =======     ========

     Net Revenue

     The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and 50% of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000




  For the years ended December 31, 1998, 1999 and 2000, net revenue consisted of the following (in thousands):

                                                                                        1998           1999           2000
                                                                                      -------       --------       --------
Reimbursement of expenses:
  Rent expense...................................................................     $ 5,590       $  8,201       $ 10,601
  Other operating expenses.......................................................      50,688         71,273         88,338
                                                                                      -------       --------       --------
     Total reimbursement of expenses.............................................      56,278         79,474         98,939
                                                                                      -------       --------       --------
Service fees:
  Monthly fee....................................................................      17,306         26,335         30,460
  Additional variable fee........................................................       1,832          1,591          3,153
                                                                                      -------       --------       --------
     Total service fees..........................................................      19,138         27,926         33,613
                                                                                      -------       --------       --------
     Net revenue earned by the Company under service agreements..................      75,416        107,400        132,552
Revenue related to the arrangement of the provision of care to patients
  and other......................................................................       8,674          9,952         11,092
                                                                                      -------       --------       --------
     Total net revenue...........................................................     $84,090       $117,352       $143,644
                                                                                      =======       ========       ========


(4) Acquisitions and Affiliations

     During the year ended December 31, 1999, the Company acquired substantially all the assets of twelve dental practices and simultaneously entered into 40-year service agreements with five of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $20.0 million in cash, $2.5 million in subordinated promissory notes, $0.9 million in deferred payments and 50,568 shares of Common Stock valued at approximately $0.4 million. All transactions completed in 1999 are referred to as the "1999 Transactions."

     During the year ended December 31, 2000, the Company acquired substantially all the assets of nine dental practices and simultaneously entered into 40-year service agreements with two of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $14.9 million in cash, $1.3 million in subordinated promissory notes and $0.5 million in deferred payments. All transactions completed in 2000 are referred to as the "2000 Transactions."

                        AMERICAN DENTAL PARTNERS. INC.

             For the Years Ended December 31, 1998, 1999 and 2000

                        Date                                 Affiliated Dental Practice                      Location(s)
                        ----                                 --------------------------                      -----------
February 1999.................................    Dental Care of Alabama                       Birmingham and Tuscaloosa, AL
February 1999.................................    CIGNA HealthCare of Arizona                  Phoenix, AZ
March 1999....................................    OK Dental                                    Oklahoma City and Tulsa, OK
March 1999....................................    Kenneth W. Van Sickle, Jr., D.M.D.           Mt. Pleasant, PA
March 1999....................................    Jack G. Stacker, D.D.S.                      Wausau, WI
June 1999.....................................    Kevin M. Strezo, D.D.S.                      Homer City, PA
June 1999.....................................    Hill Dental Group                            Columbia, MD
June 1999.....................................    University Dental Associates                 Winston-Salem, NC
June 1999.....................................    Karen L. Wedde, D.D.S.                       Waukesha, WI
July 1999.....................................    Kenneth P. Dick, D.M.D.                      Johnstown, PA
July 1999.....................................    Gary R. Christman, D.D.S.                    Humble and Kingwood, TX
September 1999................................    Dental Associates of Corona, Dental          Corona, Moreno Valley and
                                                    Associates of Moreno Valley,                 Riverside, CA
                                                    Dental Associates of Riverside
                                                    and Riverside Dental Group
January 2000..................................    Western New York Dental Group                Buffalo, NY
February 2000.................................    Columbia Dental Associates                   Columbia, MD
February 2000.................................    Robert E. Ford, D.M.D.                       Birmingham, AL
April 2000....................................    The Dental Center                            Gadsden, AL
June 2000.....................................    Nathan Bell, D.D.S.                          Charlotte and Raleigh-Durham, NC
June 2000.....................................    Ronald G. White, D.D.S.                      Riverside, CA
July 2000.....................................    Ronald L. Moore, D.D.S.                      Corona, CA
September 2000................................    American Family Dentistry                    Knoxville, Memphis and Nashville, TN
November 2000.................................    Carol E. Layton, D.M.D.                      Robinson Township, PA

     The accompanying consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price associated with all of the 1999 and 2000 Transactions over the estimated fair value of net assets (liabilities) acquired and assumed has been recorded as intangible assets which are summarized as follows (in thousands):

                                                                                                              1999        2000
                                                                                                           -------     -------
      Total consideration paid........................................................................     $23,773     $16,741
      Fair value of net tangible assets (liabilities) acquired and assumed............................        (829)      1,448
                                                                                                           -------     -------
          Excess of consideration paid over the fair value of net tangible assets (liabilities)
            acquired..................................................................................     $24,602     $15,293
                                                                                                           =======     =======

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000


(5) Property and Equipment

     Property and equipment consisted of the following at December 31 (in thousands):

                                                                                      1999                 2000
                                                                                      ----                 ----
     Land, buildings and leasehold improvements.........................            $ 17,122             $ 20,790
     Equipment..........................................................              14,213               18,727
     Furniture and fixtures.............................................               4,889                5,839
                                                                                    --------             --------
        Total property and equipment....................................              36,224               45,356
     Less accumulated depreciation......................................             (13,218)             (17,516)
                                                                                    --------             --------
        Property and equipment, net.....................................            $ 23,006             $ 27,840
                                                                                    ========             ========

     Operating Leases

     The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2012. Rent expense for the years ended December 31, 1998, 1999 and 2000 amounted to $6,248,000, $8,998,000 and $11,418,000 respectively, of which $5,590,000, $8,201,000 and
$10,601,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

     Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2000 are as follows (in thousands):

                                                                                      Amount to be
                                                                                       Reimbursed
                                                                                     Under Service          Net
                                                                  Total Amount Due     Agreements          Amount
                                                                  ----------------     ----------          ------
2001...........................................................         $ 9,984         $ 9,211            $  773
2002...........................................................           9,029           8,455               574
2003...........................................................           7,954           7,608               346
2004...........................................................           6,633           6,501               132
2005...........................................................           5,915           5,864                51
Thereafter.....................................................          22,863          22,863                 -
                                                                        -------         -------            ------
        Total minimum lease payments...........................         $62,378         $60,502            $1,876
                                                                        =======         =======            ======

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1998, 1999 and 2000

(6) Income Taxes

     Income tax expense for the years ended December 31 consists of the following (in thousands):

                                                                                  1998          1999          2000
                                                                                  ----          ----          ----
     Current:
         Federal.........................................................       $  704        $3,018        $3,347
         State...........................................................          310           713           686
                                                                                ------        ------        ------
                                                                                 1,014         3,731         4,033
                                                                                ------        ------        ------
     Deferred:
         Federal.........................................................        1,249           643           500
         State...........................................................          217           214           120
                                                                                ------        ------        ------
                                                                                 1,466           857           620
                                                                                ------        ------        ------
           Total income taxes............................................       $2,480        $4,588        $4,653
                                                                                ======        ======        ======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

                                                                                                      1999      2000
                                                                                                      ----      ----
     Deferred tax assets:
         Operating loss and other carryforwards.........................................           $    44   $    32
         Property and equipment.........................................................               620       766
         Organization and start-up costs................................................               633       484
         Accrued expenses and other liabilities.........................................               801     1,038
                                                                                                   -------   -------
            Total deferred tax assets...................................................             2,098     2,320
                                                                                                   -------   -------
     Deferred tax liabilities:
         Intangibles....................................................................              (884)   (1,458)
         Other..........................................................................              (254)      (79)
                                                                                                   -------   -------
            Total deferred tax liabilities..............................................            (1,138)   (1,537)
                                                                                                   -------   -------
            Net deferred tax assets ....................................................           $   960   $   783
                                                                                                   =======   =======

     The net deferred tax assets consisted of the following at December 31 (in thousands):

                                                                           1999                        2000
                                                      ------------------------    ------------------------
                                                      Federal   State    Total    Federal   State    Total
                                                      -------   -----    -----    -------   -----    -----
     Deferred tax assets:
         Current..................................     $  313   $  84   $   397   $   373   $  99   $   472
         Non-current..............................      1,274     427     1,701     1,402     446     1,848
                                                       ------   -----   -------   -------   -----   -------
            Total deferred tax assets.............      1,587     511     2,098     1,775     545     2,320
                                                       ------   -----   -------   -------   -----   -------

     Deferred tax liabilities:
         Current..................................          -       -         -         -       -         -
         Non-current..............................       (928)   (210)   (1,138)   (1,256)   (281)   (1,537)
                                                       ------   -----   -------   -------   -----   -------
             Total deferred tax liabilities.......       (928)   (210)   (1,138)   (1,256)   (281)   (1,537)
                                                       ------   -----   -------   -------   -----   -------
             Net deferred tax assets..............     $  659   $ 301   $   960   $   519   $ 264   $   783
                                                       ======   =====   =======   =======   =====   =======

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

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000





     At December 31, 1999 and 2000, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,056,000 and $414,000, respectively. The 2000 carryforwards will expire as follows: $12,000 in 2004, $68,000 in 2015, $196,000 in 2019, and $138,000 in 2020.

     The following table reconciles the Federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31:

                                                                                1998   1999   2000
                                                                                ----   ----   ----
     Income taxes at Federal statutory rate.............................        34.0%  35.0%  35.0%
     Differential due to graduated rate.................................           -   (0.8)  (0.8)
     State taxes, net of Federal benefit................................         5.5    5.7    4.5
     Valuation allowance and other changes..............................        (5.0)     -    0.4
     Intangibles........................................................         3.9    2.7    2.9
     Other permanent differences........................................         0.6    0.7    1.0
                                                                                ----   ----   ----
          Effective income tax rate.....................................        39.0%  43.3%  43.0%
                                                                                ====   ====   ====

(7) Debt

     Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

                                                                                                      1999         2000
                                                                                                   -------      -------
     Revolving line of credit advances, collateralized by substantially all assets of the
      Company, LIBOR-based and prime interest rates ranging from approximately 9.2%
      to 10.5%..................................................................................   $33,497      $49,057
     Mortgages payable, secured, interest rates ranging from 8.6% to 10.1% payable in
      installments through 2015.................................................................       586          343
     Note payable, unsecured, interest rate of 8.5% payable in installments, maturing
      in 2004...................................................................................        35           29
     Subordinated notes payable to stockholders and former owners, bearing interest
      at 7%, maturing through 2007..............................................................     7,518        7,419
     Capital lease obligations..................................................................       115           75
                                                                                                   -------      -------
      Total long-term debt and capital lease obligations........................................    41,751       56,923
      Less current maturities...................................................................     1,502        1,593
                                                                                                   -------      -------
      Long-term debt and capital lease obligations, excluding current maturities................   $40,249      $55,330
                                                                                                   =======      =======

     Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2000 are as follows (in thousands):

                                                                                               Long-term        Capital
                                                                                                 Debt            Leases
                                                                                                 ----            ------
     2001..............................................................................        $ 1,549             $50
     2002..............................................................................          1,570              31
     2003..............................................................................          1,592               -
     2004..............................................................................         50,286               -
     2005..............................................................................            881               -
     Thereafter........................................................................            970               -
                                                                                               -------             ---
          Total payments...............................................................        $56,848              81
                                                                                               =======
     Less amounts representing interest................................................                              6
                                                                                                                   ---
          Total obligations under capital leases.......................................                            $75
                                                                                                                   ===

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000



     Revolving Line of Credit

     The Company has a $75 million line of credit. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at the Company's option. The margins are based upon the Company's debt coverage ratio and range from 0.00% to 0.75% for prime borrowings and 1.75% to 2.75% for LIBOR borrowings. In addition, the Company pays a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in July 2004.

(8) Related Party Transactions

     The Company acquired PDHC, Ltd. ("Park") and Smileage Dental Care, Inc. ("Smileage") in 1996 and Innovative Practice Concepts, Inc. ("IPC") in 1998. As part of the consideration paid pursuant to these acquisitions, the Company issued subordinated promissory notes to the former stockholders of Park, Smileage and IPC in the aggregate principal amount of $2,247,500. Certain former stockholders of Park, Smileage and IPC are current stockholders, director and officers of the Company. The aggregate principal balance outstanding to these stockholders, director and officers of the Company as of December 31, 1999 and 2000 was $474,000 and $379,000, respectively. These notes bear interest at 7% and mature through 2005.

     In connection with the Park, Smileage and IPC transactions, the Company entered into service agreements with three affiliated dental groups owned in part by these certain stockholders, director and officers of the Company. These service agreements are on substantially the same terms and conditions as all of the Company's other service agreements. The aggregate net revenue earned by subsidiaries of the Company under the service agreements with these dental groups in 1998, 1999 and 2000 were $49,151,000, $62,434,000 and $68,562,000, respectively, of which $37,558,000, $48,040,000 and $53,229,000 were reimbursements for expenses incurred in connection with the operation and administration of the related dental facilities.

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

     Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which, could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 1999 and 2000, there were no shares of Preferred Stock issued or outstanding.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000


     Common Stock

     The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value, of which 7,537,311 shares were issued and 7,107,311 shares were outstanding at December 31, 1999; 7,600,532 shares were issued and 7,130,532 shares were outstanding at December 31, 2000. In January 1996, the Company sold 300,000 shares of its Common Stock, which were subject to certain restrictions, for $500. In connection with this transaction, the Company has recorded compensation expense ratably as the restrictions have lapsed. Compensation expense amounted to $24,888 and $24,228 for the years ended December 31, 1998 and 1999, respectively.

     Initial Public Offering

     During the second quarter of 1998, the Company sold 2,587,500 shares of Common Stock in an initial public offering ("IPO") at $15.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses totaled approximately $34,596,000.

     Shelf Registration Statement

     The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission covering a total of 750,000 shares of Common Stock to be issued in connection with future dental practice affiliations. As of December 31, 2000, 679,878 shares remain available for issuance under this Shelf Registration Statement.

     Treasury Stock

     On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchases 470,000 shares of its Common Stock through December 31, 2000 at a cost of $3,244,000.

     Dividend Restriction

     The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. Additionally, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent.

(10) Stock Compensation Plans

     1999 Restricted Stock Plan

     The Company's 1999 Restricted Stock Plan (the "Restricted Stock Plan") provides for the grant of restricted shares of the Company's Common Stock at a price equal to the par value of such shares ($.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 2000, there were no shares issued or outstanding under this Plan.

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 2000, options for a total of 1,273,246 shares were reserved for issuance and options for 1,094,864 shares were outstanding under this Plan.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000



     1996 Time Accelerated Restricted Stock Option Plan

     The Company's 1996 Time Accelerated Restricted Stock Option Plan, as amended ("TARSOP Plan"), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. These options vest at the end of the ninth year, but are subject to accelerated vesting based on achievement of certain performance measures. At December 31, 2000, options for a total of 360,360 shares were reserved for issuance and options for 343,740 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO.

     1996 Affiliate Stock Option Plan

     The Company's 1996 Affiliate Stock Option Plan, as amended (the "Affiliate Plan"), provides for the grant of stock options to certain persons associated with the affiliated dental groups. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. At December 31, 2000, options for a total of 110,000 shares were reserved for issuance and options for 80,406 shares were outstanding under this Plan.

     1996 Directors Stock Option Plan

     The Company's 1996 Directors Stock Option Plan, as amended (the "Directors Plan"), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 2000, options for a total of 85,000 shares were reserved for issuance and options for 59,300 shares were outstanding under this Plan.

     1997 Employee Stock Purchase Plan

     The 1997 Employee Stock Purchase Plan, as amended (the "Employee Stock Purchase Plan" or "ESPP"), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months' duration, except that the first such option period began concurrent with the completion of the IPO and ended on December 31, 1998. The purchase price of Common Stock under the Employee Stock Purchase Plan is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The Employee Stock Purchase Plan imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the Employee Stock Purchase Plan, of which 113,898 shares have been issued through 2000 and 24,729 shares were committed for issuance as of December 31, 2000.

     Stock Option Activity

     A summary of stock option activity under all the Company's stock option plans for the years ended December 31, 1998, 1999 and 2000 follows:

                                              1998                        1999                         2000
                                     ------------------------   -------------------------   -------------------------
                                                 Weighted                     Weighted                    Weighted
                                               Avg. Exercise                Avg. Exercise               Avg. Exercise
                                    Options        Price         Options       Price         Options        Price
                                    -------        -----         -------       -----         -------        -----
Outstanding at beginning of year   1,118,166      $ 8.69        1,205,978     $ 8.92        1,345,148       $8.66
Granted                              101,518       12.01          177,515       7.36          432,420        7.03
Cancelled                            (13,706)      13.42          (38,345)     10.91         (199,258)       9.99
                                   ---------      ------        ---------     ------        ---------       -----
Outstanding at end of year         1,205,978      $ 8.92        1,345,148     $ 8.66        1,578,310       $8.04
                                   =========      ======        =========     ======        =========       =====
Exercisable at end of year           638,573      $ 5.77          813,014     $ 7.12          967,939       $7.84
                                   =========      ======        =========     ======        =========       =====

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000


The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                             Options Exercisable
                         -------------------------------------------           -------------------------------
                                            Weighted
                                            Average         Weighted
                                           Remaining        Average
   Range of                Number       Contractual Life    Exercise             Number       Weighted Average
Exercise Prices          Outstanding       (in years)        Price             Exercisable     Exercise Price
---------------          -----------       ----------        -----             -----------     --------------
$0.33                       352,770           4.3            $ 0.33              352,770           $ 0.33
$6.44 - $  7.13             391,840           9.5            $ 7.03                   25           $ 7.00
$7.25 - $13.00              393,267           6.7            $ 9.11              257,874           $ 9.33
$14.17                      440,433           6.5            $14.17              357,270           $14.17
                          ---------           ---            ------             --------           ------
                          1,578,310           6.8            $ 8.04             $967,939           $ 7.84
                          =========           ===            ======             ========           ======


     Accounting for Stock Compensation Plans

     The Company accounts for stock compensation plans in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock compensation plans under the fair value method. The fair value for these options and purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                                  1998                       1999                      2000
                                                          --------------------      --------------------      --------------------
                                                          Stock Options   ESPP      Stock Options   ESPP      Stock Options   ESPP
                                                          -------------   ----      -------------   ----      -------------   ----
Risk-free interest rate..................................     5.0%         5.6%           5.3%       4.9%           6.2%       6.2%
Expected dividend yield..................................     0.0%         0.0%           0.0%       0.0%           0.0%       0.0%
Expected volatility......................................      56%          56%            53%        63%            64%        67%
Expected life (years)....................................     4.0         0.71            4.0        0.5            4.0        0.5
Weighted average fair value of options/purchase rights
    granted during the year..............................   $3.02        $4.82          $3.45      $3.48          $3.81      $2.24

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options and purchase rights have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and purchase rights.

     For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights is amortized to expense over the options' vesting period and the purchase rights' option period. The Company's pro forma net earnings and earnings per share are as follows (in thousands, except per share amounts) for the years ended December 31:

                                                   1998        1999        2000
                                                   ----        ----        ----
Net earnings, as reported......................   $3,886      $6,013      $6,169
Net earnings, pro forma........................   $3,768      $5,803      $5,860
Diluted earnings per share, as reported........   $ 0.54      $ 0.78      $ 0.84
Diluted earnings per share, pro forma..........   $ 0.52      $ 0.75      $ 0.80

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000



(11) Employee Retirement Benefit Plans

     The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company's principal defined contribution retirement plan, which provides for a match of up to 50% of the first 6% of an employee's eligible compensation. Additionally, at December 31, 2000, the Company had eight other defined contribution retirement plans which were acquired in connection with affiliation transactions. Total plan expense for the years ended December 31, 1998, 1999 and 2000 was $423,000, $682,000 and
$880,000, respectively.

(12) Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

                                                                               1998             1999            2000
                                                                               ----             ----            ----
     Basic Earnings Per Share:
     Net earnings...........................................................  $3,886           $6,013          $6,169
     Less:  Dividends on Series A Convertible Preferred Stock...............    (200)               -               -
            Dividends on Series B Redeemable Preferred Stock................    (195)               -               -
                                                                              ------           ------          ------
     Net earnings available to common stockholders..........................  $3,491           $6,013          $6,169
                                                                              ======           ======          ======

     Weighted average common shares outstanding.............................   5,907            7,513           7,119
                                                                              ======           ======          ======

     Net earnings per share.................................................  $ 0.59           $ 0.80          $ 0.87
                                                                              ======           ======          ======

     Diluted Earnings Per Share:
     Net earnings...........................................................  $3,886           $6,013          $6,169
     Less:  Dividends on Series A Convertible Preferred Stock /(1)/.........       -                -               -
            Dividends on Series B Redeemable Preferred Stock................    (195)               -               -
                                                                              ------           ------          ------
     Net earnings available to common stockholders..........................  $3,691           $6,013          $6,169
                                                                              ======           ======          ======

     Weighted average common shares outstanding.............................   5,907            7,513           7,119
     Add:  Dilutive effect of options /(2)/.................................     237              232             201
           Assumed conversion of Series A Convertible
            Preferred Stock /(1)/...........................................     723                -               -
                                                                              ------           ------          ------
     Weighted average common shares as adjusted.............................   6,867            7,745           7,320
                                                                              ======           ======          ======

     Net earnings per share.................................................  $ 0.54           $ 0.78          $ 0.84
                                                                              ======           ======          ======

_____________________________

(1) In connection with the IPO, all 400,000 shares of Series A Convertible Preferred Stock were converted into 2,399,995 shares of Common Stock on April 21, 1998. The Diluted EPS calculation for the year ended December 31, 1998 assumes conversion of the Series A Convertible Preferred Stock to Common Stock as of January 1, 1998.

(2) In 2000, 943,978 options wre excluded from the computation of diluted earnings per share due to their antidilutive effect.

                        AMERICAN DENTAL PARTNERS, INC.

             For the Years Ended December 31, 1998, 1999 and 2000


(13) Selected Quarterly Operating Results (unaudited)

     The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 1999 and 2000 (in thousands, except per share amounts):

                                                       First             Second             Third             Fourth
                                                      Quarter            Quarter           Quarter            Quarter
                                                      -------            -------           -------            -------
1999
----
Net revenue........................................   $26,234            $28,139           $30,512            $32,467
Operating expenses.................................    23,537             25,137            27,321             28,879
Earnings from operations...........................     2,697              3,002             3,191              3,588
Earnings before income taxes.......................     2,413              2,607             2,685              2,896
Income taxes.......................................     1,059              1,143             1,127              1,259
Net earnings.......................................   $ 1,354            $ 1,464           $ 1,558            $ 1,637
Net earnings per share:
  Basic............................................   $  0.18            $  0.19           $  0.21            $  0.22
  Diluted..........................................   $  0.18            $  0.19           $  0.20            $  0.21
Weighted average common shares outstanding:
  Basic............................................     7,471              7,517             7,535              7,528
  Diluted..........................................     7,669              7,752             7,797              7,746

2000
----
Net revenue........................................   $34,130            $35,227           $36,901            $37,386
Operating expenses.................................    30,700             31,341            32,966             33,437
Earnings from operations...........................     3,430              3,886             3,935              3,949
Earnings before income taxes.......................     2,584              2,936             2,690              2,612
Income taxes.......................................     1,116              1,277             1,166              1,094
Net earnings.......................................   $ 1,468            $ 1,659           $ 1,524            $ 1,518
Net earnings per share:
  Basic............................................   $  0.21            $  0.23           $  0.21            $  0.21
  Diluted..........................................   $  0.20            $  0.23           $  0.21            $  0.21
Weighted average common shares outstanding:
  Basic............................................     7,125              7,099             7,122              7,131
  Diluted..........................................     7,325              7,307             7,325              7,325

(14) Subsequent Event

     In January 2001, three of the Company's affiliated dental groups, Park Dental, Associated Dental Care Providers and University Dental Associates, received notices of contract termination from Cigna Dental and Associated Dental Care Providers received notice of contract termination from Protective Life Corporation. The four contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000. The effective dates of termination for these four contracts are (i) July 31, 2001 for Park Dental, (ii) March 31, 2001 for University Dental Associates and (iii) March 31, 2001 (Cigna Dental) and April 8, 2001 (Protective Life) for Associated Dental Care Providers. These affiliates subsequently received proposed terms for new provider contracts from Cigna Dental. The affiliates found the proposed terms unacceptable, and the Company is working with them in evaluating their options in light of the termination notices. In evaluating options, the Company and its affiliates believe that the financial impact of not continuing as a provider with both dental benefit plan providers, while difficult to ascertain precisely, would be less severe than accepting the proposed provider relationships. While the exact outcome cannot be determined at this time, the Company believes the disruption being caused by the termination notices may impact net earnings for the first and second quarters of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

     The information set forth under the captions "Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the American Dental Partners, Inc. Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

          (a)(3)  Exhibits

          The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 47.

          (b) Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the three-month period ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 16/th/ day of March, 2001.

                                        American Dental Partners, Inc.



                              By:            /s/ Gregory A. Serrao
                                 -----------------------------------------------
                                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                        Capacity In Which Signed                 Date
              ---------                        ------------------------                 ----

        /s/ Gregory A. Serrao          Chairman, President and Chief               March 16, 2001
        ---------------------
          Gregory A. Serrao              Executive Officer and Director
                                         (principal executive officer)


         /s/  Breht T. Feigh           Vice President - Chief Financial Officer    March 16, 2001
         -------------------
           Breht T. Feigh                and Treasurer (principal financial
                                         officer)

        /s/  Kevin M. Eichner          Vice President - Controller (principal      March 16, 2001
        ---------------------
          Kevin M. Eichner               accounting officer)


     /s/  Dr. Gregory T. Swenson       Director                                    March 16, 2001
     ---------------------------
       Dr. Gregory T. Swenson


       /s/  Martin J. Mannion          Director                                    March 16, 2001
       ----------------------
          Martin J. Mannion


         /s/ James T. Kelly            Director                                    March 16, 2001
         ------------------
           James T. Kelly


        /s/  Derril W. Reeves          Director                                    March 16, 2001
        ---------------------
          Derril W. Reeves

                                 EXHIBIT INDEX

Exhibit
Number                       Exhibit Description
-------                      --------------------
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

   @.10(b)   American Dental Partners, Inc. Amended and Restated 1996 Stock Option
             Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4.

   +.10(c)   American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan,
             as amended by Amendment No. 1.

   @.10(d)   American Dental Partners, Inc. Amended and Restated 1996 Affiliate
             Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3.

   @.10(e)   American Dental Partners, Inc. Amended and Restated 1996 Directors
             Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No.
             4.

   *.10(f)   American Dental Partners, Inc. 1999 Restricted Stock Plan.

   *.10(g)   Amended and Restated Employment and Non-Competition Agreement dated
             January 2, 2001, between American Dental Partners, Inc. and Gregory A.
             Serrao.

    .10(h)   Employment and Noncompetition Agreement dated October 21, 1998, between
             American Dental Partners, Inc. and Lee S. Feldman.

   +.10(i) Employment and Noncompetition Agreement dated November 12, 1996, between PDHC, Ltd. and Gregory T. Swenson, D.D.S.

    +10(j)   Registration Rights Agreement dated November 11, 1996, among American
             Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.).

    +10(k)   Registration Rights Agreement dated December 13, 1996, between American
             Dental Partners, Inc. and Les L. Crane, D.D.S.

    +10(l)   Registration Rights Agreement dated December 23, 1996, among American
             Dental Partners, Inc. and certain of its stockholders (the former stockholders of Northpark Dental Group, Inc.).

    +10(m)   Registration Rights Agreement dated March 31, 1997, between American
             Dental Partners, Inc. and Lakeside Dental Group.

    +10(n)   Registration Rights Agreement dated May 22, 1997, between American
             Dental Partners, Inc. and Abel J. Soster, DMD.

     10(o)   Amended and Restated Service Agreement dated January 1, 1999, between
             PDHC, Ltd. and PDG, P.A.

     10(p)   Amended and Restated Service Agreement dated January 1, 1999, between
             Northpark Dental Group, Inc. and Wisconsin Dental Group, S.C.

   ++10(q)   Second Amended and Restated Revolving Credit Agreement dated July 31,
             2000, among American Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and Sovereign Bank as Documentation
             Agent.

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
             Christopher S. Hipp, D.D.S.

Exhibit
Number                           Exhibit Description
-------                          -------------------


 +10(t) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler.

 .10(u) Employment and Noncompetition Agreement dated January 1, 1999, between American Dental Partners, Inc. and Joseph V. Errante, D.D.S.

  *21    Subsidiaries of American Dental Partners, Inc.

  *23    Consent of KPMG LLP.


_____________
*    Filed herewith.

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

 .    Management contracts or compensatory plans or arrangements.

@ Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.

++ Previously filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2000 and incorporated herein by reference.