Form 10-Q
period 2001-03-31
AMERICAN DENTAL PARTNERS INC
filed 2001-05-15
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                                      or

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


                             X    YES   ______ NO
                            ----

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

     Common Stock, $0.01 par value, outstanding as of May 11, 2001: 7,241,429 shares

================================================================================

                        AMERICAN DENTAL PARTNERS, INC.

                                     INDEX
                                     -----

                                                                                                                Page
                                                                                                                ----
Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets at December 31, 2000
               and March 31, 2001 (unaudited)...........................................................           3

               Consolidated Statements of Earnings for the Three Months
               Ended March 31, 2000 and 2001 (unaudited)................................................           4

               Consolidated Statement of Stockholders' Equity for the
               Three Months Ended March 31, 2001 (unaudited)............................................           5

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2000 and 2001 (unaudited)................................................           6

               Notes to Interim Consolidated Financial Statements.......................................           7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................................          11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...............................          18

Part II.       Other Information

Item 1.        Legal Proceedings........................................................................          18

Item 2.        Changes in Securities and Use of Proceeds................................................          18

Item 3.        Defaults Upon Senior Securities..........................................................          18

Item 4.        Submission of Matters to a Vote of Security Holders......................................          18

Item 5.        Other Information........................................................................          18

Item 6.        Exhibits and Reports on Form 8-K.........................................................          19

Signatures     .........................................................................................          20

                        AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                              December 31,        March 31,
                                                                                                  2000              2001
                                                                                                  ----              ----
ASSETS                                                                                                          (unaudited)
Current assets:
    Cash and cash equivalents.........................................................          $    472          $  1,123
    Accounts receivable...............................................................               222               249
    Receivables due from affiliated dental groups.....................................            17,331            19,221
    Income taxes receivable...........................................................               255               398
    Inventories.......................................................................             1,764             1,795
    Prepaid expenses and other receivables............................................             1,962             2,348
    Deferred income taxes.............................................................               472               472
                                                                                                --------          --------
       Total current assets...........................................................            22,478            25,606
                                                                                                --------          --------

Property and equipment, net...........................................................            27,840            28,852
                                                                                                --------          --------
Non-current assets:
    Intangible assets,net.............................................................            81,083            80,214
    Deferred income taxes.............................................................               311               311
    Other assets......................................................................               871               827
                                                                                                --------          --------
       Total non-current assets.......................................................            82,265            81,352
                                                                                                --------          --------
       Total assets...................................................................          $132,583          $135,810
                                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..................................................................          $  7,198          $  7,224
    Accrued compensation, benefits and taxes..........................................             4,573             4,280
    Accrued expenses..................................................................             5,051             5,415
    Accrued special charges...........................................................                 -               980
    Current maturities of debt........................................................             1,593             1,593
                                                                                                --------          --------
       Total current liabilities......................................................            18,415            19,492
                                                                                                --------          --------
Non-current liabilities:
    Long-term debt....................................................................            55,330            56,640
    Other liabilities.................................................................               352               354
                                                                                                --------          --------
       Total non-current liabilities..................................................            55,682            56,994
                                                                                                --------          --------
       Total liabilities..............................................................            74,097            76,486
                                                                                                --------          --------

Stockholders' Equity:
    Preferred stock...................................................................                 -                 -
    Common stock......................................................................                76                77
    Additional paid-in capital........................................................            46,959            47,429
    Retained earnings.................................................................            14,695            15,062
    Treasury stock....................................................................            (3,244)           (3,244)
                                                                                                --------          --------
       Total stockholders' equity.....................................................            58,486            59,324
                                                                                                --------          --------
Commitments and contingencies
       Total liabilities and stockholders' equity.....................................          $132,583          $135,810
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

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                            2000          2001
                                                                                            ----          ----
Net revenue...................................................................             $34,130      $38,096
                                                                                           -------      -------
Operating expenses:
    Salaries and benefits.....................................................              16,460       18,027
    Lab fees and dental supplies..............................................               4,900        5,844
    Office occupancy..........................................................               3,374        4,044
    Other operating expenses..................................................               2,697        3,175
    General corporate expenses................................................               1,414        1,833
    Depreciation..............................................................               1,082        1,310
    Special charges...........................................................                   -        1,004
    Amortization of intangible assets.........................................                 773          895
                                                                                           -------      -------
       Total operating expenses...............................................              30,700       36,132
                                                                                           -------      -------
Earnings from operations......................................................               3,430        1,964
    Interest expense, net.....................................................                 846        1,287
                                                                                           -------      -------
Earnings before income taxes..................................................               2,584          677
    Income taxes..............................................................               1,116          310
                                                                                           -------      -------
    Net earnings..............................................................             $ 1,468      $   367
                                                                                           =======      =======
Net earnings per common share:
    Basic.....................................................................             $  0.21      $  0.05
    Diluted...................................................................             $  0.20      $  0.05
Weighted average common shares outstanding:
    Basic.....................................................................               7,125        7,179
    Diluted...................................................................               7,325        7,405


     See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                (in thousands)
                                  (unaudited)




                                               Number of Shares
                                              ------------------
                                              Common     Common                  Additional              Treasury        Total
                                               Stock     Stock In      Common      Paid-in    Retained    Stock at    Stockholders'
                                               Issued    Treasury       Stock      Capital    Earnings      Cost         Equity
                                               ------    --------       -----      -------    --------      ----         ------
Balance at December 31, 2000.................  7,601       (470)         $ 76      $ 46,959   $ 14,695    $ (3,244)      $ 58,486
   Issuance of common stock for
      employee stock purchase plan...........     24          -             -           147          -           -            147
   Issuance of common stock for
      exercised stock options, including
      tax benefit of $260,000................     86          -             1           323          -           -            324
   Net earnings..............................      -          -             -             -        367           -            367
                                               -----       ----          ----      --------   --------    --------       --------
Balance at March 31, 2001....................  7,711       (470)         $ 77      $ 47,429   $ 15,062    $ (3,244)      $ 59,324
                                               =====       ====          ====      ========   ========    ========       ========

     See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31
                                                                                                      --------------------------
                                                                                                          2000           2001
                                                                                                          ----           ----
Cash flows from operating activities:
     Net earnings...............................................................................         $ 1,468       $   367
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation...........................................................................           1,082         1,310
         Amortization of intangible assets......................................................             773           895
         Other amortization.....................................................................              21            57
         Changes in assets and liabilities, net of acquisitions and affiliations:
             Accounts receivable................................................................              80           (27)
             Receivables due from affiliated dental groups......................................          (1,948)       (1,880)
             Other current assets...............................................................            (290)         (423)
             Accounts payable and accrued expenses..............................................             660           358
             Accrued compensation, benefits and taxes...........................................            (206)         (285)
             Accrued special charges............................................................               -           980
             Income taxes payable and receivable, net...........................................           1,059           117
                                                                                                         -------       -------
                 Net cash provided by operating activities......................................           2,699         1,469
                                                                                                         -------       -------

Cash flows from investing activities:
     Acquisitions and affiliations, net of cash acquired........................................          (2,767)          (26)
     Capital expenditures, net..................................................................          (3,045)       (2,089)
     Contingent and deferred payments...........................................................             (39)         (185)
     Other......................................................................................            (246)          (39)
                                                                                                         -------       -------
                 Net cash used for investing activities.........................................          (6,097)       (2,339)
                                                                                                         -------       -------

Cash flows from financing activities:
     Borrowings under revolving line of credit, net.............................................           2,960         1,650
     Repayment of borrowings....................................................................            (285)         (340)
     Proceeds from issuance of common stock for the employee stock
         purchase  plan.........................................................................             189           147
     Proceeds from issuance of common stock for exercise of stock options.......................               -            64
     Repurchase of common stock.................................................................            (288)            -
                                                                                                         -------       -------
                 Net cash provided by financing activities......................................           2,576         1,521
                                                                                                         -------       -------

Increase (decrease) in cash and cash equivalents................................................            (822)          651
Cash and cash equivalents at beginning of period................................................           2,325           472
                                                                                                         -------       -------
Cash and cash equivalents at end of period......................................................         $ 1,503       $ 1,123
                                                                                                         =======       =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net..............................................         $   692       $   938
                                                                                                         =======       =======
     Cash paid during the period for income taxes, net..........................................         $    57       $   193
                                                                                                         =======       =======

Acquisitions and affiliations:
     Assets acquired............................................................................         $ 3,726       $    26
     Liabilities assumed and issued.............................................................            (959)            -
     Common stock issued........................................................................               -             -
                                                                                                         -------       -------
     Cash paid..................................................................................           2,767            26
     Less cash acquired.........................................................................               -             -
                                                                                                         -------       -------
                 Net cash paid for acquisitions and affiliations................................         $ 2,767       $    26
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

     The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2000 included in the annual report on Form 10-K.


(2)  Adjusted Gross Revenue and Net Revenue

     Adjusted Gross Revenue - Affiliated Dental Groups

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                      ------------------------------------
                                                                                            2000                 2001
                                                                                      ---------------     ----------------
Adjusted gross revenue - affiliated dental groups.................................        $46,050              $53,691
Amounts retained by affiliated dental groups......................................         14,581               18,218
                                                                                          -------              -------
Net revenue earned by the Company under service agreements........................        $31,469              $35,473
                                                                                          =======              =======

Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. Net revenue consisted of the following (in thousands):

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                      ------------------------------------
                                                                                            2000                 2001
                                                                                      ---------------     ----------------
Reimbursement of expenses:
  Rent expense..................................................................            $ 2,434              $ 2,904
  Other operating expenses......................................................             20,889               23,949
                                                                                            -------              -------
    Total reimbursement of expenses.............................................             23,323               26,853
                                                                                            -------              -------
Business service fees:
  Monthly fee...................................................................              6,960                7,955
  Additional variable fee.......................................................              1,186                  665
                                                                                            -------              -------
    Total business service fees.................................................              8,146                8,620
                                                                                            -------              -------
    Net revenue earned by the Company under service agreements..................             31,469               35,473
Revenue related to the arrangement of the provision of care to patients and
other...........................................................................              2,661                2,623
                                                                                            -------              -------
Total net revenue...............................................................            $34,130              $38,096
                                                                                            =======              =======

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Net revenue from the Company's service agreement with Park Dental represented approximately 33% and 31% of its consolidated net revenue for the three months ended March 31, 2000 and 2001, respectively.

(3)  Special Charges and Other Non-recurring Expenses

     Special Charges

     In January 2001, three of the Company's affiliated dental groups, Park Dental, Associated Dental Care Providers and University Dental Associates received notices of contract terminations, from Cigna Dental and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. The four contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000. The effective dates of termination for these four contracts are: (i) July 31, 2001 for Park Dental; (ii) March 31, 2001 for University Dental Associates; and (iii) March 31, 2001 (Cigna Dental) and April 8, 2001 (Protective Life) for Associated Dental Care Providers. Subsequent to receipt of the notice of contract terminations, these affiliated dental groups received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. Ultimately, these affiliated dental groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life.

     The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the Company's offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna as staff model dental practices, Associated Dental's financial performance was heavily dependent upon its contract with Cigna. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and operate others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. Correspondingly, the Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental will provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment.

     The following is a summary of the special charges for the three months ended March 31, 2001:


           Facility closures.............................   $  540,000
           Reduction in work force.......................      425,000
           Patient communication and other...............       39,000
                                                            ----------
                   Total special charges.................   $1,004,000
                                                            ==========

     In the first quarter of 2001, the Company paid $24,000 of these special charges, related to patient communication. It is expected that the majority of the remaining $980,000 of special charges will be paid in the second and third quarters of 2001.

     Other Non-recurring Expenses

     In addition to the special charges described above, the Company accrued $470,000 for other non-recurring expenses. These costs include $143,000 for deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix and $327,000 for management restructuring and relocation. $178,000 of these non-recurring costs are included in other operating expenses and $292,000 are included in general corporate expenses in the Company's consolidated statement of earnings.

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

     The components of basic and diluted earnings per share computations for the three months ended March 31 are as follows (in thousands, except per share data):

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2000                2001
                                                                                 -----------          ---------
     Basic Earnings Per Share
     Net earnings available to common stockholders...................                $1,468             $  367
                                                                                     ======             ======

     Weighted average common shares outstanding......................                 7,125              7,179
                                                                                     ======             ======

     Net earnings per share..........................................                $ 0.21             $ 0.05
                                                                                     ======             ======
     Diluted Earnings Per Share
     Net earnings available to common stockholders...................                $1,468             $  367
                                                                                     ======             ======

     Weighted average common shares outstanding......................                 7,125              7,179
     Add: Dilutive effect of options/(1)/............................                   200                226
                                                                                      -----              -----
     Weighted average common shares as adjusted......................                 7,325              7,405
                                                                                     ======             ======

     Net earnings per share..........................................                $ 0.20             $ 0.05
                                                                                     ======             ======

________________________

     (1) In the first three months of 2001, 541,440 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Overview

     American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to March 31, 2001, we completed 41 affiliation transactions, comprising 19 dental groups, and at March 31, 2001, we operated 154 dental facilities with 1,388 operatories in 14 states.


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

     We are currently in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more intently on internal operations over the next 12 months. Accordingly, there can be no assurance that we will consummate future affiliations.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Affiliate Adjusted Gross Revenue Compared to Net Revenue

     Affiliated Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the three months ended March 31, 2000 was approximately 47% fee-for-service, 19% PPO plans and 34% capitated managed care plans. For the three months ended March 31, 2001, the aggregate payor mix percentage of our affiliated groups was approximately 46% fee-for-service, 21% PPO plans and 33% capitated managed care plans.

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

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically, and we expect this trend to continue. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 31.7% in the first quarter of 2000 to 33.9% in the first quarter of 2001. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue (as well as a percentage of our net revenue).

     Net Revenue

     Our net revenue represents primarily reimbursement of expenses and fees charged to the affiliated dental groups pursuant to the terms of the long-term service agreements under which we agree to provide business services. Under such agreements, the affiliated dental groups reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal budgeting process. Additionally, our net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 2 of "Notes to Interim Consolidated Financial Statements."

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 2001

     Overview

     Our net earnings amounted to $1,468,000 or diluted earnings per share of $0.20 for the three months ended March 31, 2000, as compared with net earnings of $367,000 or diluted earnings per share of $0.05 for the three months ended March 31, 2001. Excluding special charges of $1,004,000 and other non-recurring expenses of $470,000, net earnings would have amounted to $1,210,000 or diluted earnings per share of $0.16 for the three months ended March 31, 2001. The decrease in net earnings from the same period in 2000 is primarily attributable to the disruption and loss of business associated with the contract terminations received by three of our affiliates and higher interest expense in 2001 (see
Note 3 to "Notes to Interim Consolidated Financial Statements").

     Net Revenue

     Net revenue increased 12% from $34,130,000 for the three months ended March 31, 2000 to $38,096,000 for the three months ended March 31, 2001. The increase in net revenue is due to same market growth from dental groups which were our affiliates during the entirety of both the three months ended March 31, 2000 and 2001 and the inclusion of revenue derived from service agreements entered into in connection with affiliation transactions in 2000 and 2001. The increase in net revenue from these sources were partially offset by the disruption and loss of business associated with the contract terminations by Cigna Dental and Protective Life which were received by three of our affiliated dental groups.

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

     Salaries and benefits expense as a percentage of net revenue decreased from 48.2% for the three months ended March 31, 2000 to 47.3% for the three months ended March 31, 2001 as a result of increased business in states where the PC's are required to employ the dental hygienists and dental assistants, more efficient utilization of staff in existing facilities and leveraging of local and regional management and administrative resources in certain markets. These costs savings were partially offset by the affiliation with practices with a generally higher ratio of staffing costs to net revenue in their respective markets compared to the existing base of affiliates and wage inflation due to tight labor markets in the dental sector. We anticipate such wage inflation pressures will continue for the foreseeable future.

     Lab Fees and Dental Supplies Expense

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased from 14.4% for the three months ended March 31, 2000 to 15.3% for the three months ended March 31, 2001 primarily as a result of price increases from certain lab providers due to the increase in costs of certain precious metals and their internal wage inflation. In addition, the affiliation with practices with a generally higher ratio of lab fees and dental supplies expense to net revenue compared to the existing base of affiliates further increased this expense category as a percentage of net revenue. In 2001, we continued to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. We believe such price inflation will continue for the foreseeable future. While the lab fees and dental supplies expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

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

     Office occupancy expense as a percentage of net revenue increased from 9.9% for the three months ended March 31, 2000 to 10.6% for the three months ended March 31, 2001 primarily as a result of the investment in the relocation and addition of new dental facilities. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the three months ended March 31, 2001 we relocated one facility in Minnesota. These investments in facilities increased our physical capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue.

     In addition, office occupancy expense as a percentage of net revenue increased in the three months ended March 31, 2001 due to the affiliation with practices with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of affiliates. These increased costs were partially offset by better utilization of capacity in existing facilities and the leveraging of local and regional management office occupancy expense in certain markets.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. While office occupancy expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Other Operating Expenses

     Other operating expenses increased as a percentage of net revenue from 7.9% for the three months ended March 31, 2000 to 8.3% for the three months ended March 31, 2001 due to the inclusion of non-recurring expenses in 2001 of $178,000 related to costs associated with the deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix and the relocation of certain resource center personnel (see
Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these non-recurring expenses, other operating expenses as a percentage of net revenue were consistent with the first three months of 2000 at 7.9%.

     General Corporate Expenses

     General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses increased as a percentage of net revenue from 4.1% for the three months ended March 31, 2000 to 4.8% for the three months ended March 31, 2001 due to the inclusion of non-recurring expenses in 2001 of $292,000 related to costs associated with the restructuring of management. These costs included separation and relocation of certain management personnel (see Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these non-recurring expenses, general corporate expenses as a percentage of net revenue were 4.0% for the three months ended March 31, 2001, reflecting continued leverage of these costs. The level of general corporate expenses may continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these costs will decline as a percentage of net revenue in the future.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Depreciation

     Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense increased as a percentage of net revenue from 3.2% for the three months ended March 31, 2000 to 3.4% for the three months ended March 31, 2001 primarily due to the depreciation of assets acquired in affiliation transactions and capital expenditures associated with the investment in the relocation and addition of new dental facilities in certain markets. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the three month period ended March 31, 2001 we relocated a facility in Minnesota. These capital expenditures increased our capacity to allow for future growth. This increase in depreciation expense as a percentage of net revenue was partially offset by leveraging the costs in existing facilities.

     We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than historical levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase. While depreciation expense has increased as a percentage of net revenue, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Special Charges

     Special charges represent a provision for costs associated with reductions in physical capacity in Arizona and patient communications as a result of contract terminations received by three of our affiliates from Cigna Dental and Protective Life. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses. We expect the operating expense savings resulting from the special charges will nearly offset the loss of revenue from the Cigna Dental and Protective Life contract terminations. For further information on these special charges, see Note 3 to "Notes to Interim Consolidated Financial Statements."

     Amortization of Intangible Assets

     Total amortization expense increased for the three months ended March 31, 2001 as a result of intangible assets recorded in connection with the 10 affiliation transactions completed in 2000 and 2001, but remained constant as a percentage of net revenue for the three months ended March 31, 2000 and 2001 at 2.3%. Amortization of intangible assets could increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months we expect to complete fewer affiliations than we historically have.

     Interest Expense, Net

     Net interest expense increased for the three months ended March 31, 2001 primarily as a result of increased average borrowings under our revolving credit facility to fund the affiliation transactions and a portion of capital expenditures in 2000 and 2001. In addition, the issuance of subordinated notes in connection with these affiliation transactions contributed to higher interest expense for the three months ended March 31, 2001. Increased financing costs associated with amending our revolving credit facility in July 2000 further increased interest expense for the three months ended March 31, 2001. These increases in interest expense were partially offset by a lower overall market interest rate for the three months ended March 31, 2001. We believe interest expense may not increase through 2001 at the rate it did in 2000 due to lower anticipated overall average market interest rates and a reduced level of affiliation transactions and capital expenditures.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Income Taxes

     Our effective tax rate was approximately 43.2% and 45.8% for the three months ended March 31, 2000 and 2001, respectively. Excluding the special charges and other non-recurring expenses, the effective tax rate for the three months ended March 31, 2001 would have been approximately 43.7%. The increase in the effective tax rate to this normalized 2001 rate is primarily due to an increase in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes. This proportionate increase in non-deductible amortization is due to a decrease in estimated pre-tax income in 2001 from 2000 due to the disruption and loss of business associated with the contract terminations received by three of our affiliates and higher interest expense in 2001. This increase in the effective tax rate was partially offset by a lower Federal statutory rate resulting from this decreased estimated pre-tax income.

Pro Forma Impact of Special Charges and Other Non-recurring Expenses

     The following is a pro forma consolidated statement of operations for the three months ended March 31, 2001 which excludes these special charges and other non-recurring expenses (in thousands, except per share amounts):

                                                                                      Special Charges
                                                                                         and Other
                                                                                       Non-recurring
                                                                       Actual           Expenses         Pro Forma
                                                                       -------          --------         ---------
Net revenue....................................................        $38,096          $      -         $  38,096
                                                                       -------          --------         ---------
Operating expenses:
   Salaries and benefits.......................................         18,027                 -            18,027
   Lab fees and dental supplies................................          5,844                 -             5,844
   Office occupancy............................................          4,044                 -             4,044
   Other operating expenses....................................          3,175              (178)            2,997
   General corporate expenses..................................          1,833              (292)            1,541
   Special charges.............................................          1,004            (1,004)                -
   Depreciation................................................          1,310                 -             1,310
   Amortization of intangibles assets..........................            895                 -               895
                                                                       -------          --------         ---------
       Total operating expenses................................         36,132            (1,474)           34,658
                                                                       -------          --------         ---------
Earnings from operations.......................................          1,964             1,474             3,438
   Interest expense, net.......................................          1,287                 -             1,287
                                                                       -------          --------         ---------
Earnings before income taxes...................................            677             1,474             2,151
   Income taxes................................................            310               631               941
                                                                       -------          --------         ---------
   Net earnings................................................        $   367          $    843         $   1,210
                                                                       =======          ========         =========

Net earnings per common share:
   Basic.......................................................        $  0.05           $  0.12           $  0.17
   Diluted.....................................................        $  0.05           $  0.11           $  0.16
Weighted average common shares outstanding:
   Basic.......................................................          7,179             7,179             7,179
   Diluted.....................................................          7,405             7,405             7,405

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

     For the three months ended March 31, 2000 and 2001, cash provided by operating activities amounted to $2,699,000 and $1,469,000, respectively. The decrease in cash from operations resulted primarily from a decrease in earnings as a result of the contract terminations mentioned previously. Cash from operations was further affected by the increase in receivables due from affiliated dental groups, an increase in the amount of cash paid for interest in 2001 compared to 2000 and cash paid for special charges and other non-recurring expenses of $176,000.

                        AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



     For the three months ended March 31, 2000 and 2001, cash used in investing activities amounted to $6,097,000 and $2,339,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $2,767,000 and $26,000 for 2000 and 2001, respectively. Cash used for capital expenditures was $3,045,000 and $2,089,000 for 2000 and 2001, respectively. Capital expenditures for 2000 included costs associated with the addition of a new dental facility in North Carolina and the relocation and/or expansion of 15 dental facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. Capital expenditures for 2001 included costs associated with the relocation of one dental facility in Minnesota and costs associated with the future completion of two new dental facilities in Maryland and Texas, the refurbishment, expansion or relocation of three dental facilities in Minnesota and Texas. Although we expect to continue to make meaningful capital expenditures, we expect capital expenditures in 2001 to be less than 2000.

     For the three months ended March 31, 2000 and 2001, cash provided by financing activities amounted to $2,576,000 and $1,521,000, respectively. Cash provided by financing activities in 2000 resulted from net borrowings under our revolving line of credit of $2,960,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $189,000, offset by the repayment of certain indebtedness of $285,000 and the repurchase of 40,000 shares of our Common Stock for $288,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $1,650,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $147,000, proceeds from the issuance of common stock for stock options exercised of $64,000, offset by the repayment of indebtedness of $340,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of March 31, 2001 was $50,707,000.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of March 31, 2001, 679,878 shares and $20,736,500 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In the past three years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of common stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified.

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

     We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, payment of special charges and other non-recurring expenses, capital expenditures, Common Stock repurchases and affiliations (although at a reduced rate compared to 2000) for at least the next 12 months.

                        AMERICAN DENTAL PARTNERS, INC.
                        PART I.  FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk.

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins, ranging from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans, based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow.
We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2001 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $507,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.



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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Not Applicable.

          (b)  Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                        AMERICAN DENTAL PARTNERS, INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AMERICAN DENTAL PARTNERS, INC.


May 11, 2001                     /s/ Gregory A. Serrao
                                 ------------------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer



May 11, 2001                     /s/ Breht T. Feigh
                                 ------------------------------------------
                                 Breht T. Feigh
                                 Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)


May 11, 2001                     /s/ Kevin M. Eichner
                                 ------------------------------------------
                                 Kevin M. Eichner
                                 Vice President, Controller
                                 (principal accounting officer)