Form 10-Q
period 2001-06-30
AMERICAN DENTAL PARTNERS INC
filed 2001-08-13
CIK 1028087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

                                   FORM 10-Q
                                   ---------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

     Common Stock, $0.01 par value, outstanding as of August 10, 2001:
7,166,805 shares

                          AMERICAN DENTAL PARTNERS, INC.


                                     INDEX
                                     -----

                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 2000
          and June 30, 2001 (unaudited)...................................................            3

          Consolidated Statements of Earnings for the Three Months and Six Months
          Ended June 30, 2000 and 2001 (unaudited)........................................            4

          Consolidated Statement of Stockholders' Equity for the
          Six Months Ended June 30, 2001 (unaudited) .....................................            5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 2001 (unaudited)........................................            6

          Notes to Interim Consolidated Financial Statements .............................            7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................           10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................           18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................           19

Item 2.   Changes in Securities and Use of Proceeds.......................................           19

Item 3.   Defaults Upon Senior Securities.................................................           19

Item 4.   Submission of Matters to a Vote of Security Holders.............................           19

Item 5.   Other Information...............................................................           19

Item 6.   Exhibits and Reports on Form 8-K................................................           19

Signatures................................................................................           20

Exhibit Index.............................................................................           21

                        AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,      JUNE 30,
                                                                                             2000            2001
                                                                                         ------------     -----------
                                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents.........................................................      $    472       $  1,241
   Accounts receivable...............................................................           222            263
   Receivables due from affiliated dental groups.....................................        17,331         18,250
   Income taxes receivable...........................................................           255            200
   Inventories.......................................................................         1,764          1,816
   Prepaid expenses and other receivables............................................         1,962          2,243
   Deferred income taxes.............................................................           472            472
                                                                                           --------       --------
      Total current assets...........................................................        22,478         24,485
                                                                                           --------       --------

Property and equipment, net..........................................................        27,840         29,508
Non-current assets:
   Intangible assets, net............................................................        81,083         80,200
   Deferred income taxes.............................................................           311            311
Other assets.........................................................................           871            757
                                                                                           --------       --------
      Total non-current assets.......................................................        82,265         81,268
                                                                                           --------       --------
      Total assets...................................................................      $132,583       $135,261
                                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................      $  7,198       $  7,460
   Accrued compensation, benefits and taxes..........................................         4,573          3,985
   Accrued expenses..................................................................         5,051          4,478
   Accrued special charges...........................................................             -            619
   Current maturities of debt........................................................         1,593          1,603
                                                                                           --------       --------
      Total current liabilities......................................................        18,415         18,145
                                                                                           --------       --------
Non-current liabilities:
   Long-term debt....................................................................        55,330         57,131
   Other liabilities.................................................................           352            280
                                                                                           --------       --------
      Total non-current liabilities..................................................        55,682         57,411
                                                                                           --------       --------
      Total liabilities..............................................................        74,097         75,556
                                                                                           --------       --------
Stockholders' equity:
   Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no
      shares issued or outstanding...................................................             -              -
   Common stock, par value $0.01 per share, 25,000,000 shares authorized,
      7,600,532 and 7,711,429, shares issued and 7,130,532 and 7,128,929 shares
      outstanding....................................................................            76             77
   Additional paid-in capital........................................................        46,959         47,429
   Retained earnings.................................................................        14,695         16,073
   Treasury stock, at cost, 470,000 and 582,500 shares...............................        (3,244)        (3,874)
                                                                                           --------       --------
      Total stockholders' equity.....................................................        58,486         59,705
                                                                                           --------       --------
Commitments and contingencies
      Total liabilities and stockholders' equity.....................................      $132,583       $135,261
                                                                                           ========       ========

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                    ----------------------   ------------------------
                                                                      2000          2001       2000            2001
                                                                    --------      --------   --------        --------

Net revenue.................................................         $35,227       $36,568    $69,357         $74,664
                                                                    --------      --------   --------        --------
Operating expenses:
   Salaries and benefits....................................          16,716        17,300     33,176          35,327
   Lab fees and dental supplies.............................           5,110         5,801     10,010          11,645
   Office occupancy.........................................           3,561         4,027      6,935           8,071
   Other operating expenses.................................           2,749         2,941      5,446           6,116
   General corporate expenses...............................           1,271         1,272      2,685           3,105
   Depreciation.............................................           1,110         1,320      2,192           2,630
   Amortization of intangible assets........................             824           928      1,597           1,823
   Special charges..........................................               -             -          -           1,004
                                                                    --------      --------   --------        --------
      Total operating expenses..............................          31,341        33,589     62,041          69,721
                                                                    --------      --------   --------        --------
Earnings from operations....................................           3,886         2,979      7,316           4,943
   Interest expense, net....................................             950         1,141      1,796           2,428
                                                                    --------      --------   --------        --------
Earnings before income taxes................................           2,936         1,838      5,520           2,515
   Income taxes.............................................           1,277           827      2,393           1,137
                                                                    --------      --------   --------        --------
Net earnings................................................         $ 1,659       $ 1,011    $ 3,127         $ 1,378
                                                                    ========      ========   ========        ========

Net earnings per common share:
   Basic....................................................           $0.23         $0.14      $0.44           $0.19
   Diluted..................................................           $0.23         $0.14      $0.43           $0.19
Weighted average common shares outstanding:
   Basic....................................................           7,099         7,218      7,112           7,199
   Diluted..................................................           7,307         7,362      7,316           7,384

      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                (IN THOUSANDS)
                                  (UNAUDITED)





                                            NUMBER OF SHARES
                                            ----------------
                                            COMMON    COMMON              ADDITIONAL            TREASURY       TOTAL
                                            STOCK    STOCK IN    COMMON    PAID-IN    RETAINED  STOCK AT   STOCKHOLDERS'
                                            ISSUED   TREASURY    STOCK     CAPITAL    EARNINGS    COST         EQUITY
                                            ------   --------    ------   ----------  --------  ---------  --------------
Balance at December 31, 2000............     7,601     (470)       $76       $46,959   $14,695   $(3,244)       $58,486
   Issuance of common stock for
      employee stock purchase plan......        24        -          -           147         -         -            147
   Issuance of common stock for
      exercised stock options,
      including tax benefit of
      $260,000..........................        86        -          1           323         -         -            324
   Repurchase of shares.................         -     (112)         -             -         -      (630)          (630)
   Net earnings.........................         -        -          -             -     1,378         -          1,378
                                             -----     ----        ---       -------   -------   -------        -------
Balance at June 30, 2001................     7,711     (582)       $77       $47,429   $16,073   $(3,874)       $59,705
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

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                  ---------------------
                                                                                                    2000         2001
                                                                                                  --------     --------
Cash flows from operating activities:
   Net earnings...........................................................................        $  3,127      $ 1,378
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation.....................................................................           2,192        2,630
         Amortization of intangible assets................................................           1,597        1,823
         Other amortization...............................................................              41          114
         Changes in assets and liabilities, net of acquisitions and affiliations
            Accounts receivable...........................................................             597          (41)
            Receivables due from affiliated dental groups.................................          (3,090)        (909)
            Other current assets..........................................................            (492)        (340)
            Accounts payable and accrued expenses.........................................             601         (234)
            Accrued compensation, benefits and taxes......................................              19         (580)
            Accrued special charges.......................................................               -          647
            Income taxes payable and receivable, net......................................             522          315
                                                                                                  --------     --------
               Net cash provided by operating activities..................................           5,114        4,803
                                                                                                  --------     --------

Cash flows from investing activities:
   Acquisitions and affiliations, net of cash acquired....................................         (11,060)      (1,028)
   Capital expenditures, net..............................................................          (5,963)      (3,856)
   Contingent and deferred payments.......................................................            (370)        (530)
   Other..................................................................................            (461)          58
                                                                                                  --------     --------
               Net cash used for investing activities.....................................         (17,854)      (5,356)
                                                                                                  --------     --------

Cash flows from financing activities:
   Borrowings under revolving line of credit, net.........................................          12,210        2,300
   Repayment of borrowings................................................................            (542)        (559)
   Common stock issued for the employee stock purchase plan...............................             189          147
   Proceeds from issuance of common stock for exercise of stock options...................               -           64
   Repurchase of common stock.............................................................            (288)        (630)
   Payment of debt issuance costs.........................................................            (101)           -
                                                                                                  --------     --------
              Net cash provided by financing activities...................................          11,468        1,322
                                                                                                  --------     --------

Increase (decrease) in cash and cash equivalents..........................................          (1,272)         769
Cash and cash equivalents at beginning of period..........................................           2,325          472
                                                                                                  --------     --------
Cash and cash equivalents at end of period................................................        $  1,053      $ 1,241
                                                                                                  ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net..........................................        $  1,502      $ 2,346
                                                                                                  ========     ========
   Cash paid during the period for income taxes, net......................................        $  1,831      $   822
                                                                                                  ========     ========

Acquisitions and affiliations:
   Assets acquired........................................................................        $ 12,881      $ 1,098
   Liabilities assumed and issued.........................................................          (1,821)         (70)
   Cash paid..............................................................................          11,060        1,028
   Less cash acquired.....................................................................               -            -
                                                                                                  --------     --------
              Net cash paid for acquisitions and affiliations.............................        $ 11,060      $ 1,028
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


(2)  ADJUSTED GROSS REVENUE AND NET REVENUE

     Adjusted Gross Revenue - Affiliated Dental Groups

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                   -------------------------         -------------------------
                                                                      2000           2001               2000           2001
                                                                   ----------     ----------         ----------     ----------
Adjusted gross revenue - affiliated dental groups...........          $47,473        $51,690            $93,523       $105,381
Amounts retained by affiliated dental groups................           15,013         17,812             29,594         36,030
                                                                     --------       --------           --------       --------
Net revenue earned by the Company under service agreements..          $32,460        $33,878            $63,929       $ 69,351
                                                                     ========       ========           ========       ========

Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. Net revenue consisted of the following (in thousands):

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                   -------------------------         -------------------------
                                                                      2000           2001               2000           2001
                                                                   ----------     ----------         ----------     ----------
Reimbursement of expenses:
   Rent expense.............................................          $ 2,549        $ 2,928            $ 4,983        $ 5,832
   Other operating expenses.................................           21,482         23,515             42,371         47,464
                                                                     --------       --------           --------       --------
      Total reimbursement of expenses.......................           24,031         26,443             47,354         53,296
                                                                     --------       --------           --------       --------
Business service fees:
   Monthly fee..............................................            7,297          7,070             14,257         15,025
   Additional variable fee..................................            1,132            365              2,318          1,030
                                                                     --------       --------           --------       --------
      Total business service fees...........................            8,429          7,435             16,575         16,055
                                                                     --------       --------           --------       --------
      Net revenue earned by the Company under
         service agreements.................................           32,460         33,878             63,929         69,351
Revenue related to the arrangement of the provision of
   care to patients and other...............................            2,767          2,690              5,428          5,313
                                                                     --------       --------           --------       --------
      Total net revenue.....................................          $35,227        $36,568            $69,357        $74,664
                                                                     ========       ========           ========       ========

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Net revenue from the Company's service agreement with Park Dental represented approximately 33% of its consolidated net revenue for each of the second quarters of 2000 and 2001 and 33% and 32% for the six-month periods ending June 30, 2000 and 2001, respectively.

(3)  SPECIAL CHARGES AND OTHER UNUSUAL EXPENSES

     Special Charges

     In January 2001, three of the Company's affiliated dental groups, Park Dental, Associated Dental Care Providers and University Dental Associates received notices of contract terminations from Cigna Dental and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. The four contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000. The effective dates of termination for these four contracts are: (i) July 31, 2001 for Park Dental; (ii) March 31, 2001 for University Dental Associates; and (iii) March 31, 2001 (Cigna Dental) and April 8, 2001 (Protective Life) for Associated Dental Care Providers. Subsequent to receipt of the notices of contract terminations, these affiliated dental groups received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. Ultimately, these affiliated dental groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life.

     The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the Company's offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna as staff model dental practices, Associated Dental's financial performance was heavily dependent upon its contract with Cigna. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and operate others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. Correspondingly, the Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000, of which $24,000 was paid in cash in the same quarter.

     The following table summarizes the recorded accruals and uses of the above special charges:

                                                                       REDUCTION IN            PATIENT
                                                    FACILITY           REDUCTION IN         COMMUNICATION
                                                    CLOSURES            WORK FORCE            AND OTHER              TOTAL
                                                ---------------        ------------        ---------------       -------------
Accrual balance as of                                  $540,000           $ 425,000               $ 15,000           $ 980,000
              March 31, 2001
     Cash payments......................                (67,000)           (237,000)               (29,000)           (333,000)
     Non-cash items.....................                (28,000)                  -                      -             (28,000)
                                                       --------           ---------               --------           ---------
Accrual balance as of
              June 30, 2001                            $445,000           $ 188,000               $(14,000)          $ 619,000
                                                       ========           =========               ========           =========


     It is expected that approximately $70,000 of the remaining $619,000 of special charges will be paid in the third quarter of 2001 and the remaining balance will be paid over the terms of the leases and employee contract through April 2004.

                        AMERICAN DENTAL PARTNERS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Other Unusual Expenses

     In the first quarter of 2001, in addition to the special charges described above, the Company accrued $470,000 for other unusual expenses. These costs included $143,000 for deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix and patient communication costs and $327,000 for management restructuring and relocation. $178,000 of these unusual costs have been included in other operating expenses and $292,000 have been included in general corporate expenses in the Company's consolidated statement of earnings.


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

     The components of basic and diluted earnings per share computations for the three months and six months ended June 30 are as follows (in thousands, except per share data):

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                    ---------------------    ---------------------
                                                                      2000         2001        2000         2001
                                                                    --------     --------    --------     --------
BASIC EARNINGS PER SHARE
Net earnings available to common stockholders....................     $1,659       $1,011      $3,127       $1,378
                                                                      ======       ======      ======       ======

Weighted average common shares outstanding.......................      7,099        7,218       7,112        7,199
                                                                      ======       ======      ======       ======

Net earnings per share...........................................     $ 0.23       $ 0.14      $ 0.44       $ 0.19
                                                                      ======       ======      ======       ======

DILUTED EARNINGS PER SHARE
Net earnings available to common stockholders....................     $1,659       $1,011      $3,127       $1,378
                                                                      ======       ======      ======       ======

Weighted average common shares outstanding.......................      7,099        7,218       7,112        7,199
Add:   Dilutive effect of options (1)............................        208          144         204          185
                                                                      ------       ------      ------       ------
Weighted average common shares as adjusted.......................      7,307        7,362       7,316        7,384
                                                                      ======       ======      ======       ======

Net earnings per share...........................................     $ 0.23       $ 0.14      $ 0.43       $ 0.19
                                                                      ======       ======      ======       ======

________________________

(1) Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,054,104 and 699,270 for the second quarter of 2001 and the six-month period ending June 30, 2001, respectively.

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

OVERVIEW

     American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to June 30, 2001, we completed 42 affiliation transactions, comprising 19 dental groups, and at June 30, 2001, we operated 154 dental facilities with 1,368 operatories in 14 states.

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

     We are currently in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more intently on internal operations during 2001. Accordingly, there can be no assurance that we will consummate future affiliations.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


AFFILIATE ADJUSTED GROSS REVENUE COMPARED TO NET REVENUE

     Affiliated Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the six months ended June 30, 2000 was approximately 47% fee-for-service, 20% PPO plans and 33% capitated managed care plans. For the six months ended June 30, 2001, the aggregate payor mix percentage of our affiliated groups was approximately 47% fee-for-service, 24% PPO plans and 29% capitated managed care plans.

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

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically, and we expect this trend to continue. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 31.6% in the second quarter of 2000 to 34.5% in the second quarter of 2001 and from 31.6% to 34.2% for the six months ended June 30, 2000 and 2001, respectively. We incur costs to operate and support the affiliate adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue (as well as a percentage of our net revenue).

     Net Revenue

     Our net revenue represents primarily reimbursement of expenses and fees charged to the affiliated dental groups pursuant to the terms of the long-term service agreements under which we agree to provide business services. Under such agreements, the affiliated dental groups reimburse us for actual expenses incurred in connection with the operation and administration of the dental facilities and pay fees to us for our business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreements between the affiliated dental groups and us in a formal budgeting process. Additionally, our net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 2 of "Notes to Interim Consolidated Financial Statements."

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



RESULTS OF OPERATIONS

     Overview

     Our net earnings amounted to $1,659,000 or diluted earnings per share of $0.23 for the three months ended June 30, 2000, as compared with net earnings of $1,011,000 or diluted earnings per share of $0.14 for the three months ended June 30, 2001. Our net earnings amounted to $3,127,000 or diluted earnings per share of $0.43 for the six months ended June 30, 2000, as compared with net earnings of $1,378,000 or diluted earnings per share of $0.19 for the six months ended June 30, 2001. Excluding special charges of $1,004,000 and other unusual expenses of $470,000, net earnings would have amounted to $2,264,000 or diluted earnings per share of $0.31 for the six months ended June 30, 2001. The decrease in net earnings from the same period in 2000 is primarily attributable to the disruption and loss of business associated with the contract terminations received by three of our affiliates and higher interest expense in 2001 (see
Note 3 to "Notes to Interim Consolidated Financial Statements").

     Net Revenue

     Net revenue increased 4% from $35,227,000 for the three months ended June 30, 2000 to $36,568,000 for the three months ended June 30, 2001. Net revenue increased 8% from $69,357,000 for the six months ended June 30, 2000 to $74,664,000 for the six months ended June 30, 2001. The increase in net revenue is due to same market growth from dental groups which were our affiliates during the entirety of both the three and six months ended June 30, 2000 and 2001 and the inclusion of revenue derived from service agreements entered into in connection with affiliation transactions in 2000 and 2001. The increase in net revenue from these sources were partially offset by the disruption and loss of business associated with the contract terminations by Cigna Dental and Protective Life which were received by three of our affiliated dental groups.

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

     Salaries and benefits expense as a percentage of net revenue decreased from 47.5% for the three months ended June 30, 2000 to 47.3% for the three months ended June 30, 2001 and from 47.8% for the six months ended June 30, 2000 to 47.3% for the six months ended June 30, 2001 as a result of increased business in states where the PC's are required to employ the dental hygienists and dental assistants, the affiliation with practices with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of affiliates and leveraging of local and regional management and administrative resources in certain markets. These costs savings were diluted by the impact of lost revenue associated with the contract terminations by Cigna Dental and Protective Life while maintaining a certain staff level to accommodate future replacement business and wage inflation due to tight labor markets in the dental sector. We anticipate such wage inflation pressures will continue for the foreseeable future.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Lab Fees and Dental Supplies Expense

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased from 14.5% for the three months ended June 30, 2000 to 15.9% for the three months ended June 30, 2001 and from 14.4% for the six months ended June 30, 2000 to 15.6% for the six months ended June 30, 2001 primarily as a result of price increases from certain lab providers due to the increase in costs of certain precious metals and their internal wage inflation. We believe such price inflation will continue for the foreseeable future. In addition, the affiliation with practices with a generally higher ratio of lab fees and dental supplies expense to net revenue compared to the existing base of affiliates further increased this expense category as a percentage of net revenue. In 2001, we continued to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. While the lab fees and dental supplies expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Office Occupancy Expense

     Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

     Office occupancy expense as a percentage of net revenue increased from 10.1% for the three months ended June 30, 2000 to 11.0% for the three months ended June 30, 2001 and from 10.0% for the six months ended June 30, 2000 to 10.8% for the six months ended June 30, 2001 primarily as a result of the investment in the relocation and addition of new dental facilities. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the six months ended June 30, 2001, we relocated four facilities in Minnesota, Texas and Wisconsin. These investments in facilities increased our physical capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue.

     In addition, office occupancy expense as a percentage of net revenue increased in the three and six months ended June 30, 2001 due to the affiliation with practices with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of affiliates and the excess capacity created by the contract terminations by Cigna Dental and Protective Life.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. In addition, the excess capacity in certain markets due to the contract terminations will likely continue in the near future. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. While office occupancy expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

     Other Operating Expenses

     Other operating expenses increased as a percentage of net revenue from 7.8% for the three months ended June 30, 2000 to 8.0% for the three months ended June 30, 2001 due primarily to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life and the affiliation with practices with a generally higher ratio of other operating expenses to net revenue in their respective markets compared to the existing base of affiliates. These increases in other operating expenses as a percentage of net revenue were partially offset by the leveraging of certain professional fees, insurance and other costs.

     Furthermore, the increase in other operating expenses as a percentage of net revenue from 7.9% to 8.2% in the six months ended June 30, 2000 and 2001, respectively, is primarily due to the impact of the lost business associated with the contract terminations discussed above, the inclusion of unusual expenses in the first quarter of 2001 of $178,000 related to costs associated with deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix, patient communications and the relocation of certain resource center personnel (see Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these unusual expenses, other operating expenses as a percentage of net revenue would have been 8.0%.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     General Corporate Expenses

     General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses decreased as a percentage of net revenue from 3.6% for the three months ended June 30, 2000 to 3.5% for the three months ended June 30, 2001. General corporate expenses increased as a percentage of net revenue from 3.9% for the six months ended June 30, 2000 to 4.2% for the six months ended June 30, 2001 due to the inclusion of unusual expenses in the first quarter of 2001 of $292,000 related to costs associated with the restructuring of management. These costs included separation and relocation of certain management personnel (see
Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these unusual expenses, general corporate expenses as a percentage of net revenue were 3.8% for the six months ended June 30, 2001, reflecting continued leverage of these costs. The level of general corporate expenses may increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these costs will decline as a percentage of net revenue in the future.

     Depreciation

     Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense increased as a percentage of net revenue from 3.2% for the three months ended June 30, 2000 to 3.6% for the three months ended June 30, 2001 and from 3.2% for the six months ended June 30, 2000 to 3.5% for the six months ended June 30, 2001 primarily due to the depreciation of assets acquired in affiliation transactions and capital expenditures associated with the investment in the relocation and addition of new dental facilities in certain markets. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the six-month period ended June 30, 2001, we relocated four facilities in Minnesota, Texas and Wisconsin. These capital expenditures increased our capacity to allow for future growth. This increase in depreciation expense as a percentage of net revenue was partially offset by leveraging the costs in existing facilities.

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

     Amortization of Intangible Assets

     Total amortization expense increased for the three and six months ended June 30, 2001 as a result of intangible assets recorded in connection with the 11 affiliation transactions completed in 2000 and 2001. As a percentage of net revenue, amortization expense increased from 2.3% for the three months ended June 30, 2000 to 2.5% for the three months ended June 30, 2001 and from 2.3% for the six months ended June 30, 2000 to 2.4% for the six months ended June 30, 2001. Amortization of intangible assets could increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months, we expect to complete fewer affiliations than we have historically.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Interest Expense, Net

     Net interest expense increased from $950,000 to $1,141,000 for the three months ended June 30, 2000 and 2001, respectively and from $1,796,000 to $2,428,000 for the six months ended June 30, 2000 and 2001, respectively primarily as a result of increased average borrowings under our revolving credit facility to fund the affiliation transactions and a portion of capital expenditures in 2000 and 2001. In addition, the issuance of subordinated notes in connection with these affiliation transactions contributed to higher interest expense for the three and six months ended June 30, 2001. Increased financing costs associated with amending our revolving credit facility in July 2000 further increased interest expense for the three and six months ended June 30, 2001. These increases in interest expense were partially offset by a lower overall market interest rate for the three and six months ended June 30, 2001. We believe interest expense may not increase through 2001 at the rate it did in 2000 due to lower anticipated overall average market interest rates and a reduced level of affiliation transactions and capital expenditures.

     Income Taxes

     Our effective tax rate was approximately 43.4% and 45.2% for the six months ended June 30, 2000 and 2001, respectively. Excluding the special charges and other unusual expenses, the effective tax rate for the six months ended
June 30, 2001 would have been approximately 43.2%. The decrease in the effective tax rate to this normalized 2001 rate is due primarily to savings from state income tax planning strategies initiated in 2001. These savings were partially offset by an increase in the proportionate amount of amortization of intangible assets which are not deductible for tax purposes. This proportionate increase in non-deductible amortization is due to a decrease in estimated pre-tax income in 2001 from 2000 due to the disruption and loss of business associated with the contract terminations received by three of our affiliates and due to higher interest expense in 2001.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


PRO FORMA IMPACT OF SPECIAL CHARGES AND OTHER UNUSUAL EXPENSES

     The following is a pro forma consolidated statement of operations for the six months ended June 30, 2001 which excludes the special charges and other unusual expenses (in thousands, except per share amounts):

                                                                                  Special Charges and
                                                                       Actual   Other Unusual Expenses   Pro Forma
                                                                       -------  ----------------------   ---------
Net revenue......................................................      $74,664          $     -            $74,664
                                                                       -------          -------            -------
Operating expenses:
   Salaries and benefits.........................................       35,327                -             35,327
   Lab fees and dental supplies..................................       11,645                -             11,645
   Office occupancy..............................................        8,071                -              8,071
   Other operating expenses......................................        6,116             (178)             5,938
   General corporate expenses....................................        3,105             (292)             2,813
   Depreciation..................................................        2,630                -              2,630
   Amortization of intangibles assets............................        1,823                -              1,823
   Special charges...............................................        1,004           (1,004)                 -
                                                                       -------          -------            -------
      Total operating expenses...................................       69,721           (1,474)            68,247
                                                                       -------          -------            -------
Earnings from operations.........................................        4,943            1,474              6,417
   Interest expense, net.........................................        2,428                -              2,428
                                                                       -------          -------            -------
Earnings before income taxes.....................................        2,515            1,474              3,989
   Income taxes..................................................        1,137              588              1,725
                                                                       -------          -------            -------
   Net earnings..................................................      $ 1,378          $   886            $ 2,264
                                                                       =======          =======            =======

Net earnings per common share:
   Basic.........................................................        $0.19          $  0.12              $0.31
   Diluted.......................................................        $0.19          $  0.12              $0.31
Weighted average common shares outstanding:
   Basic.........................................................        7,199            7,199              7,199
   Diluted.......................................................        7,384            7,384              7,384

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

     For the six months ended June 30, 2000 and 2001, cash provided by operating activities amounted to $5,114,000 and $4,803,000, respectively. The decrease in cash from operations resulted primarily from a decrease in earnings as a result of the contract terminations mentioned previously and cash paid for special charges and other unusual expenses of $664,000. Furthermore, cash from operations has been affected by the increase in receivables due from affiliated dental groups. Over the past two years, our affiliated dental groups have experienced a shift in payor mix from prospective pay capitated managed care plans to claims based fee-for-service and PPO business. This payor mix shift generally results in our affiliates carrying a higher level of accounts receivable and correspondingly, an increase in our receivables from affiliated dental groups. An increase in affiliate accounts receivable collections has mitigated the impact of this payor mix shift in 2001. We expect this shift in payor mix to continue in the future.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     For the six months ended June 30, 2000 and 2001, cash used in investing activities amounted to $17,854,000 and $5,356,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $11,060,000 and $1,028,000 for 2000 and 2001, respectively. Cash used for capital expenditures was $5,963,000 and $3,856,000 for 2000 and 2001, respectively. Capital expenditures for 2000 included costs associated with the addition of a new dental facility in North Carolina and the relocation and/or expansion of eleven dental facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. Capital expenditures for 2001 included costs associated with the expansion and relocation of seven dental facilities in Minnesota, Texas and Wisconsin. In addition, capital expenditures include costs associated with the development of three new dental facilities in Maryland, Minnesota and Texas expected to open in the third quarter of 2001. Although we expect to continue to make meaningful capital expenditures, we expect capital expenditures in 2001 to be less than 2000.

     For the six months ended June 30, 2000 and 2001, cash provided by financing activities amounted to $11,468,000 and $1,322,000, respectively. Cash provided by financing activities in 2000 resulted from net borrowings under our revolving line of credit of $12,210,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $189,000, offset by the repayment of certain indebtedness of $542,000, the repurchase of 40,000 shares of our Common Stock for $288,000 and the payment of debt issuance costs associated with the amendment of our revolving credit facility in the amount of $101,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $2,300,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $147,000, proceeds from the issuance of common stock for stock options exercised of $64,000, offset by the repayment of indebtedness of $559,000 and the repurchase of 112,500 shares of our Common Stock for $630,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of June 30, 2001 was $51,357,000.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of June 30, 2001, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In recent years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of common stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more on internal operations and invest in capital expenditures at a lesser rate than historical levels and, therefore, potentially reduce indebtedness over the next twelve months. As a result, it is expected that the number of new affiliations over the next twelve months will be somewhat lower relative to previous years.

     Furthermore, we continue to evaluate opportunities to repurchase our Common Stock through our previously announced repurchase program, pursuant to which approximately $1.1 million remains available to repurchase additional shares.

     We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, payment of special charges and other unusual expenses, capital expenditures, Common Stock repurchases and affiliations (although at a slower pace than historical levels) for at least the next 12 months.


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 does not apply to us and we are evaluating the potential effect of Statement No. 142. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residential values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk.

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from prior levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2001 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $514,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

                         AMERICAN DENTAL PARTNERS, INC.
                          PART II.  OTHER INFORMATION


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of shareholders on May 4, 2001, at the offices of Summit Partners at 600 Atlantic Avenue in Boston, Massachusetts. At the meeting, the individual listed below was elected to our Board of Directors for a term expiring in 2004. The table below indicates the votes for and votes withheld for such nominee:

  Name                           Votes For         Votes Withheld
  ----                           ---------         --------------
  Gregory T. Swenson, D.D.S.     6,243,958              45,991

     James T. Kelly, Martin J. Mannion, Gregory A. Serrao and Derril W. Reeves also serve on our Board of Directors for terms which continue after the annual meeting.


ITEM 5.   OTHER INFORMATION

     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBIT 10(I)

          Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S.


     (B)  REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN DENTAL PARTNERS, INC.



August 10, 2001                         /s/  Gregory A. Serrao
                                        ------------------------------
                                        Gregory A. Serrao
                                        Chairman, President and Chief
                                        Executive Officer



August 10, 2001                         /s/  Breht T. Feigh
                                        -------------------------------
                                        Breht T. Feigh
                                        Vice President,
                                        Chief Financial Officer and Treasurer
                                        (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10(i) Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S.