Form 10-Q
period 2001-09-30
AMERICAN DENTAL PARTNERS INC
filed 2001-11-13
CIK 1028087

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-Q
                                    ---------

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

     Common Stock, $0.01 par value, outstanding as of November 13,  2001:
7,170,893 shares

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.


                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 2000 and
          September 30, 2001 (unaudited)....................................  3

          Consolidated Statements of Earnings for the Three Months and Nine
          Months Ended September 30, 2000 and 2001 (unaudited)..............  4

          Consolidated Statement of Stockholders' Equity for the Nine Months
          Ended September 30, 2001 (unaudited) .............................  5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 2001 (unaudited)...........................  6

          Notes to Interim Consolidated Financial Statements................  7


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 10


Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................ 20

Item 2.   Changes in Securities and Use of Proceeds......................... 20

Item 3.   Defaults Upon Senior Securities .................................. 20

Item 4.   Submission of Matters to a Vote of Security Holders .............. 20

Item 5.   Other Information ................................................ 20

Item 6.   Exhibits and Reports on Form 8-K ................................. 20

Signatures.................................................................. 21

Exhibit Index............................................................... 22

                        AMERICAN DENTAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                               December 31,September 30,
                                                                                                  2000          2001
                                                                                                  ----          ----
                                                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ............................................................     $     472      $   1,463
     Accounts receivable ..................................................................           222            284

     Receivables due from affiliated dental groups ........................................        17,331         19,097
     Income taxes receivable ..............................................................           255           --
     Inventories ..........................................................................         1,764          1,829
     Prepaid expenses and other receivables ...............................................         1,962          2,379
     Deferred income taxes ................................................................           472            472
                                                                                                ---------      ---------
          Total current assets ............................................................        22,478         25,524
                                                                                                ---------      ---------

Property and equipment, net ...............................................................        27,840         29,680
                                                                                                ---------      ---------
Non-current assets:
     Intangible assets, net ...............................................................        81,083         79,322
       Deferred income taxes ..............................................................           311            311
     Other assets .........................................................................           871            699
                                                                                                ---------      ---------
          Total non-current assets ........................................................        82,265         80,332
                                                                                                ---------      ---------
          Total assets ....................................................................     $ 132,583      $ 135,536
                                                                                                ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................................     $   7,198      $   7,215
     Accrued compensation, benefits and taxes .............................................         4,573          4,188
     Accrued expenses .....................................................................         5,051          4,648
     Accrued special charges ..............................................................          --              524
        Income taxes payable ..............................................................          --              336
     Current maturities of debt ...........................................................         1,593          1,603
                                                                                                ---------      ---------
          Total current liabilities .......................................................        18,415         18,514
                                                                                                ---------      ---------
Non-current liabilities:
     Long-term debt .......................................................................        55,330         56,101
     Other liabilities ....................................................................           352            264
                                                                                                ---------      ---------
          Total non-current liabilities ...................................................        55,682         56,365
                                                                                                ---------      ---------
          Total liabilities ...............................................................        74,097         74,879
                                                                                                ---------      ---------
Stockholders' equity:
     Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no
             shares issued or outstanding .................................................          --             --

     Common stock, par value $0.01 per share, 25,000,000 shares authorized,
             7,600,532 and 7,752,643, shares issued and 7,130,532 and 7,170,143 shares
             outstanding ..................................................................            76             78

     Additional paid-in capital ...........................................................        46,959         47,589
     Retained earnings ....................................................................        14,695         16,864
     Treasury stock, at cost, 470,000 and 582,500 shares ..................................        (3,244)        (3,874)
                                                                                                ---------      ---------
          Total stockholders' equity ......................................................        58,486         60,657
                                                                                                ---------      ---------
Commitments and contingencies
          Total liabilities and stockholders' equity ......................................      $132,583      $ 135,536
                                                                                                ---------      ---------

       See accompanying notes to interim consolidated financial statements

                        AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                         -----------------------    -------------------------
                                                            2000          2001          2000          2001
                                                            ----          ----          ----          ----
Net revenue ........................................      $ 36,901     $  36,405      $106,258      $111,069
Operating expenses:
     Salaries and benefits .........................        17,422        17,611        50,598        52,938
     Lab fees and dental supplies ..................         5,435         5,539        15,445        17,184
     Office occupancy ..............................         3,806         4,248        10,741        12,319
     Other operating expenses ......................         2,795         2,978         8,241         9,094
     General corporate expenses ....................         1,402         1,370         4,087         4,475
     Depreciation ..................................         1,243         1,259         3,435         3,889
     Amortization of intangible assets .............           863           915         2,460         2,738

        Special charges ............................          --            --            --           1,004
          Total operating expenses .................        32,966        33,920        95,007       103,641
Earnings from operations ...........................         3,935         2,485        11,251         7,428
     Interest expense, net .........................         1,245         1,042         3,041         3,470
Earnings before income taxes .......................         2,690         1,443         8,210         3,958
     Income taxes ..................................         1,166           652         3,559         1,789

     Net earnings ..................................      $  1,524      $    791      $  4,651      $  2,169

Net earnings per common share:
     Basic .........................................      $   0.21      $   0.11      $   0.65      $   0.30
     Diluted .......................................      $   0.21      $   0.11      $   0.64      $   0.30
Weighted average common shares outstanding:
     Basic .........................................         7,122         7,162         7,116         7,186
     Diluted  ......................................         7,325         7,304         7,316         7,351


      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      Number of Shares
                                                     -------------------
                                                     Common      Common              Additional               Treasury      Total
                                                      Stock     Stock In    Common    Paid-in     Retained   Stock at  Stockholders'
                                                     Issued     Treasury    Stock     Capital     Earnings      Cost        Equity
                                                     ------     --------    -----     -------     --------      ----        ------
Balance at December 31, 2000 ...................      7,601       (470)    $   76    $ 46,959    $ 14,695     $ (3,244)    $ 58,486
     Issuance of common stock for
        employee stock purchase plan............         62         --         --         283          --           --          283
        Issuance of common stock for
             exercised stock options,
             including tax benefit
             of $261,000........................         90         --          2         347          --           --          349
        Repurchase of shares ...................         --       (112)        --          --          --         (630)        (630)
     Net earnings ..............................         --         --         --          --       2,169           --        2,169
                                                   --------     ------     ------    --------    --------     --------     --------
Balance at September 30, 2001 ..................      7,753       (582)    $   78    $ 47,589    $ 16,864     $ (3,874)    $ 60,657
                                                   ========     ======     ======    ========    ========     ========     ========


      See accompanying notes to interim consolidated financial statements.

                        AMERICAN DENTAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        ----------------------
                                                                                          2000         2001
                                                                                          ----         ----
Cash flows from operating activities:
     Net earnings ................................................................     $  4,651      $  2,169
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation ...........................................................        3,435         3,889
          Amortization of intangible assets ......................................        2,460         2,738
          Other amortization .....................................................           86           172
          Changes in assets and liabilities, net of acquisitions and affiliations:
               Accounts receivable ...............................................           46           (52)
               Receivables due from affiliated dental groups .....................       (5,590)       (1,756)
               Other current assets ..............................................         (378)         (489)
               Accounts payable and accrued expenses .............................        1,821           232
               Accrued compensation, benefits and taxes ..........................          639          (377)
               Accrued special charges ...........................................         --             552
               Income taxes payable and receivable, net ..........................          627           854
                                                                                       --------      --------
                    Net cash provided by operating activities ....................        7,797         7,932
                                                                                       --------      --------

Cash flows from investing activities:
     Acquisitions and affiliations, net of cash acquired .........................      (14,699)       (1,079)
     Capital expenditures, net ...................................................       (7,362)       (5,807)
     Contingent and deferred payments ............................................         (497)         (530)
     Other .......................................................................         (252)           23
                                                                                       --------      --------
                    Net cash used for investing activities .......................      (22,810)       (7,393)
                                                                                       --------      --------

Cash flows from financing activities:
     Borrowings under revolving line of credit, net ..............................       15,510         1,750
     Repayment of borrowings .....................................................       (1,049)       (1,039)
     Common stock issued for the employee stock purchase plan ....................          376           283
     Proceeds from issuance of common stock for exercise of stock options ........         --              88
     Repurchase of common stock ..................................................         (288)         (630)
     Payment of debt issuance costs ..............................................         (808)         --
                                                                                       --------      --------
                    Net cash provided by financing activities ....................       13,741           452
                                                                                       --------      --------

Increase (decrease) in cash and cash equivalents .................................       (1,272)          991
Cash and cash equivalents at beginning of period .................................        2,325           472
                                                                                       --------      --------
Cash and cash equivalents at end of period .......................................     $  1,053      $  1,463


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net ...............................     $  2,605      $  3,175
                                                                                       ========      ========
     Cash paid during the period for income taxes, net ...........................     $  2,932      $    936
                                                                                       ========      ========

Acquisitions and affiliations:
     Assets acquired .............................................................     $ 17,510      $  1,149
     Liabilities assumed and issued ..............................................       (2,811)          (70)
                                                                                       --------      --------
     Cash paid ...................................................................       14,699         1,079
     Less cash acquired...........................................................         --            --
                                                                                       --------      --------
                    Net cash paid for acquisitions and affiliations ..............     $ 14,699      $  1,079
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


(2)  ADJUSTED GROSS REVENUE AND NET REVENUE

  Adjusted Gross Revenue - Affiliated Dental Groups

  The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          -----------------------        -----------------------
                                                                            2000            2001           2000           2001
                                                                          -------         -------        --------       --------
Adjusted gross revenue - affiliated dental groups....................     $49,737         $51,635        $143,260       $157,016
Amounts retained by affiliated dental groups.........................      15,715          17,939          45,309         53,969
                                                                          -------         -------        --------       --------
Net revenue earned by the Company under service agreements...........     $34,022         $33,696        $ 97,951       $103,047
                                                                          =======         =======        ========       ========

Net Revenue

  The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. Net revenue consisted of the following (in thousands):

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ---------------------     ---------------------
                                                                        2000         2001         2000         2001
                                                                      --------     --------     --------     --------
Reimbursement of expenses:
   Rent expense .................................................     $  2,742     $  3,112     $  7,725     $  8,944
   Other operating expenses .....................................       22,624       23,440       64,995       70,904
                                                                      --------     --------     --------     --------
       Total reimbursement of expenses ..........................       25,366       26,552       72,720       79,848
                                                                      --------     --------     --------     --------
Business service fees:
   Monthly fee ..................................................        8,041        6,926       22,298       21,951
   Additional variable fee ......................................          615          218        2,933        1,248
                                                                      --------     --------     --------     --------
       Total business service fees ..............................        8,656        7,144       25,231       23,199
                                                                      --------     --------     --------     --------
       Net revenue earned by the Company under service agreements       34,022       33,696       97,951      103,047
Revenue related to the arrangement of the provision of care to
      patients and other ........................................        2,879        2,709        8,307        8,022
                                                                      --------     --------     --------     --------
          Total net revenue .....................................     $ 36,901     $ 36,405     $106,258     $111,069
                                                                      ========     ========     ========     ========

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



  Net revenue from the Company's service agreement with Park Dental represented approximately 31% and 33% of its consolidated net revenue for each of the third quarters of 2000 and 2001, respectively, and 32% and 33% for the nine-month periods ending September 30, 2000 and 2001, respectively.

(3)  SPECIAL CHARGES AND OTHER UNUSUAL EXPENSES

  Special Charges

  In January 2001, three of the Company's affiliated dental groups, Park Dental, Associated Dental Care Providers and University Dental Associates received notices of contract terminations from Cigna Dental and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. These affiliated dental groups subsequently received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. These groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life and the four contracts terminated as follows: (i) July 31, 2001 for Park Dental; (ii) March 31, 2001 for University Dental Associates and (iii) March 31, 2001 (Cigna Dental) and April 8, 2001 (Protective Life) for Associated Dental Care Providers. These contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000.

  The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the Company's offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna as staff model dental practices, Associated Dental's financial performance was heavily dependent upon its contract with Cigna. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and are operating others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. The Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000.

  The following table summarizes the recorded accruals and uses of the above special charges:

                                                                         PATIENT
                                       FACILITY      REDUCTION IN     COMMUNICATION
                                       CLOSURES       WORK FORCE        AND OTHER          TOTAL
                                     -----------      -----------      -----------      -----------
Balance as of December 31, 2000...   $      --        $       --       $       --       $       --
     New charges .................       540,000          425,000           39,000        1,004,000
     Non-cash items ..............      ( 28,000)             --               --           (28,000)
     Cash payments ...............      (136,000)        (252,000)         (64,000)        (452,000)
     Other adjustments ...........          --            (25,000)          25,000             --
                                     -----------      -----------      -----------      -----------
Balance as of September 30, 2001..   $   376,000      $   148,000      $      --        $   524,000
                                     ===========      ===========      ===========      ===========


  It is expected that approximately $90,000 of the remaining $524,000 of special charges will be paid in the fourth quarter of 2001 and the remaining balance will be paid over the terms of the leases through April 2004 and the employment contract through December 2002.

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Other Unusual Expenses

  In the first quarter of 2001, in addition to the special charges described above, the Company accrued $470,000 for other unusual expenses. These costs included $143,000 for deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix and patient communication costs and $327,000 for management restructuring and relocation. $178,000 of these unusual costs have been included in other operating expenses and $292,000 have been included in general corporate expenses in the Company's consolidated statement of earnings for the nine months ended September 30, 2001.


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

  The components of basic and diluted earnings per share computations for the three months and nine months ended September 30 are as follows (in thousands, except per share data):


                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -------------------------     -------------------------
                                                                      2000               2001       2000               2001
                                                                     ------             ------     ------             ------
BASIC EARNINGS PER SHARE
Net earnings available to common stockholders.............           $1,524             $  791     $4,651             $2,169
                                                                     ======             ======     ======             ======

Weighted average common shares outstanding................            7,122              7,162      7,116              7,186
                                                                     ======             ======     ======             ======

Net earnings per share....................................           $ 0.21             $ 0.11     $ 0.65             $ 0.30
                                                                     ======             ======     ======             ======

DILUTED EARNINGS PER SHARE
Net earnings available to common stockholders.............           $1,524             $  791     $4,651             $2,169
                                                                     ======             ======     ======             ======

Weighted average common shares outstanding................            7,122              7,162      7,116              7,186
Add:   Dilutive effect of options (1).....................              203                142        200                165
                                                                     ------             ------     ------             ------
Weighted average common shares as adjusted................            7,325              7,304      7,316              7,351
                                                                     ======             ======     ======             ======
Net earnings per share....................................           $ 0.21             $ 0.11     $ 0.64             $ 0.30
                                                                     ======             ======     ======             ======

 _______________________

 (1) Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,222,453 and 770,356 for the three and nine months ended September 30, 2001, respectively.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company's risks associated with overall or regional economic conditions, its affiliated dental groups' contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, the tight labor markets, the Company's acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-56941).

OVERVIEW

  American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to September 30, 2001, we completed 43 affiliation transactions, comprising of 19 dental groups. At September 30, 2001, we operated 155 dental facilities with 1,379 operatories in 14 states.


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

  We are currently in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more intently on internal operations during the remainder of 2001 and the foreseeable future.
Accordingly, there can be no assurance that we will consummate future affiliations.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


AFFILIATE ADJUSTED GROSS REVENUE COMPARED TO NET REVENUE

   Affiliated Adjusted Gross Revenue and Payor Mix

  We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with our financial statements. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the nine months ended September 30, 2000 was approximately 46% fee-for-service, 20% PPO plans and 34% capitated managed care plans. For the nine months ended September 30, 2001, the aggregate payor mix percentage of our affiliated groups was approximately 47% fee-for-service, 25% PPO plans and 28% capitated managed care plans.

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

  The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically, and we expect this trend to continue. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 31.6% in the third quarter of 2000 to 34.7% in the third quarter of 2001 and from 31.6% to 34.4% for the nine months ended September 30, 2000 and 2001, respectively. We incur costs to operate and support the affiliate adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue (as well as a percentage of our net revenue).

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

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



RESULTS OF OPERATIONS

   Overview

  Our net earnings amounted to $1,524,000 or diluted earnings per share of $0.21 for the three months ended September 30, 2000, as compared with net earnings of $791,000 or diluted earnings per share of $0.11 for the three months ended September 30, 2001. Our net earnings amounted to $4,651,00 or diluted earnings per share of $0.64 for the nine months ended September 30, 2000, as compared with net earnings of $2,169,000 or diluted earnings per share of $.30 for the nine months ended September 30, 2001. Excluding special charges of $1,004,000 and other unusual expenses of $470,000, net earnings would have amounted to $3,041,000 or diluted earnings per share of $0.41 for the nine months ended September 30, 2001. The decrease in net earnings from the same period in 2000 is primarily attributable to the disruption and loss of business associated with the contract terminations received by three of our affiliates. These contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000 (see Note 3 to "Notes to Interim Consolidated Financial Statements").

  Net Revenue

  Net revenue decreased 1% from $36,901,000 for the three months ended September 30, 2000 to $36,405,000 for the three months ended September 30, 2001. The decrease in net revenue for the three months ended September 30, 2001 was attributable to the contract terminations and the impact of the terrorist attacks of September 11, 2001. Net revenue increased 5% from $106,258,000 for the nine months ended September 30, 2000 to $111,069,000 for the nine months ended September 30, 2001. The increase in net revenue was attributable to same market growth from dental groups that were our affiliates during the entirety of both the three and nine months ended September 30, 2000 and 2001 and the inclusion of revenue derived from service agreements entered into in connection with affiliation transactions in 2000 and 2001. The increase in net revenue from these sources was partially offset by the disruption and loss of business associated with the contract terminations.

  Salaries and Benefits

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

  Salaries and benefits expense as a percentage of net revenue increased from 47.2% for the three months ended September 30, 2000 to 48.4% for the three months ended September 30, 2001 and from 47.6% for the nine months ended September 30, 2000 to 47.7% for the nine months ended September 30, 2001. This is primarily related to the lost revenue associated with the contract terminations by Cigna Dental and Protective Life while maintaining a certain staff level to accommodate future replacement business and wage inflation due to tight labor markets in the dental sector. We anticipate such wage inflation pressures will continue for the foreseeable future. This is also the result of increased business in states where the PCs are required to employ the dental hygienists and dental assistants, the affiliation with practices with a generally lower ratio of staffing costs to net revenue in their respective markets compared to the existing base of affiliates.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Lab Fees and Dental Supplies

  Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased from 14.7% for the three months ended September 30, 2000 to 15.2% for the three months ended September 30, 2001 and from 14.5% for the nine months ended September 30, 2000 to 15.5% for the nine months ended September 30, 2001 primarily as a result of price increases from certain lab providers due to the increase in costs of certain precious metals and their internal wage inflation. We believe inflation will continue to affect lab fees and dental supply expenses for the foreseeable future. In addition, the affiliation with practices with a generally higher ratio of lab fees and dental supplies expense to net revenue compared to the existing base of affiliates further increased this expense category as a percentage of net revenue. In 2001, we continued to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. While the lab fees and dental supplies expense has increased as a percentage of net revenue, the percentage has stabilized when calculated as a percentage of affiliate adjusted gross revenue.

  Office Occupancy

  Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

  Office occupancy expense as a percentage of net revenue increased from 10.3% for the three months ended September 30, 2000 to 11.7% for the three months ended September 30, 2001 and from 10.1% for the nine months ended September 30, 2000 to 11.1% for the nine months ended September 30, 2001 primarily as a result of the investment in the relocation and addition of new dental facilities. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the nine months ended September 30, 2001, we added three new facilities in Maryland, Minnesota and Texas and relocated and expanded eight facilities in Minnesota, Texas and Wisconsin. These investments in facilities increased our physical capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue. While office occupancy expense has increased, the trend is less significant when calculated as a percentage of affiliate adjusted gross revenue.

  In addition, office occupancy expense as a percentage of net revenue increased in the three and nine months ended September 30, 2001 due to the affiliation with practices with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of affiliates and the excess capacity created by the contract terminations by Cigna Dental and Protective Life.

  We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

  Other Operating Expenses

  Other operating expenses increased as a percentage of net revenue from 7.6% for the three months ended September 30, 2000 to 8.2% for the three months ended September 30, 2001 due primarily to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life and the affiliation with practices with a generally higher ratio of other operating expenses to net revenue in their respective markets compared to the existing base of affiliates. These increases in other operating expenses as a percentage of net revenue were partially offset by the leveraging of certain professional fees, insurance and other costs.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Furthermore, the increase in other operating expenses as a percentage of net revenue from 7.8% to 8.2% in the nine months ended September 30, 2000 and 2001, respectively, is primarily due to the impact of the lost business associated with the contract terminations discussed above, the inclusion of unusual expenses in the first quarter of 2001 of $178,000 related to costs associated with deinstallation costs in order to relocate certain computer equipment which supports other affiliated dental groups from Phoenix, patient communications and the relocation of certain resource center personnel (see Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these unusual expenses, other operating expenses would have been 8.0% of net revenue.

  General Corporate Expenses

  General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of net revenue were 3.8% for the three months ended September 30, 2000 and 2001. General corporate expenses increased as a percentage of net revenue from 3.8% for the nine months ended September 30, 2000 to 4.0% for the nine months ended September 30, 2001 due to the inclusion of unusual expenses in the first quarter of 2001 of $292,000 related to costs associated with the restructuring of management. These costs included separation and relocation of certain management personnel (see Note 3 to "Notes to Interim Consolidated Financial Statements"). Excluding these unusual expenses, general corporate expenses as a percentage of net revenue were 3.8% for the nine months ended September 30, 2001, reflecting continued leverage of these costs. The level of general corporate expenses may increase in the future as we continue to expand our management infrastructure.

  Depreciation

  Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense increased as a percentage of net revenue from 3.4% for the three months ended September 30, 2000 to 3.5% for the three months ended September 30, 2001 and from 3.2% for the nine months ended September 30, 2000 to 3.5% for the nine months ended September 30, 2001 primarily due to the capital expenditures associated with the investment in the relocation and addition of new dental facilities in certain markets. In 2000, we added a new facility in North Carolina and relocated and expanded 15 facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. In the nine month period ended September 30, 2001, we added three new facilities in Maryland, Minnesota and Texas and relocated and expanded eight facilities in Minnesota, Texas and Wisconsin. These capital expenditures increased our capacity to allow for future growth. This increase in depreciation expense as a percentage of net revenue was partially offset by leveraging the costs in existing facilities.

  We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than historical levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase. While depreciation expense has increased as a percentage of net revenue, the trend has stabilized when calculated as a percentage of affiliate adjusted gross revenue.

  Amortization of Intangible Assets

  Total amortization expense increased for the three and nine months ended September 30, 2001 as a result of intangible assets recorded in connection with the 12 affiliation transactions completed in 2000 and 2001. As a percentage of net revenue, amortization expense increased from 2.3% for the three months ended September 30, 2000 to 2.5% for the three months ended September 30, 2001 and from 2.3% for the nine months ended September 30, 2000 to 2.5% for the nine months ended September 30, 2001. Amortization of intangible assets could increase in the future as a result of intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months, we expect to complete fewer affiliations than we have historically.

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

Interest Expense, Net

  Net interest expense decreased from $1,245,000 to $1,042,000 for the three months ended September 30, 2000 and 2001, respectively, due to a lower overall interest rate. Net interest expense increased from $3,041,000 to $3,470,000 for the nine months ended September 30, 2000 and 2001, respectively, primarily as a result of increased average borrowings under our revolving credit facility to fund the affiliation transactions and a portion of capital expenditures in 2000 and 2001. Increased financing costs associated with amending our revolving credit facility in July 2000 further increased interest expense for the nine months ended September 30, 2001. These increases in interest expense were partially offset by a lower overall market interest rate for the nine months ended September 30, 2001. We believe interest expense will not increase through the remainder of 2001 and the foreseeable future at the rate it did historically due to lower overall market interest rates and a reduced level of affiliation transactions and capital expenditures.

  Income Taxes

  Our effective tax rate was approximately 43.3% and 45.2% for the nine months ended September 30, 2000 and 2001, respectively. Excluding the special charges and other unusual expenses, the effective tax rate for the nine months ended September 30, 2001 would have been approximately 44.0%. The increase in the effective tax rate to this normalized 2001 rate is due primarily to the proportionate amount of amortization of intangible assets which are not deductible for tax purposes. This proportionate increase in non-deductible amortization is due to a decrease in estimated pre-tax income in 2001 from 2000 due to the disruption and loss of business associated with the contract terminations received by three of our affiliates.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


PRO FORMA IMPACT OF SPECIAL CHARGES AND OTHER UNUSUAL EXPENSES

  The following is a pro forma consolidated statement of operations for the nine months ended September 30, 2001 which excludes the special charges and other unusual expenses (in thousands, except per share amounts):

                                                                    Special Charges and
                                                                       Other Unusual
                                                              Actual     Expenses    Pro Forma
                                                              ------     --------    ---------
Net revenue................................................  $111,069    $      -    $111,069
                                                             --------    --------    --------
Operating expenses:
  Salaries and benefits....................................    52,938           -      52,938
  Lab fees and dental supplies.............................    17,184           -      17,184
  Office occupancy.........................................    12,319           -      12,319
  Other operating expenses.................................     9,094        (178)      8,916
  General corporate expenses...............................     4,475        (292)      4,183
  Depreciation.............................................     3,889           -       3,889
  Amortization of intangibles assets.......................     2,738           -       2,738
  Special charges..........................................     1,004      (1,004)          -
                                                             --------     -------    --------
    Total operating expenses...............................   103,641      (1,474)    102,167
                                                             --------     -------    --------
Earnings from operations...................................     7,428       1,474       8,902
  Interest expense, net....................................     3,470           -       3,470
                                                             --------     -------    --------
Earnings before income taxes...............................     3,958       1,474       5,432
  Income taxes.............................................     1,789         602       2,391
                                                             --------     -------    --------
Net earnings...............................................  $  2,169     $   872    $  3,041
                                                             ========     =======    ========

Net earnings per common share:
  Basic....................................................  $   0.30     $  0.12    $   0.42
  Diluted..................................................  $   0.30     $  0.11    $   0.41
Weighted average common shares outstanding:
  Basic....................................................     7,186       7,186       7,186
  Diluted..................................................     7,351       7,351       7,351

Liquidity and Capital Resources

  We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

  For the nine months ended September 30, 2000 and 2001, cash provided by operating activities amounted to $7,797,000 and $7,932,000, respectively. Cash from operations was affected by an increase in receivables due from affiliated dental groups of $5,590,000 in 2000 as compared to $1,756,000 in 2001. However, this increase was offset by contract terminations previously discussed, which effectively impacted net earnings for 2001. Approximately $780,000 was paid in 2001 for special charges and other usual expenses.

  For the nine months ended September 30, 2000 and 2001, cash used in investing activities amounted to $22,810,000 and $7,393,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $14,699,000 and $1,079,000 for 2000 and 2001, respectively. Cash used for capital expenditures was $7,362,000 and $5,807,000 for 2000 and 2001, respectively. Capital expenditures for 2000 included costs associated with the addition of a new dental facility in North Carolina and the relocation and/or expansion of 15 dental facilities in California, Maryland, Minnesota, Pennsylvania, Texas and Wisconsin. Capital expenditures for 2001 included costs associated with the development of three new dental facilities in Maryland, Minnesota and Texas and the expansion and relocation of eight dental facilities in Minnesota, Texas and Wisconsin. Although we expect to continue to make meaningful capital expenditures, we expect capital expenditures in the remainder of 2001 and in the foreseeable future to be less than 2000.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  For the nine months ended September 30, 2000 and 2001, cash provided by financing activities amounted to $13,741,000 and $452,000, respectively. Cash provided by financing activities in 2000 resulted from net borrowings under our revolving line of credit of $15,510,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $376,000, offset by the repayment of certain indebtedness of $1,049,000, the repurchase of 40,000 shares of our Common Stock for $288,000 and the payment of debt issuance costs associated with the amendment of our revolving credit facility in the amount of $808,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $1,750,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $283,000, proceeds from the issuance of common stock for stock options exercised of $88,000, offset by the repayment of indebtedness of $1,039,000 and the repurchase of 112,500 shares of our Common Stock for $630,000.

  In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of September 30, 2001 was $50,807,000.

  We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of September 30, 2001, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

  Our growth to date has resulted in our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified, consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In recent years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of common stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified.

   We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more on our internal operations and invest in capital expenditures at a lower rate than historical levels and, therefore, potentially reduce indebtedness over the next twelve months. As a result, it is expected that the number of new affiliations over the next twelve months will be lower relative to previous years.

  Furthermore, we continue to evaluate opportunities to repurchase our Common Stock through our previously announced repurchase program, pursuant to which approximately $1.1 million remains available to repurchase additional shares.

  We believe that cash generated from operations and amounts available under our revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, Common Stock repurchases and affiliations (although at a slower pace than historical levels) for at least the next 12 months.

                         AMERICAN DENTAL PARTNERS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 does not apply to us and we are evaluating the potential effect of Statement No. 142. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residential values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in the Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Statement No. 143 does not apply to us.

  In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. We are currently evaluating the potential effect of Statement No. 144.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  We invest our cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk.

  In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from prior levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2001 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $508,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         10(v) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

         10(w) Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan.

         (B)     REPORTS ON FORM 8-K

                 No Current Reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         AMERICAN DENTAL PARTNERS, INC.



November 13, 2001                    /s/ Gregory A. Serrao
                                 ----------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer


November 13, 2001                   /s/ Breht Feigh
                                 ----------------------------
                                 Breht T. Feigh
                                 Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
Number    EXHIBIT DESCRIPTION
------    -------------------


10(v) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

10(w) Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan.