Form 10-K405
period 2001-12-31
AMERICAN DENTAL PARTNERS INC
filed 2002-03-27
CIK 1028087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period             to
                                        -----------    -----------

                         Commission File Number: 0-23363

                         AMERICAN DENTAL PARTNERS, INC.
             (Exact name of registrant as specified in our charter)

           DELAWARE                                     04-3297858
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

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $25,239,000 on March 21, 2002, based on the closing price of such stock, as reported on the Nasdaq National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 21, 2002 was 7,204,695.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive 2002 Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.
                                      INDEX
                                      -----

                                                                                                     Page
                                                                                                     ----
Information Regarding Forward-looking Statements..................................................     3

PART I.

Item 1.     Business..............................................................................     3

Item 2.     Properties............................................................................    16

Item 3.     Legal Proceedings.....................................................................    16

Item 4.     Submission of Matters to a Vote of Security Holders...................................    16

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................    17

Item 6.     Selected Financial Data...............................................................    18

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations......................................................................    19

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................    26

Item 8.     Financial Statements and Supplementary Data...........................................    27

Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..............................................................    49

PART III.

Item 10.    Directors and Executive Officers of the Registrant....................................    49

Item 11.    Executive Compensation................................................................    49

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................     49

Item 13.    Certain Relationships and Related Transactions........................................    49

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    51

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company's risks associated with overall or regional economic conditions, its affiliated dental groups' contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, the fluctuations in labor markets, the Company's acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-56941).

                                     PART I

ITEM 1. BUSINESS

Overview

     American Dental Partners, Inc. ("ADPI") was formed in 1995 and is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We seek to affiliate with leading dental groups that provide a comprehensive range of dental care services, have outstanding reputations for quality and have proven records of financial performance. When affiliating with a dental group, we acquire selected non-clinical assets and enter into a long-term service agreement to manage the non-clinical aspects of the dental operations.

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

(v)  pursue initiatives to ensure the highest quality of care and service.

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

     From November 1996 (the date of our first affiliation) through December 31, 2001, we completed 43 affiliation transactions, comprising 19 dental groups with 154 dental facilities in 14 states. Our growth has resulted primarily from these affiliations, which consisted of three affiliations completed in 1996, six affiliations completed in 1997, ten affiliations completed in 1998, twelve affiliations completed in 1999, nine affiliations completed in 2000 and three affiliations in 2001.

Dental Care Industry

      The market for dental care is large, growing and highly fragmented. Based on Health Care Financing Administration statistics, estimated expenditures for dental care were approximately $65.4 billion in 2001 and will reach approximately $109 billion by 2010, representing a compound annual growth rate of approximately 6%. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

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

     Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 1999, general dentistry was estimated to represent approximately 81% of all dental services performed in the United States. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes orthodontics, periodontics, endodontics, prosthodontics and pediatric dentistry, represented the remaining 19% of dental care services.

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

          Increase market penetration. We assist our affiliated dental groups in achieving market share leadership. After affiliating with a leading dental group, we seek to increase market share by assisting the affiliate in recruiting new general and specialty dentists in the same market area and opening new facilities. Additionally, we may affiliate with other dental practices or specialty practices that complement the platform dental group.

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

                                   [FLOWCHART]

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

     We have identified approximately 125 MSAs that currently meet our market selection criteria. At December 31, 2001, our 19 affiliated dental groups served 33 of these MSAs.

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

     We believe that, although a limited number of platform dental groups exist within any given market, there are a significant number of such groups nationwide. We have identified more than 325 dental groups in our target markets that are not affiliated with us or other dental practice management companies.

     Affiliation Process

     Once we have identified a potential affiliate within a market, our management seeks to determine whether the group shares a common philosophy about the dental profession and common strategic goals and objectives. To this end, we conduct a series of meetings, site visits and presentations with the potential affiliate, during which we discuss trends in the dental profession, our mission and strategy and our affiliation model. We believe that the existence of shared philosophical values is a critical element of each affiliation's ultimate success.

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

     Upon signing a letter of intent, we begin a thorough review of the potential affiliate's clinical systems, processes, facilities and compliance with licensing and credentialing requirements, as well as perform legal and accounting due diligence. Affiliation, service and other agreements are then prepared and the transaction is closed. Generally, the affiliation process, from identifying an acceptable affiliation candidate to closing the transaction takes at least twelve months.

     Potential Affiliations

     We are constantly discussing potential affiliations with dental groups that meet our selection criteria, which may be at various stages at any point in time. Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified or that the affiliations can be consummated or successfully integrated into our operations. We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus more on internal operations. As a result, it is expected that the number of new affiliations over the next twelve months will be more than in 2001, but lower relative to 2000.

Affiliated Dental Groups

     From November 1996 (the date of our first affiliation) through December 31, 2001, we completed 43 affiliation transactions, comprising 19 dental groups in 14 states. The following table lists our affiliates at December 31, 2001:

                                                                                              Dental Services/(3)/
                                                                                   -------------------------------------
                                                        Dental
Affiliate                                  State       Facilities    Operatories   General   Endondontics   Oral Surgery
---------                                  -----       ----------    -----------   -------   ------------   ------------
American Family Dentistry               Tennessee            8             43        [X]
Associated Dental Care Providers/(1)/   Arizona              9             77        [X]
Chestnut Hills Dental                   Pennsylvania         8             58        [X]                         [X]
Dental Arts Center                      Virginia             2             48        [X]          [X]            [X]
Dental Care of Alabama                  Alabama              3             28        [X]                         [X]
Family Care Dental Centers/(1)/         Wisconsin            4             34        [X]          [X]            [X]
Lakeside Dental Care                    Louisiana            2             33        [X]                         [X]
Longhorn Dental Associates/(1)/         Texas                9             63        [X]                         [X]
Mintz & Pincus Dental Group             Maryland             5             65        [X]                         [X]
Northpark Dental Group/(1)/             Wisconsin           14            141        [X]          [X]
Northpoint Dental Group/(1)/            Wisconsin            2             30        [X]
Oklahoma Dental Group                   Oklahoma             6             54        [X]          [X]
Orthodontic Care Specialists/(1)/       Minnesota           20            103
Park Dental/(1)/                        Minnesota           30            275        [X]          [X]            [X]
Riverside Dental Group                  California           5            101        [X]          [X]            [X]
TSC Dental Centers                      Texas                5             42        [X]
University Dental Associates/(2)/       North               11             95        [X]                         [X]
                                        Carolina
Western New York Dental Group           New York             7             38        [X]
Wilkens Dental Group/(1)/               Wisconsin            4             32        [X]
                                                           ---          -----
                                                           154          1,360
                                                           ===          =====

                                                               Dental Services/(3)/
                                        ----------------------------------------------------------

Affiliate                               Orthodontics   Pendodontics   Penodontics   Prosthodontics
---------                               ------------   ------------   -----------   --------------
American Family Dentistry
Associated Dental Care Providers/(1)/        [X]
Chestnut Hills Dental                        [X]
Dental Arts Center                           [X]           [X]            [X]
Dental Care of Alabama                       [X]           [X]            [X]
Family Care Dental Centers/(1)/              [X]
Lakeside Dental Care                         [X]
Longhorn Dental Associates/(1)/              [X]
Mintz & Pincus Dental Group                  [X]           [X]            [X]
Northpark Dental Group/(1)/                  [X]           [X]            [X]
Northpoint Dental Group/(1)/                 [X]                          [X]
Oklahoma Dental Group                        [X]
Orthodontic Care Specialists/(1)/            [X]
Park Dental/(1)/                                           [X]            [X]             [X]
Riverside Dental Group                       [X]           [X]            [X]
TSC Dental Centers
University Dental Associates/(2)/            [X]

Western New York Dental Group                [X]                          [X]
Wilkens Dental Group/(1)/                    [X]

/(1)/ Accredited by the Accreditation Association for Ambulatory Health Care.

/(2)/ University Dental Associates' dental residency program is accredited by the American Dental Association and Winston-Salem practices are accredited by the AAAHC.

/(3)/ Services provided by specialists who are board-certified or board-eligible.

Market Penetration

     After affiliating with a platform dental group, our strategy is to increase market penetration by expanding existing dental facilities, developing new dental facilities and by affiliating with other leading dental groups that complement or add to the dental care provided by the platform affiliate.

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

     Affiliations in Existing Markets

     We also increase our market penetration by affiliating with other leading general and specialty dental practices that complement the platform dental group. These practices are selected in much the same manner as the platform dental group. We identify those practices which have an outstanding reputation for quality dental care and provide the type of dental care which will complement or add to the dental care offered by the platform dental group.

     At December 31, 2001, our 19 affiliated dental groups had dental facilities in 33 of our 125 target markets. They provided care to nearly one million active patients, or approximately 3% of these market's total population of 30 million.

Operations

     Operating Structure

     We operate under a decentralized organizational structure. At the practice level, where permitted by applicable state law, we generally employ the dental hygienists, dental assistants and administrative staff. At each practice, a practice manager typically oversees the day-to-day business operations. The practice manager and administrative staff are responsible for, among other things, facility staffing, patient scheduling, on-site patient invoicing and ordering office and dental supplies. We believe local office scheduling is crucial because it allows each practice to accommodate the needs of its patients and increase the productivity of its dentists.

     We have regional management team that supervises the operations of one or more affiliates. This team provides support in areas such as recruiting, hiring and training facility staff, developing and implementing operating policies and procedures, administering employee benefits, billing and collecting accounts receivable, processing payroll, information systems, accounting, marketing and facilities development and management.

     Each regional management team reports to one of our operating vice presidents. An operating vice president is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple markets. Each operating vice president participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has management oversight responsibilities. The operating vice presidents are responsible for overseeing the development of operating plans and annual budgets and monitoring actual results. Additionally, we support each of our dental groups with analyses of the capacity, utilization and productivity of each dental facility. This analysis assists each practice in improving its operating performance from both a clinical and financial perspective.

     On a national level, we support our affiliates in several ways. We assist with:

     (i) sharing best clinical practices through our National Professional Advisory Forum;
     (ii) preparing for survey by the Accreditation Association for Ambulatory Health Care;
     (iii) developing training programs for the practice managers and administrative staff;
     (iv)   designing, locating and leasing new dental facilities;
     (v)    evaluating and negotiating dental benefit provider contracts;
     (vi)   evaluating and negotiating local practice affiliations;
     (vii) developing budgets and implementing accounting and financial systems;
     (viii) developing and implementing practice management and other information systems;
     (ix)   professional recruitment; and
     (x)    administering employee benefit plans.

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

     National Professional Advisory Forum

     We have organized the National Professional Advisory Forum ("NPAF") to provide guidance to our affiliated dental groups with respect to the clinical aspects of dentistry. Leading dentists from our affiliated dental groups are selected to participate in the NPAF. The NPAF meets on a regional basis and a national basis each year and provides a forum for dentists to share the best clinical practices of their respective dental groups and an opportunity for them to build professional relationships with other dental groups affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be in other professional settings. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides our management an opportunity to continue to build strong, mutually beneficial partner relationships with our affiliated dental groups.

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

     We believe it is advantageous to be affiliated with dental groups that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from capitated managed care dental plans to PPO plans and, to a lesser extent, traditional fee-for-service plans, we believe that our affiliates' experience in operating under all of these plans provides them with a competitive advantage. Most of our affiliated dental groups provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of our affiliates for the years ended December 31:

                                       1999             2000             2001
                                       ----             ----             ----
Fee-for-service                         44%              46%              47%
PPO plans                               14%              21%              25%
Capitated managed care plans            42%              33%              28%

     In today's dental economy, many of our affiliated dental groups are challenged with strong patient demand and fluctuations in labor markets. This combination can create an unstable practice environment which negatively impacts staff retention. Given these market dynamics, in selected markets, our affiliated dental groups have been realigning their reimbursement mix towards dental benefit plans designed to address the realities of the marketplace. This has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third party payor contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Facilities Development and Management

     We believe an inviting professional environment is a critical aspect of overall patient satisfaction. Each of our facilities is constructed to be warm, attractive and inviting to the patients in addition to being highly functional. Our dental facilities typically have eight to ten operatories and accommodate general and specialty dentists, dental hygienists and dental assistants, a practice manager and a receptionist. Generally, our facilities are either stand alone or located within a professional office building or medical facility.

     We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary based on capacity and utilization analyses.

     We use architectural design services to improve the facility design process and to ensure that all facilities are properly constructed and meet the standards set forth by the AAAHC and Occupational Safety and Health Administration/American Dental Association. To this end, we work with each affiliated dental group to establish a defined set of standards which are consistent with the desires of the dental group. We believe such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced staff and dentist productivity.

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

     Practice Management Systems

     We use various dental practice management software systems to facilitate patient scheduling, to invoice patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a proprietary practice management software system which has been used and continuously enhanced at Park Dental since 1987. We believe that Comdent's scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large multi-site dental groups. We expect to have all of our multi-specialty dental groups on Comdent or Quality Systems, Inc. ("QSI"), a third party practice management system, by year end 2003. We are also developing a data warehouse and decision support system to analyze information from the dental practice management systems in use.

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

     We and each PC establish a joint policy board which is responsible for developing and implementing management and administrative policies for the dental operation. The joint policy board consists of an equal number of representatives designated by us and the PC. The joint policy board members designated by the PC must be licensed dentists employed by the PC. The joint policy board's responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities, all annual capital and operating budgets, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services, and staffing plans regarding provider and support personnel for the dental group. The joint policy board also reviews and monitors the financial performance of the PC with respect to the attainment of the PC's budgeted goals. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the PC. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships between the PC and dental benefit providers. However, the PC has final approval over matters relating to dental care, including all dental benefit plan provider contracts and patient fee schedules.

     The PC reimburses us for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for business services. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of our dental facilities. Under certain service agreements our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal budgeting process. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, we bill patients and third party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority:

     (i) reimbursement of expenses incurred in connection with the operation and administration of the dental facilities;
     (ii)  repayment of advances, if any, made by us to the PC;
     (iii) payment of the monthly fee;
     (iv)  payment of provider expenses; and
     (v)   payment of the additional variable fee, as applicable.

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

Competition

     The dental services industry is highly competitive and is expected to become more competitive. Our affiliates compete with other dental practices in their market. We compete with more than ten other companies that provide business services to dentists, as well as those seeking to affiliate with existing dental practices through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dentists are their affiliation methods and models, the number and reputation of their existing affiliates, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems and their operating methods. We believe that we compete effectively with other companies that provide business services to dentists with respect to these factors.

Government Regulation

     General

     The practice of dentistry is highly regulated, and our operations and those of our affiliated dental practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new markets. There can be no assurance that the regulatory environment in which we and our affiliated dental groups operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and our affiliated dental groups obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws.

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

     Many states' laws and regulations relating to the practice of dentistry were adopted prior to the emergence of providers of business services to dental groups like us. As a result, a number of states, including states in which we currently operate, are in the process of reviewing and/or amending their laws or regulations relating to the practice of dentistry and dentists' business arrangements with unlicensed persons like us. There can be no assurance that any amendments or new laws or regulations, or the interpretation or application of existing or new laws or regulations, will not have a material adverse effect on our business, financial condition and results of operations.

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

Employees

     As of December 31, 2001, we employed 1,435 people. This amount included 685 hygienists and dental assistants and 750 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 358 dentists, as well as 266 hygienists and dental assistants located in states which prohibit our employment of hygienists and/or dental assistants, all of whom were employees or independent contractors of their respective affiliated PCs. We consider our relations with our employees to be good.

Executive Officers of the Registrant

     The following table sets forth information concerning each of our executive officers:

           Name              Age                     Position
           ----              ---                     --------
Gregory A. Serrao.........    39   Chairman, President and Chief Executive Officer
Joseph V. Errante, D.D.S..    46   Senior Vice President - Business Development
Michael F. Frisch.........    44   Senior Vice President - Regional Operations
Paul F. Gill..............    56   Senior Vice President - Regional Operations
Michael J. Vaughan........    48   Senior Vice President and Chief Operating Officer
Ian H. Brock..............    32   Vice President - Finance
Breht T. Feigh............    35   Vice President - Chief Financial Officer and Treasurer
Roger A. Horton, D.M.D....    47   Vice President - Information Systems
Jesley C. Ruff, D.D.S.....    47   Vice President - Chief Professional Officer
Peter G. Swenson..........    30   Vice President - Market Development

The executive officers are elected annually by the Board of Directors.

     Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. ( "Cardinal Health "). From 1991 to 1992, Mr. Serrao served as Vice President--Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

     Dr. Errante has served as our Senior Vice President - Business Development since January 2000. From November 1998 through December 1999, Dr. Errante served as Vice President - Regional Operations. From January 1996 to October 1998, Dr. Errante served as Chief Executive Officer of Innovative Practice Concepts, Inc. (which we acquired in January 1998). From January 1996 to January 1998, Dr. Errante also served as Chairman of Associated Dental Care Providers, P.C., one of our affiliated dental groups, which he co-founded in 1985. From 1992 to 1996, Dr. Errante served as Chief Executive Officer and Chairman of Associated Companies, Inc., the management company that operated Associated Health Plans, Inc. ( "AHP "), a managed care dental plan in Arizona. From 1985 to 1992, Dr. Errante served as the Dental Director for AHP. Dr. Errante is currently the Immediate Past President of the American Academy of Dental Group Practice ( "AADGP ") and sits on the Managed Care Dental Advisory Board to Proctor and Gamble.

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

     Mr. Gill has served as our Senior Vice President - Regional Operations since January 2001. From October 1993 to December 2000, Mr. Gill served as Administrator for Riverside Dental Group, one of our affiliated dental groups. From September 1991 to September 1993, Mr. Gill served as Community Development Director for the City of Moreno Valley, California. Before working for the City of Moreno Valley, Mr. Gill served as a career Air Force officer and pilot. His last assignment was as Commander of March Air Force Base in California.

     Mr. Vaughan has served as our Senior Vice President and Chief Operating Officer since October 2001. From January 2001 to September 2001, Mr. Vaughan served as Senior Vice President - Regional Operations. From January 2000 to December 2000, Mr. Vaughan served as Vice President - Operations. From 1996 to 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution's Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC in various sales management positions.

     Mr. Brock has served as our Vice President - Finance since October 2001. Mr. Brock was Vice President - Financial Planning from January 2001 to September 2001, Director - Financial Planning from February 1998 to December 2000 and Assistant Controller from September 1996 to January 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., ("AMR") a national provider of ambulance services, as a corporate financial analyst from October 1995 to August 1996 and as an accounting manager and financial analyst from June 1991 to September 1995 with AMR of Connecticut, Inc., one of AMR's four founding subsidiaries.

     Mr. Feigh has served as our Vice President - Chief Financial Officer and Treasurer since January 2001, served as Vice President - Strategic Initiatives from January 2000 to December 2000 and was Director - Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in the health care mergers and acquisition group of Robertson, Stephens & Company from 1996 to 1997. From 1994 to 1996, he was employed in the Latin American investment banking group of ING Barings, and from 1989 to 1993, he was employed in the health care investment banking group of Dean Witter Reynolds, Inc.

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

     Mr. Swenson has served as our Vice President - Market Development for the Company since January 2000. Mr. Swenson was Director - Market Development from January 1998 to December 1999 and Director - Facility Development from January 1997 to December 1997. From April 1994 to December 1996, Mr. Swenson was Manager
- Facilities Development of Park Dental, one of our affiliated dental groups.

ITEM 2. PROPERTIES

     We lease most of our dental facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of December 31, 2001, we owned or leased 154 dental facilities, 10 local management offices and our corporate office. Our corporate office is located at 301 Edgewater Place, Suite 320, Wakefield, Massachusetts, in approximately 6,900 square feet occupied under a lease which expires in March 2002. As of April 2002, our corporate office will be located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts, with approximately 8,300 square feet occupied under a lease which will expire in March 2007. The Company considers that its properties are in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.

     Typically, each dental facility has some excess capacity to allow for future growth. In 2001, some dental facilities operated at or near capacity and others operated moderately below capacity due to the excess capacity created by the contract terminations by Cigna Dental and Protective Life with three of our affiliates. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

     In 2001, our dental facilities operated at levels of utilization which varied from affiliate to affiliate, but overall were satisfactory.

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

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

     Our Common Stock is traded on the Nasdaq National Market system under the symbol "ADPI." The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2000 and 2001:

                             High      Low     Close
                            ------    ------   ------
     2000
     ----
1st Quarter .............   $ 9.375   $6.250   $6.938
2nd Quarter .............   $ 7.000   $6.875   $7.000
3rd Quarter .............   $ 9.000   $6.375   $6.875
4th Quarter .............   $ 8.500   $5.000   $7.500

                             High       Low     Close
                            -------    ------   -----
     2001
     ----
1st Quarter .............   $11.500    $6.688   $9.250
2nd Quarter..............   $ 8.750    $3.740   $4.200
3rd Quarter .............   $ 7.950    $4.300   $7.500
4th Quarter..............   $ 8.200    $4.360   $6.300

     As of March 21, 2002, there were approximately 51 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the Nasdaq National Market as of March 21, 2002 was $8.62 per share.

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

Recent Sales of Unregistered Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA(1) (in thousands, except per share amounts and statistical data)

                                                                        Years Ended December 31,
                                                         ----------------------------------------------------
                                                           1997       1998       1999       2000       2001
                                                         --------    -------   --------   --------   --------
Consolidated Statement of Operations Data:
Net revenue ..........................................   $ 53,270    $84,090   $117,352   $143,644   $147,410
                                                         --------    -------   --------   --------   --------
Operating expenses:
     Salaries and benefits ...........................     28,438     43,190     57,417     68,135     70,341
     Lab fees and dental supplies ....................      6,435     10,796     15,866     21,078     22,681
     Office occupancy ................................      4,814      7,635     11,321     14,784     16,669
     Other operating expenses ........................      6,264      6,840      9,235     10,990     12,370
     General corporate expenses ......................      3,337      3,951      4,814      5,364      5,660
     Depreciation ....................................      1,580      2,495      3,642      4,708      5,088
     Amortization of goodwill and intangible assets...        769      2,085      3,016      3,822      3,955
     Special charges .................................         --         --         --         --        844
                                                         --------    -------   --------   --------   --------
          Total operating expenses ...................     51,637     76,992    105,311    128,881    137,608
                                                         --------    -------   --------   --------   --------
Earnings from operations .............................      1,633      7,098     12,041     14,763      9,802
     Interest expense, net ...........................        563      1,085      1,877      4,378      4,295
                                                         --------    -------   --------   --------   --------
Earnings before income taxes .........................      1,070      6,013     10,164     10,385      5,507
     Income taxes ....................................         --      2,127      4,151      4,216      2,236
                                                         --------    -------   --------   --------   --------
     Net earnings ....................................   $  1,070    $ 3,886   $  6,013   $  6,169   $  3,271
                                                         ========    =======   ========   ========   ========
Net earnings (loss) per common share (2):
     Basic ...........................................   $  (0.05)   $  0.59   $   0.80   $   0.87   $   0.46
     Diluted .........................................   $  (0.05)   $  0.54   $   0.78   $   0.84   $   0.45

Weighted average common shares outstanding (2):
     Basic ...........................................      2,273      5,907      7,513      7,119      7,183
     Diluted .........................................      2,273      6,867      7,745      7,320      7,343

                                                                            December 31,
                                                         ----------------------------------------------------
                                                           1997       1998       1999       2000       2001
                                                         --------    -------   --------   --------   --------
Consolidated Balance Sheet Data:
Cash and cash equivalents ............................   $  5,265    $ 2,420   $  2,325   $    472   $  1,540
Working capital ......................................        759     (2,725)        22      4,063      9,123
Total assets .........................................     52,450     79,441    119,416    141,814    144,335
Long-term debt, excluding current maturities..........     21,253      9,980     40,249     55,330     54,840
Redeemable and convertible preferred stock ...........     16,297         --         --         --         --
Total stockholders' equity ...........................        909     48,305     52,229     58,486     61,776

Statistical Data (end of period):
Number of states .....................................          5          8         12         14         14
Number of dental facilities ..........................         77        103        134        156        154
Number of operatories (3) ............................        566        830      1,193      1,397      1,360
Number of affiliated dentists (4) ....................        171        231        324        373        358

----------
(1) Certain reclassifications have been made to the consolidated financial statements to conform with current year presentation.
(2) Net earnings (loss) per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.
(3) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(4) Includes full-time equivalent general dentists employed by the PCs and full-time equivalent specialists, some of whom are independent contractors to the PCs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to December 31, 2001, we completed 43 affiliation transactions, comprising 19 dental groups and 154 dental facilities with 1,360 operatories in 14 states.

Affiliation Summary

     When affiliating with a dental group, we acquire selected assets and enter into a long-term service agreement with the affiliated dental group or professional corporation ("PC"). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

     During 1999, 2000 and 2001, we acquired selected non-clinical assets from twelve, nine, and three dental practices, respectively, and simultaneously entered into 40-year service agreements with seven of the affiliated dental groups (17 practices joined existing affiliates). In total, these 24 affiliations resulted in the addition of 45 dental facilities and 474 operatories. Subsequent to December 31, 2001, we acquired selected assets of one dental practice that joined an existing affiliate. This affiliation resulted in the addition of one dental facility with four operatories. See Note 5 of "Notes to Consolidated Financial Statements" for further information on acquisitions and affiliations. We currently are in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities we intend to keep on focusing on internal operations in 2002. Accordingly, there can be no assurance that we will consummate any additional affiliations in 2002.

Affiliate Adjusted Gross Revenue Compared to Net Revenue

     Affiliate Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated dental groups for the year ended December 31, 2001 was approximately 47% fee-for-service, 25% PPO plans and 28% capitated managed care plans.

     The PCs reimburse us for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for business services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental hygienists and dental assistants), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses. See "Business--Operations--Operating Structure."

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1999, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 29.3% of adjusted gross revenue in 1999 to 31.9% in 2000 and 34.2% in 2001. We incur costs to operate and support the affiliated adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue as well as a percentage of our net revenue.

     The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below (in thousands):

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                    1999       2000       2001
                                                                  --------   --------   --------
Adjusted gross revenue-affiliated dental groups (unaudited) ...   $151,965   $194,572   $207,736
     Amounts retained by affiliated dental groups (unaudited)..     44,565     62,020     71,090
                                                                  --------   --------   --------
Net revenue earned by the Company under service
agreements ....................................................   $107,400   $132,552   $136,646
                                                                  ========   ========   ========

Net  Revenue

     The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients.

Results of Operations

     Net  Revenue

     Net revenue increased 22% in 2000 to $143,644,000 and 3% in 2001 to $147,410,000. The increases in net revenue are due to same market growth from dental groups which were our affiliates during the entirety of both the current year and the previous year and the inclusion of revenue derived from service agreements entered into in connection with affiliation transactions in 2000 and 2001. Same market growth of 12.2% in 2000 and 0.4% in 2001 resulted from the addition and expansion of our facilities and successful renegotiation of certain dental benefit provider contracts which increased the level of reimbursement for services provided by our affiliated dental groups. In 2001, the increase in net revenue from these sources was offset by the disruption and loss of business associated with contract terminations. Net revenue derived from our service agreement with Park Dental represented approximately 34%, 32% and 33% of our consolidated net revenue for 1999, 2000 and 2001, respectively.

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

     Net revenue derived from our service agreement with Associated Dental Care Providers decreased from $10,115,000 in 2000 to $5,257,000 in 2001 due to the contract terminations.

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

     Salaries and benefits expense as a percentage of net revenue decreased from 48.9% in 1999 to 47.4% in 2000 as a result of increased business in states where the PC's are required to employ the dental hygienists and dental assistants, more efficient utilization of staff in existing facilities and leveraging of local and regional management and administrative resources in certain markets.

     Salaries and benefits expense as a percentage of net revenue increased from 47.4% in 2000 to 47.7% in 2001. This is primarily related to the lost revenue associated with the contract terminations by Cigna Dental and Protective Life while maintaining a certain staff level to accommodate future replacement business and wage inflation due to fluctuations in labor markets in the dental sector. We anticipate such wage inflation pressures will begin to moderate in selected markets.

     Lab  Fees and Dental Supplies Expense

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. The increase in lab fees and dental supplies expense as a percentage of net revenue from 13.5% in 1999 to 14.7% in 2000 to 15.4% in 2001 was primarily due to price increases from certain lab providers due to increases in costs of certain precious metals and their internal wage inflation. We believe inflation will continue to affect lab fees and dental supply expenses for the foreseeable future. In 2001, we continued to focus our efforts to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. Lab fees and dental supplies expense has stabilized when calculated as a percentage of affiliate adjusted gross revenue.

     Office Occupancy Expense

     Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

     Office occupancy expense as a percentage of net revenue increased from 9.6% in 1999 to 10.3% in 2000 and 11.3% in 2001 primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations at three of our affiliates. In 1999, we added seven new facilities and relocated and expanded 24 facilities. In 2000, we added one new facility and relocated and expanded 15 facilities. In 2001, we added three new facilities and relocated and expanded nine facilities, while we closed three locations in Arizona due to the loss of the Cigna and Protective Life contracts. This net investment in facilities increased our physical capacity in these markets to allow for future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue. While office occupancy expense has increased, the trend is less significant when calculated as a percentage of affiliated adjusted gross revenue.

     In addition, office occupancy expense as a percentage of net revenue increased in 2001 compared to 2000 due to the excess capacity created by the contract terminations by Cigna Dental and Protective Life and the affiliation with practices with a generally higher ratio of office occupancy expense to net revenue in their respective markets compared to the existing base of affiliates.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities, resulting in similar expense as a percentage of net revenue in 2001. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

     Other Operating Expenses

     Other operating expenses decreased as a percentage of net revenue from 7.9% in 1999 to 7.7% in 2000 primarily as a result of economies of scale as it relates to professional fees and insurance expense, the regionalization of administrative and data processing functions in certain markets, the dilution of the impact of the Minnesota Care Tax and better management of certain discretionary spending. These costs savings were partially offset by the affiliation with practices with a generally higher ratio of other operating expenses to net revenue in their respective markets compared to the existing base of affiliates.

     Other operating expenses increased as a percentage of net revenue from 7.7% in 2000 to 8.4% in 2001 primarily due to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life and $147,000 of unusual expenses in 2001 related to costs associated with increased patient communications, deinstallation of certain computer equipment and the relocation of certain resource center personnel (see Note 4 to "Notes to Consolidated Financial Statements"). In 2002, our other operating expenses may increase due to increased insurance costs; however, we hope to offset these increases with continued management of discretionary spending.

     General Corporate Expenses

     General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses decreased as a percentage of net revenue from 4.1% in 1999 to 3.7% in 2000 and increased to 3.8% in 2001. General corporate expenses in 2001 included $192,000 of unusual expenses associated with the restructuring of management. These costs included separation and relocation of certain management personnel (see Note 4 to "Notes to Consolidated Financial Statements"). The level of general corporate expenses may continue to increase in the future as we continue to expand our management infrastructure. However, it is anticipated that these costs will decline as a percentage of net revenue in the future.

     Depreciation

     Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense increased as a percentage of net revenue from 3.1% in 1999 to 3.3% in 2000 to 3.5% in 2001 primarily due to the depreciation of assets acquired and capital expenditures associated with the investment in the relocation and addition of new dental facilities in certain markets. In 1999, we added seven new facilities and relocated and expanded 24 facilities. In 2000, we added one new facility and relocated and expanded 15 facilities. In 2001, we added three new facilities and relocated and expanded nine facilities, offset by the closing and write-off of three locations in Arizona. These capital expenditures increased our capacity to allow for future growth. This increase in depreciation expense as a percentage of net revenue was partially offset by leveraging the costs in existing facilities.

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

     Amortization of Goodwill and Intangible Assets

     Amortization increased as a percentage of net revenue from 2.6% in 1999 to 2.7% in 2000 primarily as a result of intangible assets recorded in connection with the 21 affiliation transactions completed in 1999 and 2000. Amortization expense increased from $3,822,000 in 2000 to $3,955,000 in 2001, but remained at 2.7% as a percentage of net revenue.

     We are currently evaluating the applicability of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" to our dental group affiliation model and the impact its application will have on amortization expense in 2002 and thereafter. Upon review of the standard service agreement that we have with all of our affiliated dental groups, we interpret our intangible assets to have indefinite lives. Therefore, application of the non-amortization provisions of SFAS No. 142 for goodwill and intangible assets is expected to result in our goodwill and intangible assets no longer being amortized beginning January 1, 2002. We would then perform an impairment test on the goodwill and intangible assets annually and when circumstances exist which would suggest that they may be impaired (loss of key personnel, change in legal factors, competition, etc.). In the future, we might have amortization of intangible assets with definite lives as a result of intangibles recorded in connection with future affiliations.

     Special Charges

     Special charges represent a provision for costs associated with reductions in physical capacity in Arizona and patient communications as a result of contract terminations received by three of our affiliates from Cigna Dental and Protective Life. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses. For further information on these special charges, see Note 4 to "Notes to Consolidated Financial Statements."

     Interest Expense, Net

     Net interest expense increased from $1,877,000 in 1999 to $4,378,000 in 2000 primarily as a result of increased average borrowings under our revolving credit facility to fund the affiliation transations completed since 1999 and our capital expenditures in 1999 and 2000. In addition, a higher overall average market interest rate in 2000 and increased financing costs associated with amending our revolving credit facility in July 2000 further increased interest expense from 1999 to 2000.

     Net interest expense decreased from $4,378,000 in 2000 to $4,295,000 in 2001 due to a lower overall interest rate in 2001. The lower interest expense in 2001 was partially offset by twelve months of increased financing costs associated with amending our revolving credit facility in July 2000 compared to six months of financing costs in 2000. We believe interest expense will decrease in 2002 due to a lower average level of indebtedness and lower interest rates.

     Income Taxes

     Our effective tax rate was approximately 40.8%, 40.6% and 40.6% for 1999, 2000 and 2001, respectively. The effective tax rate in 2000 decreased from the 1999 rate primarily due to an increase in the proportionate amount of income in states with lower average tax rates. This reduction was partially offset by a valuation allowance for certain deferred tax assets and other permanent book to tax differences. The effective tax rate in 2001 remained consistent with 2000. We anticipate the effective tax rate for 2002 to decrease below historic levels.

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

     From January 1, 2000 through December 31, 2001, we completed 12 dental practice affiliations for aggregate consideration of $16.0 million in cash, $1.3 million in subordinated promissory notes and $0.6 million in deferred payments.

     For the years ended December 31, 2000 and 2001, cash provided by operating activities amounted to $10,203,000 and $10,253,000, respectively. Cash from operations was affected by an increase in receivables due from affiliated dental groups of $7,889,000 in 2000 as compared to $2,273,000 in 2001. This reflects improved receivable collections at the affiliate level in 2001. However, this improvement from 2000 was offset by lower net earnings for 2001, impacted by the contract terminations previously discussed. Approximately $553,000 and $339,000 was paid in 2001 for special charges and other unusual expenses, respectively.

     For the years ended December 31, 2000 and 2001, cash used in investing activities amounted to $25,251,000 and $8,386,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $14,912,000 and $1,079,000 for 2000 and 2001, respectively. Cash used for capital expenditures was $9,391,000 and $6,801,000 for 2000 and 2001, respectively. Capital expenditures for 2000 included costs associated with the addition of one new dental facility and the relocation and/or expansion of 15 dental facilities. Capital expenditures for 2001 included costs associated with the development of three dental facilities and the relocation and expansion of nine dental facilities. Although we expect to continue to make meaningful capital expenditures, we do not expect capital expenditures in 2002 to continue at the same levels as 2000 and 2001.

     For the year ended December 31, 2000, cash provided by financing activities amounted to $13,195,000. For the year ended December 31, 2001, cash used for financing activities amounted to $799,000. Cash provided by financing activities in 2000 resulted from net borrowings under our revolving line of credit of $15,560,000 and proceeds from the issuance of Common Stock for the employee stock purchase plan of $376,000, offset by the repayment of indebtedness of $1,645,000, payment of debt issuance costs of $808,000 and the repurchase of 40,000 shares of our Common Stock for $288,000. Cash used for financing activities in 2001 resulted from the repayment of indebtedness of $1,656,000 and the repurchase of 112,500 shares of Common Stock for $630,000 offset by the net borrowings under our revolving line of credit of $1,100,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $283,000 and proceeds from the issuance of Common Stock from stock option exercises of $104,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes, including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of December 31, 2001 was $50,157,000. The unused balance at December 31, 2001 was $24,843,000 and based on borrowing covenants $370,000 was available for borrowing. The amounts available for borrowing were reduced in 2001 as a result of the special charges and unusual expenses being included in calculations of the trailing twelve month borrowing covenants. The amounts available for borrowing are expected to be greater in 2002.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2001, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified or the affiliations consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In recent years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of Common Stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified. While we continue to evaluate new affiliation opportunities, we intend to continue to focus more on our internal operations. As a result, while the number of new affiliations over the next twelve months could be more than in 2001, they are expected to be less than levels in 1999 and 2000.

     Any excess cash will be used to reduce indebtedness or to repurchase Common Stock through our previously announced repurchase program, pursuant to which approximately $1.1 million remains available to repurchase additional shares.

     We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures and affiliations for at least the next twelve months. Furthermore, we believe the amount available to borrow under our revolving credit facility covenant restrictions will increase throughout 2002.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis management evaluates its estimates, including those related to carrying value of receivables due from affiliated dental groups, intangible assets, income taxes and any potential future impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations.

..    Valuation of receivables due from affiliated dental groups. The Company's carrying amount of receivables due from affiliated dental groups requires management to assess the collectibility of our affiliates' service fees. We review the cash flows and economic viability of the dentist-owned Professional Corporations (PC's) when assessing the collectibility of our receivables. We have not recorded any losses related to our historical experience with receivables due from affiliated dental groups.

..    Goodwill and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Management performs an impairment test on goodwill and intangibles when facts and circumstances exist which would suggest that the goodwill or intangibles may be impaired (loss of key personnel, change in legal factors, competition, etc.) If impairment was determined, we would make the appropriate adjustment to goodwill or the intangible assets to reduce the asset's carrying value. We review the cash flows and projected revenue streams when performing the impairment test on goodwill and intangible assets. We have not needed to record any impairment charges or writedowns related to our historical experience with goodwill and other intangible assets.

..    Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and apply to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting we used in previous business combinations.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

     The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets aquired prior to July 1, 2001, American Dental Partners was required to adopt SFAS No. 142 effective January 1, 2002. At December 31, 2001, American Dental Partners had approximately $2.7 million of goodwill related to the Orthocare, Ltd. acquisition in October 1997. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in the elimination of amortization expense of approximately $130,000 in 2002.

     At December 31, 2001, American Dental Partners had intangibles with indefinite lives of approximately $85.1 million related to affiliations from November 1996 through 2001. The change from definite lives to indefinite lives in the estimated useful lives of intangible assets is expected to result in the elimination of amortization expense of approximately $3.8 million in 2002.

     Pursuant to SFAS No. 142, American Dental Partners will test its goodwill and intangibles with indefinite lives for impairment upon adoption and, if impairment is indicated, we will record such impairment as a cumulative effect of an accounting change. American Dental Partners is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position, however, management does not expect there to be any impairment charges in 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 does not apply to us.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. We anticipate that the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins, ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2001 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $502,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                          -----------------------------

                                                                                                            Page
                                                                                                            ----
Consolidated Financial Statements

   Independent Auditors' Report ..........................................................................   28

   Consolidated Balance Sheets as of December 31, 2000 and 2001 ..........................................   29

   Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.............   30

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000
      and 2001 ...........................................................................................   31

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.............   32

   Notes to Consolidated Financial Statements ............................................................   33

Financial Statement Schedules

   Not applicable

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Dental Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/KPMG LLP


Boston, Massachusetts
February 15, 2002

                         AMERICAN DENTAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                           December 31,
                                                                                                     ----------------------
                                                                                                        2000        2001
                                                                                                     ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................................      $     472    $   1,540
   Accounts receivable ........................................................................            222          250
   Receivables due from affiliated dental groups ..............................................         17,331       19,366
   Income taxes receivable ....................................................................            255          821
   Inventories ................................................................................          1,764        1,816
   Prepaid expenses and other receivables .....................................................          1,962        1,972
   Deferred income taxes ......................................................................            472          486
                                                                                                     ---------    ---------
      Total current assets ....................................................................         22,478       26,251
                                                                                                     ---------    ---------

Property and equipment, net ...................................................................         27,840       29,605
                                                                                                     ---------    ---------
Non-current assets:
   Goodwill, net ..............................................................................          2,832        2,704
   Intangible assets, net .....................................................................         87,793       85,146
   Other assets ...............................................................................            871          629
                                                                                                     ---------    ---------
      Total non-current assets ................................................................         91,496       88,479
                                                                                                     ---------    ---------
      Total assets ............................................................................      $ 141,814    $ 144,335
                                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................      $   7,198    $   7,608
   Accrued compensation, benefits and taxes ...................................................          4,573        3,686
   Accrued expenses ...........................................................................          5,051        3,981
   Accrued special charges ....................................................................             --          256
   Current maturities of debt .................................................................          1,593        1,597
                                                                                                     ---------    ---------
      Total current liabilities ...............................................................        18,415       17,128
                                                                                                     ---------    ---------
Non-current liabilities:
   Long-term debt .............................................................................         55,330       54,840
   Deferred income taxes ......................................................................          9,231       10,324
   Other liabilities ..........................................................................            352          267
                                                                                                     ---------    ---------
      Total non-current liabilities ...........................................................         64,913       65,431
                                                                                                     ---------    ---------
      Total liabilities .......................................................................         83,328       82,559
                                                                                                     ---------    ---------

Stockholders' Equity:
   Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued
      or outstanding ..........................................................................             --           --
   Common  stock, par value $0.01 per share, 25,000,000 shares authorized,
      7,600,532 and 7,754,893 shares issued and 7,130,532 and 7,172,393
      shares outstanding ......................................................................             76           78
   Additional paid-in capital .................................................................         46,959       47,606
   Retained earnings ..........................................................................         14,695       17,966
   Treasury stock, at cost, 470,000 and 582,500 shares ........................................         (3,244)      (3,874)
                                                                                                     ---------    ---------
      Total stockholders' equity ..............................................................         58,486       61,776
                                                                                                     ---------    ---------
Commitments and contingencies
      Total liabilities and stockholders' equity ..............................................      $ 141,814    $ 144,335
                                                                                                     =========    =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Years Ended December 31,
                                                      ------------------------------
                                                        1999       2000       2001
                                                      --------   --------   --------
Net revenue .......................................   $117,352   $143,644   $147,410
                                                      --------   --------   --------
Operating expenses:
   Salaries and benefits ..........................     57,417     68,135     70,341
   Lab fees and dental supplies ...................     15,866     21,078     22,681
   Office occupancy ...............................     11,321     14,784     16,669
   Other operating expenses .......................      9,235     10,990     12,370
   General corporate expenses .....................      4,814      5,364      5,660
   Depreciation ...................................      3,642      4,708      5,088
   Amortization of goodwill and intangible assets        3,016      3,822      3,955
   Special charges ................................         --         --        844
                                                      --------   --------   --------
      Total operating expenses ....................    105,311    128,881    137,608
                                                      --------   --------   --------
Earnings from operations ..........................     12,041     14,763      9,802
   Interest expense, net ..........................      1,877      4,378      4,295
                                                      --------   --------   --------
Earnings before income taxes ......................     10,164     10,385      5,507
   Income taxes ...................................      4,151      4,216      2,236
                                                      --------   --------   --------
   Net earnings ...................................   $  6,013   $  6,169   $  3,271
                                                      ========   ========   ========

Net earnings per common share:
   Basic ..........................................   $   0.80   $   0.87   $   0.46
   Diluted ........................................   $   0.78   $   0.84   $   0.45
Weighted average common shares outstanding:
   Basic ..........................................      7,513      7,119      7,183
   Diluted ........................................      7,745      7,320      7,343

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (in thousands)

                                        Number of Shares
                                        -----------------
                                        Common    Common             Additional                             Treasury      Total
                                         Stock   Stock In   Common    Paid-in      Unearned      Retained   Stock at   Stockholders'
                                        Issued   Treasury   Stock      Capital    Compensation   Earnings    Cost         Equity
                                        ------   --------   ------   ----------   ------------   --------   --------   -------------
Balance at December 31, 1998 .........   7,436      --       $74      $45,742       $   (24)     $  2,513   $     --     $ 48,305
   Issuance of common stock for
      acquisitions and affiliations ..      50      --         1          351            --            --         --          352
   Issuance of common stock for
      employee stock purchase plan ...      51      --        --          491            --            --         --          491
   Repurchase of common stock ........      --    (430)       --           --            --            --     (2,956)      (2,956)
   Amortization of unearned
      Compensation ...................      --      --        --           --            24            --         --           24
   Net earnings ......................      --      --        --           --            --         6,013         --        6,013
                                         -----    ----       ---      -------       -------      --------   --------     --------
Balance at December 31, 1999 .........   7,537    (430)       75       46,584            --         8,526     (2,956)      52,229
   Issuance of common stock for
      employee stock purchase plan ...      64      --         1          375            --            --         --          376
   Repurchase of common stock ........      --     (40)       --           --            --            --       (288)        (288)
   Net earnings ......................      --      --        --           --            --         6,169         --        6,169
                                         -----    ----       ---      -------       -------      --------   --------     --------
Balance at December 31, 2000 .........   7,601    (470)       76       46,959            --        14,695     (3,244)      58,486
   Issuance of common stock for
      employee stock purchase ........      62      --        --          283            --            --         --          283
   Issuance of common stock for
      exercised stock options,
      including tax benefit of
      $262,000 .......................      92      --         2          364            --            --         --          366
   Repurchase of common stock ........      --    (112)       --           --            --            --       (630)        (630)
   Net earnings ......................      --      --        --           --            --         3,271         --        3,271
                                         -----    ----       ---      -------       -------      --------   --------     --------
Balance at December 31, 2001 .........   7,755    (582)      $78      $47,606       $    --      $ 17,966   $ (3,874)    $ 61,776
                                         =====    ====       ===      =======       =======      ========   ========     ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)

                                                                                       Years Ended December 31,
                                                                                     1999        2000        2001
                                                                                   --------    --------    --------
Cash flows from operating activities:
    Net earnings ...............................................................   $  6,013    $  6,169    $  3,271
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation ...........................................................      3,642       4,708       5,088
        Amortization of goodwill and intangible assets .........................      3,016       3,822       3,955
        Other amortization .....................................................        106         156         229
        Deferred income taxes ..................................................        420         183         685
        (Gain)loss on disposal of property and equipment .......................         --          (4)        147
        Changes in assets and liabilities, net of acquisitions and affiliations:
             Accounts receivable ...............................................        621          39         (18)
             Receivables due from affiliated dental groups .....................     (4,103)     (7,889)     (2,273)
             Other current assets ..............................................     (1,590)        717         (74)
             Accounts payable and accrued expenses .............................      2,277       2,026         135
             Accrued compensation, benefits and taxes ..........................        151         115        (879)
             Accrued special charges ...........................................         --          --         291
             Income taxes payable and receivable, net ..........................     (1,356)        161        (304)
                                                                                   --------    --------    --------
                Net cash provided by operating activities ......................      9,197      10,203      10,253
                                                                                   --------    --------    --------

Cash flows from investing activities:
    Acquisitions and affiliations, net of cash acquired ........................    (19,855)    (14,912)     (1,079)
    Capital expenditures, net ..................................................    (11,166)     (9,391)     (6,801)
    Contingent and deferred payments ...........................................       (794)       (501)       (530)
    Proceeds from the sale of property and equipment ...........................         --         641          --
    Other ......................................................................     (2,522)     (1,088)         24
                                                                                   --------    --------    --------
                Net cash used for investing activities .........................    (34,337)    (25,251)     (8,386)
                                                                                   --------    --------    --------

Cash flows from financing activities:
    Borrowings under (repayments of) revolving line of credit, net .............     29,197      15,560       1,100
    Repayment of borrowings ....................................................     (1,673)     (1,645)     (1,656)
    Common stock issued for the employee stock purchase plan ...................        491         376         283
    Proceeds from the exercise of stock options ................................         --          --         104
    Repurchase of common stock .................................................     (2,956)       (288)       (630)
    Payment of debt issuance costs .............................................        (14)       (808)         --
                                                                                   --------    --------    --------
                Net cash provided by (used for) financing activities ...........     25,045      13,195        (799)
                                                                                   --------    --------    --------

Decrease in cash and cash equivalents ..........................................        (95)     (1,853)      1,068
Cash and cash equivalents at beginning of year .................................      2,420       2,325         472
                                                                                   --------    --------    --------
Cash and cash equivalents at end of year .......................................   $  2,325    $    472    $  1,540
                                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net ................................   $  1,572    $  3,996    $  4,081
                                                                                   ========    ========    ========
    Cash paid during the year for income taxes, net ............................   $  5,087    $  3,866    $  2,347
                                                                                   ========    ========    ========

Acquisitions and affiliations:
    Assets acquired ............................................................   $ 27,630    $ 17,714    $  1,149
    Liabilities assumed and issued .............................................     (7,256)     (2,802)        (70)
    Common stock issued ........................................................       (352)         --          --
                                                                                   --------    --------    --------
    Cash paid ..................................................................     20,022      14,912       1,079
    Less cash acquired .........................................................       (167)         --          --
                                                                                   --------    --------    --------
                Net cash paid for acquisitions and affiliations ................   $ 19,855    $ 14,912    $  1,079
                                                                                   ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 2000 and 2001

(1) Description of Business

     American Dental Partners, Inc. (the "Company") was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with these affiliated dental groups. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include sharing the best practices of its affiliates and providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1999 and 2000 in order to conform with the December 31, 2001 presentation. The Company increased its intangible assets and deferred tax liabilities by $9.2 million and $9.1 million, to reflect the difference between non-deductible intangibles for tax and book purposes for 2000 and 2001, respectively, in accordance with SFAS 109 "Accounting for Income Taxes."

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's carrying amount of receivables due from affiliated dental groups requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

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

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

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

     Goodwill and Intangible Assets

     Goodwill resulted from the excess of the purchase price of an acquisition over the estimated fair value of the tangible assets acquired and liabilities assumed. Goodwill is amortized on a straight-line basis over 25 years. Accumulated amortization amounted to $303,000, $436,000 and $564,000 at December 31, 1999, 2000 and 2001, respectively.

     Identifiable intangible assets result from service agreements with the affiliated dental groups. The estimated fair value of the service agreements is the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. All intangible assets associated with service agreements are amortized on a straight-line basis generally over 15 to 25 years. In the event a service agreement is terminated, the related affiliated dental group is generally required to purchase, at the Company's option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental group. Accumulated amortization amounted to $5,615,000, $9,304,000 and $13,131,000 at December 31, 1999, 2000 and 2001, respectively.

     The Company reviews the carrying value of goodwill and intangible assets on an entity by entity basis to determine if facts and circumstances exist which would suggest that the goodwill and/or intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the groups' profitability, market position, geographical penetration and reputation. If conditions are present which indicate impairment is probable, the Company prepares a projection of the undiscounted cash flows of the specific practice and determines if the goodwill and/or intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment is made to reduce the carrying amount of the goodwill and/or intangible assets to their fair value based on discounted cash flows.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

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

     Stock Option Plans

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Earnings Per Share

     Earnings per share are computed based on SFAS No. 128, "Earnings per Share." SFAS No. 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and apply to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting we used in previous business combinations.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets aquired prior to July 1, 2001, American Dental Partners was required to adopt SFAS No. 142 effective January 1, 2002. At December 31, 2001, American Dental Partners had approximately $2.7 million of goodwill related to the Orthocare, Ltd. acquisition in October 1997. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in the elimination of amortization expense of approximately $130,000 in 2002.

     At December 31, 2001, American Dental Partners had intangibles with indefinite lives of approximately $85.1 million related to affiliations from November 1996 through 2001. The change from definite lives to indefinite lives in the estimated useful lives of intangible assets is expected to result in the elimination of amortization expense of approximately $3.8 million in 2002.

     Pursuant to SFAS No. 142, American Dental Partners will test its goodwill and intangibles with indefinite lives for impairment upon adoption and, if impairment is indicated, we will record such impairment as a cumulative effect of an accounting change. American Dental Partners is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position, however, management does not expect there to be any impairment charges in 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, SFAS No. 143 does not apply to us.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. We anticipate that the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

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

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups in total and that of our largest affiliate, Park Dental, are presented below for illustrative purposes only (in thousands):

                                                                               Years Ended December 31,
                                                    ------------------------------------------------------------------------------
                                                              1999                       2000                       2001
                                                    ------------------------   ------------------------   ------------------------
                                                     Park     All Affiliated    Park     All Affiliated    Park     All Affiliated
                                                    Dental        Groups       Dental        Groups       Dental        Groups
                                                    -------   --------------   -------   --------------   -------   --------------
Adjusted gross revenue-affiliated dental groups
  (unaudited)....................................   $52,393      $151,965      $61,352      $194,572      $63,729      $207,736

Amounts retained by affiliated dental groups
  (unaudited)....................................    12,416        44,565       14,936        62,020       15,693        71,090
                                                    -------      --------      -------      --------      -------      --------
Net revenue earned by the Company under service
  agreements.....................................   $39,977      $107,400      $46,416      $132,552      $48,036      $136,646
                                                    =======      ========      =======      ========      =======      ========

     Net Revenue

     The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients.

     For the years ended December 31, 1999, 2000 and 2001, net revenue consisted of the following (in thousands):

                                                                            1999       2000       2001
                                                                          --------   --------   --------
Reimbursement of expenses:
    Clinic salaries and benefits ......................................   $ 42,625   $ 51,188   $ 53,730
    Lab and dental supplies ...........................................     15,866     21,078     22,681
    Office occupancy ..................................................     10,293     13,623     15,539
    Depreciation expense ..............................................      3,040      4,004      4,304
    Other operating expenses ..........................................      7,650      9,046     10,254
                                                                          --------   --------   --------
          Total reimbursement of expenses .............................     79,474     98,939    106,508
                                                                          --------   --------   --------
Service fees:
    Monthly fee .......................................................     26,335     30,460     29,391
    Additional variable fee ...........................................      1,591      3,153        747
                                                                          --------   --------   --------
          Total service fees ..........................................     27,926     33,613     30,138
                                                                          --------   --------   --------
          Net revenue earned by the Company under service agreements ..    107,400    132,552    136,646
Revenue related to the arrangement of the provision of care to patients
   and other ..........................................................      9,952     11,092     10,764
                                                                          --------   --------   --------
          Total net revenue ...........................................   $117,352   $143,644   $147,410
                                                                          ========   ========   ========

     Net revenue from the Company's service agreement with Park Dental represented approximately 34%, 32% and 33% of its consolidated net revenue for the year ended 1999, 2000 and 2001, respectively.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

(4)  Special Charges and Other Unsual Expenses

     Special Charges

     In January 2001, three of the Company's affiliated dental groups, Associated Dental Care Providers, Park Dental, and University Dental Associates, received notices of contract terminations from Cigna Dental, and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. These affiliated dental groups subsequently received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. These groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life and the three Cigna Dental contracts terminated as follows: (i) July 31, 2001 for Park Dental; (ii) March 31, 2001 for University Dental Associates and (iii) March 31, 2001 for Associated Dental Care Providers. The Protective Life contract terminated April 8, 2001 for Associated Dental Care Providers. These contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000.

     The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the Company's offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna Dental as staff model dental practices, Associated Dental's financial performance was heavily dependent upon its contract with Cigna Dental. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and are operating others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. The Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000.

The following table summarizes the recorded accruals and uses of the above special charges:

                                                                           Patient
                                                          Reduction in   Communication
                                      Facility Closures    Work Force     and Other         Total
                                      -----------------   ------------   -------------   -----------
Balance as of December 31, 2000          $      --         $      --       $     --      $        --
New charges .......................        540,000           425,000         39,000        1,004,000
Non-cash items ....................        (35,000)               --             --          (35,000)
Cash payments .....................       (222,000)         (267,000)       (64,000)        (553,000)
Reversal of charges ...............        (77,000)          (83,000)            --         (160,000)
Other adjustments .................             --           (25,000)        25,000               --
                                         ---------         ---------       --------      -----------
Balance as of December 31, 2001 ...      $ 206,000         $  50,000       $     --      $   256,000
                                         =========         =========       ========      ===========

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated.

     It is expected that approximately $154,000 of the remaining $256,000 of special charges will be paid in the first quarter of 2002 and the remaining balance will be paid over the terms of the leases through April 2004 and the employment contract through December 2002.

Other Unusual Expenses

     In the first quarter of 2001, in addition to the special charges described above, the Company accrued $470,000 for other unusual expenses. These costs included $143,000 for patient communication costs and deinstallation costs for certain computer equipment and $327,000 for management restructuring and relocation. During the fourth quarter of 2001, the Company reversed $131,000 of unusual expenses. This resulted from the deinstallation costs being less than anticipated and a relocation not occurring within the period anticipated by the Company. $147,000 of these unusual costs have been included in other operating expenses and $192,000 have been included in general corporate expenses in the Company's consolidated statement of operations for the year ended December 31, 2001.

(5)  Acquisitions and Affiliations

     During the year ended December 31, 2000, the Company acquired selected assets of nine dental practices and simultaneously entered into 40-year service agreements with two of the affiliated dental groups (seven practices joined existing affiliates). The aggregate purchase price paid in connection with these transactions consisted of approximately $14.9 million in cash, $1.3 million in subordinated promissory notes and $0.5 million in deferred payments. All transactions completed in 2000 are referred to as the "2000 Transactions."

     During the year ended December 31, 2001, the Company acquired selected assets of three dental practices that joined existing affiliates. The aggregate purchase price paid in connection with these transactions consisted of approximately $1.1 million in cash, $70,000 in subordinated promissory notes and $25,000 in deferred payments. All transactions completed in 2001 are referred to as the "2001 Transactions."

     The 2000 and 2001 Transactions are as follows:

Date                 Affiliated Dental Practice     Location(s)
----                -----------------------------   -----------
January 2000.....   Western New York Dental Group   Buffalo, NY
February 2000....   Columbia Dental Associates      Columbia, MD
February 2000....   Robert E. Ford, D.M.D.          Birmingham, AL
April 2000.......   The Dental Center               Gadsden, AL
June 2000........   Nathan Bell, D.D.S.             Charlotte and Raleigh-Durham, NC
June 2000........   Ronald G. White, D.D.S.         Riverside, CA
July 2000........   Ronald L. Moore, D.D.S.         Corona, CA
September 2000...   American Family Dentistry       Knoxville, Memphis and Nashville, TN
November 2000....   Carol E. Layton, D.M.D.         Robinson Township, PA
January 2001.....   Daniel V. Dracup, D.D.S.        Buffalo, NY
June 2001........   Southern Tier Dental            Boston, Buffalo and Holland, NY
September 2001...   Mark J. Wanezek, D.D.S.         Milwaukee, WI

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     The accompanying consolidated financial statements include the results of operations under the service agreements from the date of acquisition. The excess of the purchase price associated with all of the 2000 and 2001 Transactions over the estimated fair value of net assets (liabilities) acquired and assumed has been recorded as intangible assets which are summarized as follows (in thousands):

                                                                                            2000      2001
                                                                                           -------   ------
Total consideration paid ...............................................................   $16,741   $1,148
Fair value of net tangible assets (liabilities) acquired and assumed ...................     1,448      172
                                                                                           -------   ------
    Excess of consideration paid over the fair value of net tangible assets acquired ...   $15,293   $  976
                                                                                           =======   ======

(6)  Property and Equipment

     Property and Equipment

     Property and equipment consisted of the following at December 31 (in thousands):

                                                           2000           2001

Land, buildings and leasehold improvements .........     $ 20,790      $ 23,533
Equipment ..........................................       18,727        21,551
Furniture and fixtures .............................        5,839         6,344
                                                         --------      --------
    Total property and equipment ...................       45,356        51,428
Less accumulated depreciation ......................      (17,516)      (21,823)
                                                         --------      --------
    Property and equipment, net ....................     $ 27,840      $ 29,605
                                                         ========      ========

     Operating Leases

     The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2014. Rent expense for the years ended December 31, 1999, 2000 and 2001 amounted to $8,998,000, $11,418,000 and $13,071,000, respectively, of which $8,201,000, $10,601,000 and
$12,171,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

     Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2001 are as follows (in thousands):


                                                            Amount to be
                                                             Reimbursed
                                             Total Amount   Under Service     Net
                                                 Due         Agreements     Amount
                                             ------------   -------------   ------
2002 .....................................     $12,859         $12,214      $  645
2003 .....................................      11,835          11,416         419
2004 .....................................      10,274          10,113         161
2005 .....................................       9,243           9,163          80
2006 .....................................       7,250           7,250          --
Thereafter ...............................      33,873          33,873          --
                                               -------         -------      ------
       Total minimum lease payments ......     $85,334         $84,029      $1,305
                                               =======         =======      ======

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

(7)  Income Taxes

     Income tax expense for the years ended December 31 consists of the following (in thousands):

                                               1999          2000          2001
                                              ------        ------        ------
Current:
    Federal ..........................        $3,018        $3,347        $1,187
    State ............................           713           686           366
                                              ------        ------        ------
                                               3,731         4,033         1,553
                                              ------        ------        ------
Deferred:
    Federal ..........................           297           154           636
    State ............................           123            29            47
                                              ------        ------        ------
                                                 420           183           683
                                              ------        ------        ------
       Total income taxes ............        $4,151        $4,216        $2,236
                                              ======        ======        ======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

                                                             2000         2001
                                                           -------      -------
Deferred tax assets:
    Operating loss and other carryforwards ...........     $    32      $   107
    Property and equipment ...........................         766          454
    Organization and start-up costs ..................         484          272
    Accrued expenses and other liabilities ...........       1,038          635
                                                           -------      -------
       Total deferred tax assets .....................       2,320        1,468
                                                           -------      -------
Deferred tax liabilities:
    Intangibles ......................................     (11,000)     (11,281)
    Other ............................................         (79)         (25)
                                                           -------      -------
       Total deferred tax liabilities ................     (11,079)     (11,306)
                                                           -------      -------
       Net deferred tax assets (liabilities) .........     $(8,759)     $(9,838)
                                                           =======      =======

     The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

                                                                2000                           2001
                                                     ---------------------------    ---------------------------
                                                     Federal    State     Total     Federal    State     Total
                                                     -------    -----    -------    -------    -----    -------
Deferred tax assets:
    Current ......................................   $   373  $    99    $   472    $   387  $    99   $    486
    Non-current ..................................     1,402      446      1,848        608      374        982
                                                     -------    -----    -------    -------    -----    -------
       Total deferred tax assets .................     1,775      545      2,320        995      473      1,468
                                                     -------    -----    -------    -------    -----    -------
Deferred tax liabilities:
    Current ......................................        --       --         --         --       --         --
    Non-current ..................................    (9,054)  (2,025)   (11,079)    (9,118)  (2,188)   (11,306)
                                                     -------    -----    -------    -------    -----    -------
        Total deferred tax liabilities ...........    (9,054)  (2,025)   (11,079)    (9,118)  (2,188)   (11,306)
                                                     -------    -----    -------    -------    -----    -------
        Net deferred tax assets (liabilities)  ...   $(7,279) $(1,480)   $(8,759)   $(8,123) $(1,715)   $(9,838)
                                                     =======    =====    =======    =======    =====    =======

     At December 31, 2000, and 2001, the Company had net operating loss carryforwards for state income tax purposes of approximately $414,000 and $3,361,000 respectively. The 2001 carryforwards will expire as follows: $4,000 in 2002, $204,000 in 2003, $345,000 in 2004, $1,069,000 in 2005, and $1,739,000
in 2006.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     The following table reconciles the Federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31:

                                                        1999     2000     2001
                                                        ----     ----     ----
Income taxes at Federal statutory rate ..............   35.0%    35.0%    35.0%
Differential due to graduated rate ..................   (0.8)    (0.8)    (0.6)
State taxes, net of Federal benefit .................    5.3      4.5      4.9
Other permanent differences .........................    1.3      1.9      1.3
                                                        ----     ----     ----
   Effective income tax rate ........................   40.8%    40.6%    40.6%
                                                        ====     ====     ====

     The Company reclassified certain expenses in accordance with SFAS 109 "Accounting for Income Taxes" to reflect the difference between non-deductible intangibles for tax and book purposes. As a result amortization expense increased and income tax expense decreased by $437,000 for 1999, 2000 and 2001.

(8)  Debt

     Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):


                                                                                        2000      2001
                                                                                       -------   -------
Revolving line of credit advances, collateralized by substantially all assets of the
   Company, LIBOR-based and prime interest rates ranging from approximately 4.8%
   to 5.5% .........................................................................   $49,057   $50,157
Mortgages payable, secured, interest rate of 8% payable in installments through
2015 ...............................................................................       343       326
Note payable, unsecured, interest rate of 5% payable in installments, maturing
   in 2004 .........................................................................        29        22
Subordinated notes payable to stockholders and former owners, bearing interest
    at 7%, maturing through 2008 ...................................................     7,419     5,901
Capital lease obligations ..........................................................        75        31
                                                                                       -------   -------
   Total long-term debt and capital lease obligations ..............................    56,923    56,437
   Less current maturities .........................................................     1,593     1,597
                                                                                       -------   -------
   Long-term debt and capital lease obligations, excluding current maturities ......   $55,330   $54,840
                                                                                       =======   =======

     Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2001 are as follows (in thousands):

                                                           Long-term   Capital
                                                              Debt     Leases
                                                           ---------   -------
2002 ...................................................    $ 1,566     $32
2003 ...................................................      1,584      --
2004 ...................................................     51,387      --
2005 ...................................................        883      --
2006 ...................................................        582      --
Thereafter .............................................        404      --
                                                            -------     ---
                                                            $56,406      32
                                                            =======     ===
Less amounts representing interest .....................                  1
                                                                        ---
     Total obligations under capital leases ............                $31
                                                                        ===

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     Revolving Line of Credit

     The Company has a $75 million line of credit. The unused balance at December 31, 2001 was $24,843,000 and based on borrowing covenants $370,000 was available for borrowing. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at the Company's option. The margins are based upon the Company's debt coverage ratio and range from 0.00% to 0.75% for prime borrowings and 1.75% to 2.75% for LIBOR borrowings. In addition, the Company pays a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of the Company's assets, including a pledge of the stock of the Company's subsidiaries. The Company is also required to comply with certain financial and other covenants. The line of credit matures in July 2004.

(9) Related Party Transactions

     The Company acquired PDHC, Ltd. ("Park") in 1996 and Innovative Practice Concepts, Inc. ("IPC") in 1998. As part of the consideration paid pursuant to these acquisitions, the Company issued subordinated promissory notes to the former stockholders of Park and IPC in the aggregate principal amount of $2,000,000. Certain former stockholders of Park and IPC are current stockholders, director and officers of the Company. The aggregate principal balance outstanding to these stockholders, director and officers of the Company as of December 31, 2000 and 2001 was $530,000 and $402,000, respectively. These notes bear interest at 7% and mature through 2005.

     In connection with the Park and IPC transactions, the Company entered into service agreements with two affiliated dental groups owned in part by these certain stockholders, a director and an officer of the Company. These service agreements are on substantially the same terms and conditions as all of the Company's other service agreements. The aggregate net revenue earned by subsidiaries of the Company under the service agreements with these dental groups in 1999, 2000 and 2001 were $50,615,000, $56,531,000 and $53,293,000, respectively, of which $39,755,000, $44,336,000 and $43,941,000 were reimbursements for expenses incurred in connection with the operation and administration of the related dental facilities.

(10) Stockholders' Equity

     Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value.

     Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which, could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2000 and 2001, there were no shares of Preferred Stock issued or outstanding.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     Common Stock

     The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value, of which 7,600,532 shares were issued and 7,130,532 shares were outstanding at December 31, 2000; 7,754,893 shares were issued and 7,172,393 shares were outstanding at December 31, 2001. In January 1996, the Company sold 300,000 shares of its Common Stock, which were subject to certain restrictions, for $500. In connection with this transaction, the Company has recorded compensation expense ratably as the restrictions have lapsed. Compensation expense amounted to $24,228 for the year ended December 31, 1999. No compensation expense was recorded in 2000 and 2001.

     Shelf Registration Statement

     The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2001, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

     Treasury Stock

     On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2001 at a cost of $3,874,000. All treasury shares at December 31, 2001 are outstanding.

     Dividend Restriction

     The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. Additionally, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent.

(11) Stock Compensation Plans

     1999 Restricted Stock Plan

     The Company's 1999 Restricted Stock Plan (the "Restricted Stock Plan") provides for the grant of restricted shares of the Company's Common Stock at a price equal to the par value of such shares ($0.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 2001, there were no shares issued or outstanding under this Plan.

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 2001, options for a total of 1,202,490 shares were reserved for issuance and options for 948,754 shares were outstanding under this Plan.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

     1996 Time Accelerated Restricted Stock Option Plan

     The Company's 1996 Time Accelerated Restricted Stock Option Plan, as amended ("TARSOP Plan"), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. These options vest at the end of the ninth year, but are subject to accelerated vesting based on achievement of certain performance measures. At December 31, 2001, options for a total of 339,360 shares were reserved for issuance and options for 303,480 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO.

     1996 Affiliate Stock Option Plan

     The Company's 1996 Affiliate Stock Option Plan, as amended (the "Affiliate Plan"), provides for the grant of stock options to certain persons associated with the affiliated dental groups. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. At December 31, 2001, options for a total of 110,000 shares were reserved for issuance and options for 78,846 shares were outstanding under this Plan.

     1996 Directors Stock Option Plan

     The Company's 1996 Directors Stock Option Plan, as amended (the "Directors Plan"), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 2001, options for a total of 85,000 shares were reserved for issuance and options for 81,800 shares were outstanding under this Plan.

     1997 Employee Stock Purchase Plan

     The 1997 Employee Stock Purchase Plan, as amended (the "Employee Stock Purchase Plan" or "ESPP"), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months' duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 176,503 shares have been issued through 2001 and 32,302 shares were committed for issuance as of December 31, 2001.

     Stock Option Activity

     A summary of stock option activity under all the Company's stock option plans for the years ended December 31, 1999, 2000 and 2001 follows:

                                           1999                   2000                   2001
                                   --------------------   --------------------   --------------------
                                               Weighted               Weighted               Weighted
                                                 Avg.                   Avg.                   Avg.
                                               Exercise               Exercise               Exercise
                                    Options     Price      Options      Price     Options     Price
                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year   1,205,978   $   8.92   1,345,148   $   8.66   1,578,310   $   8.04
Granted                              177,515       7.36     432,420       7.03     226,373       7.62
Exercised                                 --         --          --         --     (91,756)      1.13
Cancelled                            (38,345)     10.91    (199,258)      9.99    (300,047)     10.56
                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at end of year         1,345,148   $   8.66   1,578,310   $   8.04   1,412,880   $   7.95
                                   =========   ========   =========   ========   =========   ========
Exercisable at end of year           813,014   $   7.12     967,939   $   7.84     932,923   $   8.23
                                   =========   ========   =========   ========   =========   ========

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                   Options Exercisable
                   -----------------------------------------   ------------------------------
                                     Weighted
                                     Average        Weighted
                                     Remaining      Average
    Range of         Number      Contractual Life   Exercise     Number      Weighted Average
 Exercise Prices   Outstanding      (in years)       Price     Exercisable    Exercise Price
----------------   -----------   ----------------   --------   -----------   ----------------
$ 0.33                271,770          3.0          $  0.33      271,770         $  0.33
$ 4.78 - $ 7.13       373,342          8.7          $  7.01       83,650         $  7.04
$ 7.25 - $ 8.33       350,002          6.7          $  7.85      174,518         $  8.02
$ 8.56 - $ 12.50       44,435          5.7          $ 12.00       39,185         $ 12.24
$13.00 - $ 14.17      373,331          5.6          $ 14.06      363,800         $ 14.08
                    ---------          ---          -------      -------         -------
                    1,412,880          6.2          $  7.95      932,923         $  8.23
                    =========          ===          =======      =======         =======

     Accounting for Stock Compensation Plans

     The Company accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock compensation plans under the fair value method. The fair value for these options and purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                                 1999                    2000                     2001
                                                         ---------------------   ---------------------   ---------------------
                                                         Stock Options   ESPP    Stock Options   ESPP    Stock Options   ESPP
                                                         -------------   -----   -------------   -----   -------------   -----
Risk-free interest rate..............................          5.3%        4.9%        6.2%        6.2%        4.5%        4.6%
Expected dividend yield..............................          0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Expected volatility..................................           53%         63%         64%         67%         69%         73%
Expected life (years)................................          4.0         0.5         4.0         0.5         4.0         0.5
Weighted average fair value of options/purchase rights
    granted during the year.........................         $3.45       $3.48       $3.81       $2.24       $4.20       $1.39

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

     For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights is amortized to expense over the options' vesting period and the purchase rights' option period. The Company's pro forma net earnings and earnings per share are as follows (in thousands, except per share amounts) for the years ended December 31:

                                                    1999        2000       2001
                                                   ------      ------     ------
Net earnings, as reported.................         $6,013      $6,169     $3,271
Net earnings, pro forma...................         $5,803      $5,860     $2,883
Diluted earnings per share, as reported...         $ 0.78      $ 0.84     $ 0.45
Diluted earnings per share, pro forma.....         $ 0.75      $ 0.80     $ 0.39

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000 and 2001

(12) Employee Retirement Benefit Plans

     The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company's principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee's eligible compensation. Additionally, at December 31, 2001, the Company had five other defined contribution retirement plans which were acquired in connection with affiliation transactions. Total plan expense for the years ended December 31, 1999, 2000 and 2001 was $682,000, $880,000 and $804,000,
respectively.

(13) Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

                                                       1999      2000      2001
                                                      ------    ------    ------
Basic Earnings Per Share:
Net earnings available to common stockholders ....    $6,013    $6,169    $3,271
                                                      ======    ======    ======
Weighted average common shares outstanding .......     7,513     7,119     7,183
                                                      ======    ======    ======
Net earnings per share ...........................    $ 0.80    $ 0.87    $ 0.46
                                                      ======    ======    ======
Diluted Earnings Per Share:
Net earnings available to common stockholders ....    $6,013    $6,169    $3,271
                                                      ======    ======    ======
Weighted average common shares outstanding .......     7,513     7,119     7,183
Add:  Dilutive effect of options (1) .............       232       201       160
                                                      ------    ------    ------
Weighted average common shares as adjusted .......     7,745     7,320     7,343
                                                      ======    ======    ======
Net earnings per share ...........................    $ 0.78    $ 0.84    $ 0.45
                                                      ======    ======    ======

----------
(1) In 2001, 756,362 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 1999, 2000, and 2001

(14)  Selected Quarterly Operating Results (unaudited)

     Certain reclassifications have been made to the consolidated quarterly financial statements to conform with current period presentation. The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):

                                                 First    Second     Third    Fourth
                                                Quarter   Quarter   Quarter   Quarter
                                                -------   -------   -------   -------
2000
----
Net revenue..................................   $34,130   $35,227   $36,901   $37,386
Operating expenses...........................    30,809    31,450    33,075    33,547
Earnings from operations.....................     3,321     3,777     3,826     3,839
Earnings before income taxes.................     2,475     2,827     2,581     2,502
Income taxes.................................     1,007     1,168     1,057       984
Net earnings.................................   $ 1,468   $ 1,659   $ 1,524   $ 1,518
Net earnings per share:
    Basic....................................   $  0.21   $  0.23   $  0.21   $  0.21
    Diluted..................................   $  0.20   $  0.23   $  0.21   $  0.21
Weighted average common shares outstanding:
    Basic....................................     7,125     7,099     7,122     7,131
    Diluted..................................     7,325     7,307     7,325     7,325

2001
----
Net revenue..................................   $38,096   $36,568   $36,405   $36,341
Operating expenses...........................    36,241    33,698    34,029    33,640
Earnings from operations.....................     1,855     2,870     2,376     2,701
Earnings before income taxes.................       568     1,729     1,334     1,876
Income taxes.................................       201       718       543       774
Net earnings.................................   $   367   $ 1,011   $   791   $ 1,102
Net earnings per share:
    Basic....................................   $  0.05   $  0.14   $  0.11   $  0.15
    Diluted..................................   $  0.05   $  0.14   $  0.11   $  0.15
Weighted average common shares outstanding:
    Basic....................................     7,179     7,218     7,162     7,171
    Diluted..................................     7,405     7,362     7,304     7,318

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

     The information set forth under the captions "Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the American Dental Partners, Inc. Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

          (a)(3) Exhibits

          The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 51.

          (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the three-month period ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 22nd day of March, 2002.

                            AMERICAN DENTAL PARTNERS, INC.


                            By:/s/ GREGORY A. SERRAO
                               -------------------------------------------------
                                   Gregory A. Serrao
                                Chairman, President and Chief Executive Officer

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Capacity In Which Signed                  Date
        ---------               ------------------------                  -----


/s/ GREGORY A. SERRAO        Chairman, President and Chief              March 22, 2002
---------------------        Executive Officer and Director
    Gregory A. Serrao        (principal executive officer)


/s/ BREHT T. FEIGH           Vice President - Chief Financial Officer   March 22, 2002
------------------
    Breht T. Feigh           accounting officer)


/s/ DR. GREGORY T. SWENSON   Director                                   March 22, 2002
--------------------------
    Dr. Gregory T. Swenson


/s/ MARTIN J. MANNION        Director                                   March 22, 2002
---------------------
    Martin J. Mannion


/s/ JAMES T. KELLY           Director                                   March 22, 2002
------------------
    James T. Kelly


/s/ DERRIL W. REEVES         Director                                   March 22, 2002
--------------------
    Derril W. Reeves

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

           +3(a)   Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc.

           +3(b)   Amended and Restated By-laws of American Dental Partners, Inc.

           +4(a)   Form of Stock Certificate.

          **4(b)   Form of Subordinated Promissory Note and Form of Subordination Agreement.

         + 10(a) Registration Rights Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Venture IV,
                   L.P., Summit Investors III, L.P., Gregory A. Serrao, and others, as amended by Amendment to Registration Rights
                   Agreement dated November 1, 1996.

   (alpha)o10(b)   American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by
                   Amendments No. 1, No. 2, No. 3 and No. 4.

         +o10(c)   American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No.1.

   (alpha)o10(d)   American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by
                   Amendments No.1, No. 2 and No. 3.

   (alpha)o10(e)   American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by
                   Amendments No. 1, No. 2, No. 3 and No. 4.

         xo10(f)   American Dental Partners, Inc. 1999 Restricted Stock Plan.

          o10(g)   Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between
                   American Dental Partners, Inc. and Gregory A.
                   Serrao.

         #o10(i)   Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd.
                   and Gregory T. Swenson, D.D.S.

          +10(j)   Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.).

          &10(o)   Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A.

(upsilon)1000(q)   Second Amended and Restated Revolving Credit Agreement dated July 31, 2000, among American
                   Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and Sovereign
                   Bank as Documentation Agent.

          +10(t)   Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl
                   H. Biewald, D.D.S. and Terri M. Lawler.

          o10(u)   Employment and Noncompetition Agreement dated January 1, 1999, between American Dental Partners,
                   Inc. and Joseph V. Errante, D.D.S.

         @ 10(v)   Amendment No. 5  to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

          @10(w)   Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan.

Exhibit
Number                                      Exhibit Description
-------                                     -------------------
*10(x)   First Amendment to Amended and Restated Service Agreement dated January 1, 2001, between PDHC, Ltd.
         and PDG, P.A.

  *21    Subsidiaries of American Dental Partners, Inc.

  *23    Consent of KPMG LLP.

----------
*    Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No.333-56941) and incorporated herein by reference.
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-39981) and incorporated herein by reference.
x Previously filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1999 and incorporated herein by reference.
o    Management contracts or compensatory plans or arrangements.
(alpha) Previously filed as an Exhibit to the Company's Annual Report on Form
     10-K filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.
(upsilon) Previously filed as Exhibit 10(q) to the Company's Quarterly Report on
     Form 10-Q filed with the Securities and Exchange Commission on August 9, 2000 and incorporated herein by reference.
# Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001 a nd incorporated herein by reference.
@ Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001 and incorporated herein by reference.
& Previously filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.