Form 10-Q
period 2002-03-31
AMERICAN DENTAL PARTNERS INC
filed 2002-05-13
CIK 1028087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the quarterly period March 31, 2002

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


                         American Dental Partners, Inc.
                         201 Edgewater Drive, Suite 285
                         Wakefield, Massachusetts 01880
          (Address of principal executive offices, including zip code)

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

                                            ____  YES          _____  NO

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

 Common Stock, $0.01 par value, outstanding as of May 10, 2002, 7,208,070 shares

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.

                                                   INDEX
                                                   -----
                                                                                                            Page
                                                                                                            ----
Part I.          Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets at December 31, 2001
                 and March 31, 2002 (unaudited) ...................................................            3

                 Consolidated Statements of Earnings for the Three Months
                 Ended March 31, 2001 and 2002 (unaudited) ........................................            4

                 Consolidated Statement of Stockholders' Equity for the
                 Three Months Ended March 31, 2002 (unaudited) ....................................            5

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2002 (unaudited) ........................................            6

                 Notes to Interim Consolidated Financial Statements ...............................            7

Item 2           Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ............................................................           12

Item 3           Quantitative and Qualitative Disclosures About Market Risk .......................           21

Part II.         Other Information

Item 1.          Legal Proceedings ................................................................           21

Item 2.          Changes in Securities and Use of Proceeds ........................................           21

Item 3.          Defaults Upon Senior Securities ..................................................           21

Item 4.          Submission of Matters to a Vote of Security Holders ..............................           21

Item 5.          Other Information ................................................................           21

Item 6.          Exhibits and Reports on Form 8-K .................................................           22

Signatures       ..................................................................................           23

Exhibit Index    ..................................................................................           24

                         AMERICAN DENTAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                    December 31,    March 31,
                                                                                                       2001           2002
                                                                                                       ----           ----
                                                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .............................................................        $    1,540       $   1,585
     Accounts receivable ...................................................................               250             253
     Receivables due from affiliated dental groups .........................................            19,366          19,379
     Income taxes receivable ...............................................................               821             106
     Inventories ...........................................................................             1,816           1,903
     Prepaid expenses and other receivables ................................................             1,972           2,092
     Deferred income taxes .................................................................               486             486
                                                                                                    ----------       ---------
          Total current assets .............................................................        $   26,251       $  25,804
                                                                                                    ----------       ---------

Property and equipment, net ................................................................            29,605          29,295
                                                                                                    ----------       ---------
Non-current assets:
     Goodwill, net .........................................................................             2,704           2,704
     Intangible assets, net ................................................................            85,146          84,370
     Other assets ..........................................................................               629             599
                                                                                                    ----------       ---------
          Total non-current assets .........................................................            88,479          87,673
                                                                                                    ----------       ---------
          Total assets .....................................................................        $  144,335       $ 142,772
                                                                                                    ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................................        $    7,608       $   7,743
     Accrued compensation, benefits and taxes ..............................................             3,686           4,015
     Accrued expenses ......................................................................             3,981           3,744
     Accrued special charges ...............................................................               256             142
     Current maturities of debt ............................................................             1,597           1,591
                                                                                                    ----------       ---------
          Total current liabilities ........................................................            17,128          17,235
                                                                                                    ----------       ---------
Non-current liabilities:
     Long-term debt ........................................................................            54,840          51,845
     Deferred income tax ...................................................................            10,324          10,324
     Other liabilities .....................................................................               267             300
                                                                                                    ----------       ---------
          Total non-current liabilities ....................................................            65,431          62,469
                                                                                                    ----------       ---------
          Total liabilities ................................................................            82,559          79,704
                                                                                                    ----------       ---------
Stockholders' equity:
     Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares
     issued or outstanding .................................................................                 -               -
     Common stock, par value $0.01 per share, 25,000,000 shares authorized,
        7,754,893 and 7,787,195 shares issued and 7,172,393 and 7,204,695 shares
        outstanding ........................................................................                78              78
     Additional paid-in capital ............................................................            47,606          47,721
     Retained earnings .....................................................................            17,966          19,143
     Treasury stock, at cost, 582,500 shares ...............................................            (3,874)         (3,874)
                                                                                                    ----------       ---------
          Total stockholders' equity .......................................................            61,776          63,068
                                                                                                    ----------       ---------
Commitments and contingencies
          Total liabilities and stockholders' equity .......................................        $  144,335       $ 142,772
                                                                                                    ==========       =========

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                            2001         2002
                                                                            ----         ----
Net revenue ....................................................       $  38,096      $  36,851
                                                                       ---------      ---------
Operating expenses:
     Salaries and benefits .....................................          18,027         17,167
     Lab fees and dental supplies ..............................           5,844          5,650
     Office occupancy ..........................................           4,044          4,405
     Other operating expenses ..................................           3,175          3,247
     General corporate expenses ................................           1,833          1,428
     Depreciation ..............................................           1,310          1,223
     Amortization of goodwill and intangible assets ............           1,004            988
     Special charges ...........................................           1,004              -
                                                                       ---------      ---------
          Total operating expenses .............................          36,241         34,108
                                                                       ---------      ---------
Earnings from operations .......................................           1,855          2,743
     Interest expense, net .....................................           1,287            816
                                                                       ---------      ---------
Earnings before income taxes ...................................             568          1,927
     Income taxes ..............................................             201            750
                                                                       ---------      ---------
     Net earnings ..............................................       $     367      $   1,177
                                                                       =========      =========

Net earnings per common share:
     Basic .....................................................       $    0.05      $    0.16
     Diluted ...................................................       $    0.05      $    0.16
Weighted average common shares outstanding:
     Basic .....................................................           7,179          7,202
     Diluted ...................................................           7,405          7,381



      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (in thousands)
                                   (unaudited)

                                Number of Shares
                                ----------------
                              Common        Common                    Additional                    Treasury          Total
                              Stock        Stock in        Common      Paid-in        Retained      Stock at      Stockholders
                              Issued       Treasury        Stock       Capital        Earnings        Cost           Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December            7,755          (582)       $   78      $  47,606       $ 17,966      $ (3,874)      $  61,776
31, 2001 ....................

 Issuance of common
 stock for employee
 stock purchase plan ........     32             -             -            115              -             -             115
 Net earnings ...............      -             -             -              -          1,177             -           1,177
                              ------       --------       ------      ---------       --------      --------       ---------
Balance at March 31, 2002 ...  7,787          (582)       $   78      $  47,721       $ 19,143      $ (3,874)      $  63,068
                              ======       ========       ======      =========       ========      ========       =========

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                             2001            2002
                                                                                                             ----            ----
Cash flows from operating activities:
     Net earnings ..................................................................................       $   367        $ 1,177
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation .............................................................................         1,310          1,223
          Amortization of intangible assets ........................................................         1,004            988
          Other amortization .......................................................................            57             57
          (Gain) loss on disposal of property and equipment ........................................             -            (20)
          Changes in assets and liabilities, net of acquisitions and affiliations:
               Accounts receivable .................................................................           (27)            46
               Receivables due from affiliated dental groups .......................................        (1,880)           (13)
               Other current assets ................................................................          (423)          (200)
               Accounts payable and accrued expenses ...............................................           358            (94)
               Accrued compensation, benefits and taxes ............................................          (285)           315
                        Accrued special charges ....................................................           980           (114)
                        Income taxes payable and receivable, net ...................................             8            715
                    Net cash provided by operating activities ......................................         1,469          4,080
                                                                                                           -------        -------

Cash flows from investing activities:
     Acquisitions and affiliations, net of cash acquired ...........................................           (26)          (225)
     Capital expenditures, net .....................................................................        (2,089)          (826)
     Contingent and deferred payments ..............................................................          (185)           (80)
     Proceeds from the sale of property and equipment ..............................................             -             20
     Other .........................................................................................           (39)           (38)
                                                                                                           -------        -------
                    Net cash used for investing activities .........................................        (2,339)        (1,149)
                                                                                                           -------        -------

Cash flows from financing activities:
     Borrowings (repayments) under revolving line of credit, net ...................................         1,650         (2,750)
     Repayment of borrowings .......................................................................          (340)          (251)
        Common stock issued for the employee stock purchase plan ...................................           147            115
        Proceeds from issuance of common stock for exercise of stock options .......................            64              -
                                                                                                           -------        -------
                    Net cash provided by (used for) financing activities ...........................         1,521         (2,886)
                                                                                                           -------        -------

Increase in cash and cash equivalents ..............................................................           651             45
Cash and cash equivalents at beginning of period ...................................................           472          1,540
                                                                                                           -------        -------
Cash and cash equivalents at end of period .........................................................       $ 1,123        $ 1,585
                                                                                                           -------        -------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net .................................................       $   938        $   663
                                                                                                           =======        =======
     Cash paid during the period for income taxes, net .............................................       $   193        $    15
                                                                                                           =======        =======

Acquisitions and affiliations:
     Assets acquired ...............................................................................       $    26        $   302
     Liabilities assumed and issued ................................................................             -            (77)
                                                                                                           -------        -------
     Cash paid .....................................................................................            26            225
     Less cash acquired ............................................................................             -              -
                                                                                                           -------        -------
                    Net cash paid for acquisitions and affiliations ................................       $    26        $   225
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

     The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2001 interim consolidation financial statements to conform with current year presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2001 included in the annual report on Form 10-K.

(2)  Significant Accounting Policies

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, the Company will no longer amortize goodwill. The Company will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level.

         The Company has adopted SFAS No. 142 effective the first quarter of 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $130,000. At March 31, 2002, unamortized goodwill approximated $2.7 million. The Company will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company has recognized no impairment loss as of March 31, 2002 in connection with the adoption of SFAS No. 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         Goodwill as of March 31, 2002 consists of the following (in thousands):

                  Goodwill                                             $ 3,268
                  Less: accumulated amortization                          (564)
                                                                       -------
                  Goodwill, net                                        $ 2,704
                                                                       =======

                         AMERICAN DENTAL PARTNERS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The proforma effects of the adoption of SFAS No.142 on net income and earnings per share for the Company for the three months ended March 31, 2001 is as follows (in thousands):

          Net earnings as reported                                      $  367
          Add back:  Goodwill amortization expense, net tax effect          21
                                                                        ------
          Adjusted net income                                           $  388
                                                                        ======

          Basic earnings per share, as reported                         $ 0.05
          Add back:  Goodwill amortization expense, net tax effect           -
                                                                        ------
          Proforma basic earnings per share                             $ 0.05
                                                                        ======

          Diluted earnings per share, as reported                       $ 0.05
          Add back:  Goodwill amortization expense, net tax effect           -
                                                                        ------
          Proforma diluted earnings per share                           $ 0.05
                                                                        ======

     Based on management's interpretation of SFAS No. 142, we believe that our intangible assets related to our service agreements have indefinite lives and should no longer be amortized, but should be tested for impairment on an annual basis. However, the Company intends to seek confirmation from the Securities and Exchange Commission ("SEC") regarding this interpretation. Until a determination from the SEC is received, we will continue to amortize these intangible assets.

(3)  Adjusted Gross Revenue and Net Revenue

     Adjusted Gross Revenue - Affiliated Dental Groups

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                  ---------------------------
                                                                                     2001            2002
                                                                                  -----------     -----------
Adjusted gross revenue - affiliated dental groups (unaudited) ...............     $    53,691     $    52,957
Amounts retained by affiliated dental groups (unaudited) ....................          18,218          18,925
                                                                                  -----------     -----------
Net revenue earned by the Company under service agreements ..................     $    35,473     $    34,032
                                                                                  ===========     ===========

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. Net revenue consisted of the following (in thousands):

                                                                Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                   2001      2002
                                                                --------- ---------
Reimbursement of expenses:
   Clinic salaries and benefits ..............................   $13,732   $12,798
   Lab and dental supplies ...................................     5,844     5,650
   Office occupancy ..........................................     3,752     4,098
   Depreciation expense ......................................     1,100     1,023
   Other operating expenses ..................................     2,425     2,666
                                                                 -------   -------
       Total reimbursement of expenses .......................    26,853    26,235
                                                                 -------   -------
Business service fees:
   Monthly fee ...............................................     7,955     7,731
   Additional variable fee ...................................       665        66
                                                                 -------   -------
       Total business service fees ...........................     8,620     7,797
                                                                 -------   -------
       Net revenue earned by the Company under service
       agreements ............................................    35,473    34,032
Revenue related to the arrangement of the provision of care to
patients and other ...........................................     2,623     2,819
                                                                 -------   -------
          Total net revenue ..................................   $38,096   $36,851
                                                                 =======   =======

     Net revenue from the Company's service agreement with Park Dental represented approximately 31% and 32% of its consolidated net revenue for the three months ended March 31, 2001 and 2002, respectively.

(4)  Special Charges and Other Unusual Expenses

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

The following table summarizes the recorded accruals and uses of the above special charges:

                                                                    Patient
                                         Facility   Reduction in Communication
                                         --------
                                         Closures    Work Force    and Other       Total
                                         --------    ----------    ---------       -----
Balance as of December 31, 2000 ....   $        -    $        -    $       -    $         -
New charges ........................      540,000       425,000       39,000      1,004,000
Non-cash items .....................      (35,000)            -            -        (35,000)
Cash payments ......................     (222,000)     (267,000)     (64,000)      (533,000)
Reversal of charges ................      (77,000)      (83,000)           -       (160,000)
Other adjustments ..................            -       (25,000)      25,000              -
                                       ----------    ----------    ---------    -----------
Balance as of December 31, 2001 ....      206,000        50,000            -        256,000
Cash payments ......................     (101,000)      (13,000)           -       (114,000)
Balance as of March 31, 2002 .......   $  105,000    $   37,000    $       -    $   142,000
                                       ----------    ----------    ---------    -----------

     During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated. It is expected that approximately $30,000 of the remaining $142,000 of special charges will be paid in the second quarter of 2002 and the remaining balance will be paid over the terms of the leases through April 2004 and the employment contract through December 2002.

(5)  Earnings Per Share

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

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The components of basic and diluted earnings per share computations for the three months ended March 31 are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2001     2002
                                                           --------- ----------
   Basic Earnings Per Share
   Net earnings available to common stockholders ........    $  367   $1,177
                                                             ======   ======

   Weighted average common shares outstanding ...........     7,179    7,202
                                                             ======   ======

   Net earnings per share ...............................    $ 0.05   $ 0.16
                                                             ======   ======

   Diluted Earnings Per Share
   Net earnings available to common stockholders ........    $  367   $1,177
                                                             ======   ======

   Weighted average common shares outstanding ...........     7,179    7,202
   Add: Dilutive effect of options/(1)/ .................       226      179
                                                             ------   ------
   Weighted average common shares as adjusted ...........     7,405    7,381
                                                             ======   ======

   Net earnings per share ...............................    $ 0.05   $ 0.16
                                                             ======   ======

 (1) Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 541,440 and 715,149 for the three months ended March 31, 2001 and 2002, respectively.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     Some of the information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company's risks associated with overall or regional economic conditions, its affiliated dental groups' contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, the Company's acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-56941).

Overview

     American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to March 31, 2002, we completed 44 affiliation transactions, comprised of 19 dental groups. At March 31, 2002, we operated 155 dental facilities with 1,363 operatories in 14 states.

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

     We are currently in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus primarily on internal operations during the remainder of 2002. Accordingly, there can be no assurance that we will consummate any additional affiliations.

Affiliate Adjusted Gross Revenue Compared to Net Revenue

     Affiliated Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the three months ended March 31, 2001 was approximately 46% fee-for-service, 21% PPO plans and 33% capitated managed care plans. For the three months ended March 31, 2002, the aggregate payor mix percentage of our affiliated groups was approximately 48% fee-for-service, 26% PPO plans and 26% capitated managed care plans.

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

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 33.9% in the first quarter of 2001 to 35.7% in the first quarter of 2002. We incur costs to operate and support the affiliate adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue as well as a percentage of our net revenue.

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   -----------------------
                                                                                     2001           2002
                                                                                   ----------    ---------
Adjusted gross revenue - affiliated dental groups (unaudited) .................     $53,691       $52,957
Amounts retained by affiliated dental groups (unaudited) ......................      18,218        18,925
                                                                                    -------       -------
Net revenue earned by the Company under service agreements ....................     $35,473       $34,032
                                                                                    =======       =======

Net Revenue

         The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 3 of "Notes to Interim Consolidated Financial Statements."

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

      Overview

     Our net earnings amounted to $367,000 or diluted earnings per share of $0.05 for the three months ended March 31, 2001, as compared with net earnings of $1,177,000 or diluted earnings per share of $0.16 for the three months ended March 31, 2002. Excluding special charges of $1,004,000 and other unusual expenses of $470,000, net earnings would have amounted to $1,210,000 or diluted earnings per share of $0.16 for the three months ended March 31, 2001. The increase in net earnings from the same period in 2001 is primarily attributable to the $1,474,000 recorded in the first quarter of 2001 for special charges and other unusual expenses offset by the disruption and loss of business associated with the contract terminations that impacted our revenue from three of our affiliates in 2002. These contracts represented approximately $24 million of affiliate adjusted gross revenue in 2000. (see Note 4 to "Notes to Interim Consolidated Financial Statements").

     Net Revenue

     Net revenue decreased 3% from $38,096,000 for the three months ended March 31, 2001 to $36,851,000 for the three months ended March 31, 2002. The decrease in net revenue for the three months ended March 31, 2002 was attributable to the disruption and loss of business associated with the contract terminations that had an impact on the net revenue of our three effected affiliates after the end of the first quarter of 2001.

     Net revenue derived from our service agreement with Park Dental represented approximately 31% and 32% of our consolidated net revenue for the three months ended March 31, 2001 and 2002 respectively. Net revenue derived from our service agreement with Associated Dental Care Providers decreased 60% from $2,495,000 for the three months ended March 31, 2001 to $1,002,000 for the three months ended March 31, 2002, due to contract terminations.

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

     Salaries and benefits expense as a percentage of net revenue decreased from 47.3% for the three months ended March 31, 2001 to 46.6% for the three months ended March 31, 2002. This is primarily related to the reduction in staff and administrative positions at Associated Dental and Park Dental, as a result of the contract terminations on or after March 31, 2001. This reduction in staffing salaries and benefits is offset by wage inflation due to fluctuations in labor markets in the dental sector. We anticipate wage inflation pressures will begin to moderate in selected markets.

     Lab Fees and Dental Supplies

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue was 15.3% for the three months ended March 31, 2001 and 2002, respectively. We continue to focus our efforts to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs. Lab fees and dental supplies expense has decreased when calculated as a percentage of affiliate adjusted gross revenue.

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

     Office occupancy expense as a percentage of net revenue increased from 10.6% for the three months ended March 31, 2001 to 12.0% for the three months ended March 31, 2002 primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations at three of our affiliates. In the three months ended March 31, 2001, we relocated one dental facility. In the three months ended March 31, 2002, we relocated one dental facility, added a new office and relocated or expanded three dental facilities and one administrative office. Due to the loss of the Cigna Dental and Protective Life contracts in 2001, our physical capacity was increased in those affected markets to allow for the future growth. Initially, however, the increase in office occupancy expense was not fully offset by incremental net revenue.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

     Other Operating Expenses

     Other operating expenses increased as a percentage of net revenue from 8.3% for the three months ended March 31, 2001 to 8.8% for the three months ended March 31, 2002 due primarily to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life. Our other operating expense may increase due to increased insurance costs, however, we hope to offset these increases with continued management of discretionary spending.

     General Corporate Expenses

     General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of net revenue decreased from 4.8% for the three months ended March 31, 2001 to 3.9% for the three months ended March 31, 2002 due to the inclusion of unusual expenses in the first quarter of 2001 of $292,000 related to costs associated with management personnel changes and relocations. It is anticipated that general corporate expenses will continue to decrease as a percentage of net revenue in the future.

     Depreciation

     Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense decreased as a percentage of net revenue from 3.4% for the three months ended March 31, 2001 to 3.3% for the three months ended March 31, 2002 primarily due to some of our assets becoming fully depreciated.

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

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Amortization of Goodwill and Intangible Assets

     Total amortization expense decreased for the three months ended March 31, 2002 as a result of non-amortization of goodwill of approximately $33,000 offset in part by the intangible assets recorded in connection with the four affiliation transactions completed in 2001 and 2002. As a percentage of net revenue, amortization expense remained consistent at 2.6% for the three months ended March 31, 2001 and 2.7% for the three months ended March 31, 2002, respectively. If some of the Company's intangible assets are determined to have indefinite lives, then amortization could decrease in the future. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months we expect to complete fewer affiliations than we have historically.

     Based on management's interpretation of SFAS No. 142, we believe that our intangible assets related to our service agreements have indefinite lives and should no longer be amortized, but should be tested for impairment on an annual basis. However, the company intends to seek confirmation from the SEC regarding this interpretation. Until a determination from the SEC is received, we will continue to amortize these intangible assets.

     Special Charges

     Special charges represent a provision for costs associated with reductions in physical capacity in Arizona and patient communications as a result of contract terminations received by three of our affiliates from Cigna Dental and Protective Life. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses. For further information on these special charges, see Note 4 to "Notes to Interim Consolidated Financial Statements."

     Interest Expense, Net

     Net interest expense decreased from $1,287,000 to $816,000 for the three months ended March 31, 2001 and 2002, respectively, due to a lower overall interest rate and lower debt balance. We believe interest expense will decrease in 2002 compared to 2001 due to a lower average level of indebtedness and lower interest rates.

     Income Taxes

     Our effective tax rate was approximately 35.4% and 38.9% for the three months ended March 31, 2001 and 2002, respectively. At March 31, 2001, the forecasted effective rate was lower than the actual annual effective rate for 2001 as the Company's forecasted effective rate was based on higher revenues than actually generated for the year as a result of the contract terminations occurring during 2001. We anticipate the annual effective tax rate for 2002 to be approximately 38.9%, which is lower than the effective rate recorded for the full years of 2000 and 2001.

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

     For the three months ended March 31, 2001 and 2002, cash provided by operating activities amounted to $1,469,000 and $4,080,000, respectively. Net earnings and therefore cash from operations in the first quarter of 2001 was impacted by the special charges recorded as a result of contract terminations. Our receivable due from affiliated dental groups remained constant in the first quarter of 2002 due to increased cash collections at the affiliate level. Cash from operations decreased by an increase in receivables due from affiliated dental groups of $1,888,000 in 2001 as compared to $13,000 in 2002.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     For the three months ended March 31, 2001 and 2002, cash used in investing activities amounted to $2,339,000 and $1,149,000, respectively. Cash used for investing activities included cash used for affiliations and for capital expenditures. Cash used for affiliations, net of cash acquired, was $26,000 and $225,000 for 2001 and 2002. Cash used for capital expenditures was $2,089,000 and $826,000 for the first quarter of 2001 and 2002, respectively. Capital expenditures for the first quarter of 2001 included costs associated with the relocation of one dental facility, the development of two new dental facilities and the expansion or relocation of three dental facilities. Capital expenditures for the first quarter of 2002 included costs associated with the relocation of one dental facility and in process costs related to the expansion or relocation of three facilities and one administrative office. Although we expect to continue to make meaningful capital expenditures, we do not expect capital expenditures in 2002 to continue at the same levels as 2000 and 2001.

     For the three months ended March 31, 2001, cash provided by financing activities amounted to $1,521,000. For the three months ended March 31, 2002, cash used for financing activities amounted to $2,886,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $1,650,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $147,000, proceeds from the issuance of common stock for stock options exercised of $64,000, offset by the repayment of indebtedness of $340,000. Cash used for financing activities in 2002 resulted from repayments of our revolving line of credit of $2,750,000 and the repayment of certain indebtedness of $251,000, offset by the proceeds from the issuance of Common Stock for the employee stock purchase plan of $115,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of March 31, 2002 was $47,407,000. The unused balance at March 31, 2002 was $27,593,000 and based on covenants of the credit facility $5,560,000 was available for borrowing.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of March 31, 2002, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified or the affiliations consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In recent years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of Common Stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified. While we continue to evaluate new affiliation opportunities, we intend to focus primarily on internal operations during the remainder of 2002. As a result, while the number of new affiliations over the next twelve months could be more than in 2001, they are expected to be less than levels in 1999 and 2000.

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis management evaluates its estimates, including those related to carrying value of receivables due from affiliated dental groups, intangible assets, income taxes and any potential future impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

..    Goodwill and other intangibles. Our business acquisitions or affiliations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

     Management performs an impairment test on goodwill and indefinite lived intangibles on an annual basis. We review the fair value and carrying value of the reporting units when performing the impairment test on goodwill and indefinite lived intangible assets. We allocate some of Corporate's assets and liabilities to the reporting units when determining their carrying value. We primarily allocated our revolver, subordinated debt and deferred earnouts. We determine the fair value of each reporting unit by using the forecasted contribution margin of the reporting unit and multiply it by the historical purchase multiple of the reporting unit. If impairment was determined, we would make the appropriate adjustment to goodwill or the indefinite lived intangible assets to reduce the asset's carrying value.

     Management performs an impairment test on definite lived intangibles when facts and circumstances exist which would suggest that the definite lived intangibles may be impaired (loss of key personnel, change in legal factors, competition, etc.) We review the cash flows and projected revenue streams when performing the impairment test on definite lived intangible assets. If impairment were determined, we would make the appropriate adjustment to the definite lived intangible assets to reduce the asset's carrying value.

     We have not needed to record any impairment charges or write-downs related to our historical experience with goodwill and other intangible assets.

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

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and apply to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 did not change the method of accounting we used in previous business combinations.

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

     The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, American Dental Partners was required to adopt SFAS No. 142 effective January 1, 2002. At March 31, 2002, American Dental Partners had approximately $2.7 million of goodwill related to the Orthocare, Ltd. acquisition in October 1997. The application of the non-amortization provisions of SFAS No. 142 for goodwill resulted in the elimination of amortization expense of approximately $33,000 in first quarter of 2002.

     At December 31, 2001, American Dental Partners had intangible assets of approximately $85.1 million related to affiliations from November 1996 through 2001. Based on management's interpretation of SFAS No. 142, we believe that our intangible assets related to our service agreements have indefinite lives and should no longer be amortized and should be tested for impairment on an annual basis. However, the Company intends to seek confirmation from the SEC regarding this interpretation. Until a determination from the SEC is received, we will continue to amortize these intangible assets. The change from definite lives to indefinite lives of our intangible assets would result in the elimination of amortization expense of approximately $1 million in the first quarter of 2002.

     Pursuant to SFAS No. 142, American Dental Partners will test its goodwill and intangibles with indefinite lives for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If impairment was determined, we would make the appropriate adjustment to goodwill or the indefinite lived intangible assets to reduce the asset's carrying value. The Company has performed the first step of the impairment test analysis as required by SFAS No. 142 and we do not believe that an impairment charge would be recorded in 2002 if it were determined that some of the intangible assets had indefinite lives.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not have any impact on our consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.
                   PART I. FINANCIAL INFORMATION - (Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from prior levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2002 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $474,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II. OTHER INFORMATION - (Continued)

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10(y) Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

         10(z) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan.

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN DENTAL PARTNERS, INC.

May 10, 2002                            /s/ Gregory A. Serrao
                                      ------------------------------------------
                                           Gregory A. Serrao
                                           Chairman, President and Chief
                                           Executive Officer



May 10, 2002                            /s/ Breht T. Feigh
                                      ------------------------------------------
                                           Breht T. Feigh
                                           Vice President,
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                  EXHIBIT INDEX

Exhibit
Number           Exhibit Description
------           -------------------

 10(y) Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

 10(z) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan.