Form 10-Q
period 2002-06-30
AMERICAN DENTAL PARTNERS INC
filed 2002-08-13
CIK 1028087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period June 30, 2002

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

                                X    YES     _____ NO
                              ------

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

        Common Stock, $0.01 par value, outstanding as of August 12, 2002,
                                7,232,667 shares

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.

                                      INDEX
                                      -----

                                                                                                            Page
                                                                                                            ----
Part I.        Financial Information

Item 1         Financial Statements

               Consolidated Balance Sheets at December 31, 2001
               and June 30, 2002 (unaudited) .............................................................   3

               Consolidated Statements of Earnings for the Three Months and Six Months
               Ended June 30, 2001 and 2002 (unaudited) ..................................................   4

               Consolidated Statement of Stockholders' Equity for the
               Six Months Ended June 30, 2002 (unaudited) ................................................   5

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2002 (unaudited) ..................................................   6

               Notes to Interim Consolidated Financial Statements ........................................   7

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations .....................................................................  12

Item 3         Quantitative and Qualitative Disclosures About Market Risk ................................  21

Part II.       Other Information

Item 1.        Legal Proceedings .........................................................................  22

Item 2.        Changes in Securities and Use of Proceeds .................................................  22

Item 3.        Defaults Upon Senior Securities ...........................................................  22

Item 4.        Submission of Matters to a Vote of Security Holders .......................................  22

Item 5.        Other Information .........................................................................  23

Item 6.        Exhibits and Reports on Form 8-K ..........................................................  23

Signatures     ...........................................................................................  24

Exhibit Index  ...........................................................................................  25

                         AMERICAN DENTAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                        December 31,   June 30,
                                                                                            2001         2002
                                                                                            ----         ----
                                                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ....................................................      $   1,540     $   1,677
     Accounts receivable, net .....................................................            250           774
     Receivables due from affiliated dental groups ................................         19,366        18,577
     Income taxes receivable ......................................................            821            53
     Inventories ..................................................................          1,816         1,839
     Prepaid expenses and other receivables .......................................          1,972         2,186
     Deferred income taxes ........................................................            486           486
                                                                                         ---------     ---------
          Total current assets ....................................................         26,251        25,592
                                                                                         ---------     ---------
Property and equipment, net .......................................................         29,605        29,493
                                                                                         ---------     ---------
Non-current assets:
     Goodwill, net ................................................................          2,704         5,369
     Intangible assets, net .......................................................         85,146        83,514
     Other assets .................................................................            629           543
                                                                                         ---------     ---------
          Total non-current assets ................................................         88,479        89,426
                                                                                         ---------     ---------
          Total assets ............................................................      $ 144,335     $ 144,511
                                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................................      $   7,608     $   7,951
     Accrued compensation, benefits and taxes .....................................          3,686         3,751
     Accrued expenses .............................................................          3,981         4,051
     Accrued special charges ......................................................            256            90
     Current maturities of debt ...................................................          1,597         1,580
                                                                                         ---------     ---------
          Total current liabilities ...............................................         17,128        17,423
                                                                                         ---------     ---------
Non-current liabilities:
     Long-term debt ...............................................................         54,840        51,965
     Deferred income tax ..........................................................         10,324        10,324
     Other liabilities ............................................................            267           377
                                                                                         ---------     ---------
          Total non-current liabilities ...........................................         65,431        62,666
                                                                                         ---------     ---------
          Total liabilities .......................................................         82,559        80,089
                                                                                         ---------     ---------
Stockholders' equity:
     Preferred stock, par value $0.01 per share, 1,000,000 shares
     authorized, no shares issued or outstanding ..................................              -             -
     Common stock, par value $0.01 per share, 25,000,000 shares authorized,
     7,754,893 and 7,791,970 shares issued and 7,172,393 and 7,209,470 shares
     outstanding at December 31, 2001 and June 30, 2002, respectively .............             78            78
     Additional paid-in capital ...................................................         47,606        47,752
     Retained earnings ............................................................         17,966        20,466
     Treasury stock, at cost, 582,500 shares ......................................         (3,874)       (3,874)
                                                                                         ---------     ---------
          Total stockholders' equity ..............................................         61,776        64,422
                                                                                         ---------     ---------
Commitments and contingencies
          Total liabilities and stockholders' equity ..............................      $ 144,335     $ 144,511
                                                                                         =========     =========

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                      June 30,
                                                           ------------------------        ----------------------
                                                                2001         2002             2001         2002
                                                                ----         ----             ----         ----
      Net Revenue .......................................      $36,568  $  37,836          $  74,664    $  74,687
                                                               -------  ---------          ---------    ---------
      Operating expenses:
      Salaries and benefits .............................       17,300     17,319             35,327       34,486
      Lab fees and dental supplies ......................        5,801      6,305             11,645       11,955
      Office occupancy ..................................        4,027      4,442              8,071        8,847
      Other operating expenses ..........................        2,941      3,196              6,116        6,443
      General corporate expense .........................        1,272      1,458              3,105        2,886
      Depreciation ......................................        1,320      1,209              2,630        2,432
      Amortization of goodwill and intangible assets ....        1,037        997              2,041        1,985
      Special charges ...................................            -          -              1,004            -
      ---------------------------------------------------      -------  ---------          ---------    ---------
              Total operating expenses ..................       33,698     34,926             69,939       69,034
                                                               -------  ---------          ---------    ---------
      Earnings from operations ..........................        2,870      2,910              4,725        5,653
              Interest expense, net .....................        1,141        770              2,428        1,586
                                                               -------  ---------          ---------    ---------
      Earnings before income taxes ......................        1,729      2,140              2,297        4,067
              Income taxes ..............................          718        817                919        1,567
                                                               -------  ---------          ---------    ---------
              Net earnings ..............................      $ 1,011  $   1,323          $   1,378    $   2,500
                                                               =======  =========          =========    =========

       Net earnings per common share:
              Basic .....................................      $  0.14  $    0.18          $    0.19    $    0.35
              Diluted ...................................      $  0.14  $    0.18          $    0.19    $    0.34
      Weighted average common shares outstanding:
              Basic .....................................        7,218      7,207              7,199        7,205
              Diluted ...................................        7,362      7,461              7,384        7,425

       See accompanying notes to interim consolidated financial statements

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (in thousands)
                                   (unaudited)

                           Number of Shares
                           ----------------

                           Common        Common                   Additional                    Treasury        Total
                           Stock        Stock in       Common     Paid - in       Retained      Stock at      Stockholders'
                           Issued       Treasury       Stock       Capital        Earnings        Cost          Equity
Balance at
December 31, 2001 .......  7,755         (582)         $  78      $ 47,606        $ 17,966      $(3,874)      $  61,776
   Issuance of
   common stock
   for employee stock
   purchase plan ........     32            -              -           115               -            -             115
   Issuance of
   common stock for
   exercised
   stock options,
   including tax benefit
   of $7,000 ............      5            -              -            31               -            -              31
   Net                         -            -              -             -           2,500            -           2,500
   earnings ............   -----        -----          ------     --------        --------      -------       ---------
Balance at June ........   7,792         (582)         $  78      $ 47,752        $ 20,466      $(3,874)      $  64,422
30, 2002                   =====        =====          ======     ========        ========      =======       =========

      See accompanying notes to interim consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                              2001       2002
                                                                                              ----       ----
Cash flows from operating activities:
     Net earnings ........................................................................  $  1,378   $  2,500
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation. ..................................................................     2,630      2,432
          Amortization of goodwill and intangible assets .................................     2,041      1,985
          Other amortization .............................................................       114        114
          Gain on disposal of property and equipment .....................................         -        (20)
          Changes in operating assets and liabilities, net of acquisitions and affiliations:
               Accounts receivable .......................................................       (41)       (20)
               Receivables due from affiliated dental groups .............................      (909)       789
               Other current assets ......................................................      (340)      (205)
               Accounts payable and accrued expenses .....................................      (234)        68
               Accrued compensation, benefits and taxes ..................................      (580)      (160)
                        Accrued special charges ..........................................       647       (166)
                        Income taxes payable and receivable, net .........................        97        783
                                                                                            --------   --------
                    Net cash provided by operating activities ............................     4,803      8,100
                                                                                            --------   --------
Cash flows from investing activities:
     Acquisitions and affiliations, net of cash acquired .................................    (1,028)    (2,982)
     Capital expenditures, net ...........................................................    (3,856)    (2,023)
     Contingent and deferred payments ....................................................      (530)       (80)
     Other ...............................................................................        58       (124)
                                                                                            --------   --------
                    Net cash used for investing activities ...............................    (5,356)    (5,209)
                                                                                            --------   --------

Cash flows from financing activities:
     Borrowings (repayments) under revolving line of credit, net .........................     2,300     (2,350)
     Repayment of borrowings .............................................................      (559)      (543)
     Common stock issued for the employee stock purchase plan ............................       147        115
     Proceeds from issuance of common stock for exercise of stock options ................        64         24
     Repurchase of common stock ..........................................................      (630)         -
                                                                                            --------   --------
                    Net cash provided by (used for) financing activities .................     1,322     (2,754)
                                                                                            --------   --------

Increase in cash and cash equivalents ....................................................       769        137
Cash and cash equivalents at beginning of period .........................................       472      1,540
                                                                                            --------   --------
Cash and cash equivalents at end of period ...............................................  $  1,241   $  1,677
                                                                                            ========   ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net .......................................  $  2,346   $  1,390
                                                                                            ========   ========
     Cash paid during the period for income taxes, net ...................................  $    822   $    798
                                                                                            ========   ========
Acquisitions and affiliations:
     Assets acquired .....................................................................  $  1,098   $  3,814
     Liabilities assumed and issued ......................................................       (70)      (733)
                                                                                            --------   --------
     Cash paid ...........................................................................     1,028      3,081
     Less cash acquired ..................................................................         -        (99)
                                                                                            --------   --------
                    Net cash paid for acquisitions and affiliations ......................  $  1,028   $  2,982
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

     The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2001 interim consolidation financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2001 included in the annual report on Form 10-K.

(2)  Significant Accounting Policies

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, the Company will no longer amortize goodwill. The Company will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. The Company has completed the transitional impairment test and has designated the first quarter for its annual review of impairment.

         The Company has adopted SFAS No. 142 effective the first quarter of 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $130,000. At June 30, 2002, the Company had unamortized goodwill of approximately $5.4 million. The Company will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company has recognized no impairment loss as of June 30, 2002 in connection with the adoption of SFAS No. 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         Goodwill as of June 30, 2002 consists of the following (in thousands):

                  Goodwill                                             $ 5,933
                  Less:  accumulated amortization                         (564)
                                                                       -------
                  Goodwill, net                                        $ 5,369
                                                                       =======

                         AMERICAN DENTAL PARTNERS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Had the Company adopted SFAS No.142 as of January 1, 2001, the pro forma effects on net earnings and earnings per share for the Company for the three and six months ended June 30, 2001 is as follows (in thousands):

                                                            Three Months     Six Months
                                                                Ended           Ended
                                                            June 30, 2001   June 30, 2001
                                                            -------------   -------------
Net earnings as reported                                       $ 1,011         $ 1,378
Add back:  Goodwill amortization expense, net tax effect            19              40
                                                               -------         -------
Adjusted net earnings                                          $ 1,030         $ 1,418
                                                               =======         =======

Basic earnings per share, as reported                          $  0.14         $  0.19
Add back:  Goodwill amortization expense, net tax effect             -            0.01
                                                               -------         -------
Pro forma basic earnings per share                             $  0.14         $  0.20
                                                               =======         =======

Diluted earnings per share, as reported                        $  0.14         $  0.19
Add back:  Goodwill amortization expense, net tax effect             -               -
                                                               -------         -------
Pro forma diluted earnings per share                           $  0.14         $  0.19
                                                               =======         =======

(3)  Adjusted Gross Revenue and Net Revenue

     Adjusted Gross Revenue - Affiliated Dental Groups

     The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                  --------------------      -------------------
                                                                    2001        2002          2001       2002
                                                                  --------    --------      --------   --------
Adjusted gross revenue - affiliated dental groups .........       $ 51,690    $ 53,460      $105,381   $106,417
Amounts retained by affiliated dental groups ..............         17,812      18,808        36,030     37,733
                                                                  --------    --------      --------   --------
Business services provided to affiliated dental groups ....       $ 33,878    $ 34,652      $ 69,351   $ 68,684
                                                                  ========    ========      ========   ========

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Revenue

     The Company's net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental lab services. Net revenue consisted of the following (in thousands):

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
                                                                          -----------------------      ----------------------
                                                                            2001           2002          2001          2002
                                                                            ----           ----          ----          ----
Reimbursement of expenses:
  Clinic salaries and benefits ...................................        $ 13,264       $ 12,869      $ 26,996      $ 25,668
  Lab and dental supplies ........................................           5,801          6,200        11,645        11,850
  Office occupancy ...............................................           3,753          4,122         7,505         8,220
  Depreciation expense ...........................................           1,131          1,022         2,231         2,045
  Other operating expenses .......................................           2,494          2,709         4,919         5,374
                                                                          --------       --------      --------      --------
      Total reimbursement of expenses ............................          26,443         26,922        53,296        53,157
                                                                          --------       --------      --------      --------

  Business service fees ..........................................           7,435          7,730        16,055        15,527
                                                                          --------       --------      --------      --------
      Business services provided to affiliated dental groups .....          33,878         34,652        69,351        68,684
Revenue related to the arrangement of the provision of care to
patients, dental laboratory fees and other .......................           2,690          3,184         5,313         6,003
                                                                          --------       --------      --------      --------
      Total net revenue ..........................................        $ 36,568       $ 37,836      $ 74,664      $ 74,687
                                                                          ========       ========      ========      ========

     Net revenue from the Company's service agreement with Park Dental represented approximately 33% and 31% of its consolidated net revenue for the three months ended June 30, 2001 and 2002, and 32% and 31% for the six-month periods ending June 30, 2001 and 2002, respectively.

(4)  Special Charges and Other Unusual Expenses

     Special Charges

     In January 2001, three of the Company's affiliated dental groups, Associated Dental Care Providers, Park Dental, and University Dental Associates, received notices of contract terminations from Cigna Dental, and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. These affiliated dental groups subsequently received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. These groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life and the three Cigna Dental contracts terminated as follows: (i) March 31, 2001 for Associated Dental Care Providers; (ii) March 31, 2001 for University Dental Associates; and (iii) July 31, 2001 for Park Dental. The Protective Life contract terminated April 8, 2001 for Associated Dental Care Providers. These contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000.

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna Dental as staff model dental practices, Associated Dental's financial performance was heavily dependent upon its contract with Cigna Dental. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and to operate others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. The Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000.

The following table summarizes the recorded accruals and uses of the above special charges:

                                                                                    Patient
                                              Facility        Reduction in       Communication
                                              Closures         Work Force          and Other              Total
                                              --------         ----------          ---------              -----
Balance as of December 31, 2000 ..........  $          -      $          -       $            -       $          -
New charges ..............................       540,000           425,000               39,000          1,004,000
Non-cash items ...........................       (35,000)                -                    -            (35,000)
Cash payments ............................      (222,000)         (267,000)             (64,000)          (553,000)
Reversal of charges ......................       (77,000)          (83,000)                   -           (160,000)
Other adjustments ........................             -           (25,000)              25,000                  -
                                            ------------      ------------       --------------       ------------
Balance as of December 31, 2001 ..........       206,000            50,000                    -            256,000
Cash payments ............................      (137,000)          (29,000)                   -           (166,000)
                                            ------------      ------------       --------------       ------------
Balance as of June 30, 2002 ..............  $     69,000      $     21,000       $            -       $     90,000
                                            ============      ============       ==============       ============

     During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated. It is expected that approximately $30,000 of the remaining $90,000 of special charges will be paid in the third quarter of 2002 and the remaining balance will be paid over the terms of the leases through April 2004 and an employment contract through December 2002.

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

                         AMERICAN DENTAL PARTNERS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The components of basic and diluted earnings per share computations for the three months and six months ended June 30 are as follows (in thousands):

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                -------------------------     ------------------------
                                                                   2001          2002           2001         2002
                                                                   ----          ----           ----         ----
   Basic Earnings Per Share
   Net earnings available to common stockholders ...........     $ 1,011       $ 1,323         $ 1,378      $ 2,500
                                                                 =======       =======         =======      =======

   Weighted average common shares outstanding ..............       7,218         7,207           7,199        7,205
                                                                 =======       =======         =======      =======

   Net earnings per share ..................................     $  0.14       $  0.18         $  0.19      $  0.35
                                                                 =======       =======         =======      =======

   Diluted Earnings Per Share
   Net earnings available to common stockholders ...........     $ 1,011       $ 1,323         $ 1,378      $ 2,500
                                                                 =======       =======         =======      =======

   Weighted average common shares outstanding ..............       7,218         7,207           7,199        7,205
   Add:   Dilutive effect of options/(1)/ ..................         144           254             185          220
                                                                 -------       -------         -------      -------
   Weighted average common shares as adjusted ..............       7,362         7,461           7,384        7,425
                                                                 =======       =======         =======      =======

   Net earnings per share ..................................     $  0.14       $  0.18         $  0.19      $  0.34
                                                                 =======       =======         =======      =======

   (1) Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,054,104 and 411,603 for the three months ended June 30, 2001 and 2002, and 699,270 and 415,268 for the six-month period ending June 30, 2001 and 2002, respectively.

(6)      Subsequent Events

         On August 1, 2002 the Company acquired selected assets of a dental practice management company affiliated with three dental group practices in Massachusetts, New York and Vermont. The Company entered into 40-year service agreements with each of the affiliated dental groups. This affiliation resulted in the addition of 14 dental facilities with 102 operatories. The aggregate purchase price paid in connection with these transactions consisted of approximately $3.3 million in cash, $0.6 million in subordinated promissory notes and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004.

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

Overview

         American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to June 30, 2002, we completed 47 affiliation transactions, comprised of 19 dental groups which have 154 dental facilities with 1,361 operatories located in 14 states.

         During the quarter we acquired the outstanding stock and selected assets of two full service dental laboratories, which will operate as a wholly owned subsidiary. We believe there are other segments of the dental services market that compliment our core business and provide attractive long term growth prospects. The dental laboratory business is one such business as it demonstrates attractive trends due to the increasing popularity of aesthetic dental services and the development of innovative new materials provides growth opportunity.

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

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Affiliate Adjusted Gross Revenue Compared to Net Revenue

     Affiliated Adjusted Gross Revenue and Payor Mix

     We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the six months ended June 30, 2001 was approximately 47% fee-for-service, 24% PPO plans and 29% capitated managed care plans. For the six months ended June 30, 2002, the aggregate payor mix percentage of our affiliated groups was approximately 47% fee-for-service, 27% PPO plans and 26% capitated managed care plans.

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

     The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate during 2002. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased from 34% in the second quarter of 2001 to 35% in the second quarter of 2002 and from 34% to 35% for the six months ended June 30, 2001 and 2002, respectively. We incur costs to operate and support the affiliate adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue as well as a percentage of our net revenue.

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                 June 30,
                                                             --------------------      -------------------
                                                               2001        2002          2001       2002
                                                             --------    --------      --------   --------
Adjusted gross revenue - affiliated dental groups .......    $ 51,690    $ 53,460      $105,381   $106,417
Amounts retained by affiliated dental groups ............      17,812      18,808        36,030     37,733
                                                             --------    --------      --------   --------
Business services provided to affiliated dental groups ..    $ 33,878    $ 34,652      $ 69,351   $ 68,684
                                                             ========    ========      ========   ========

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Net Revenue

         The Company's net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company's net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 3 of "Notes to Interim Consolidated Financial Statements."

Results of Operations

     Overview

     Our net earnings amounted to $1,011,000 or diluted earnings per share of $0.14 for the three months ended June 30, 2001, as compared with net earnings of $1,323,000 or diluted earnings per share of $0.18 for the three months ended June 30, 2002. Our net earnings amounted to $1,378,000 or diluted earnings per share of $0.19 for the six months ended June 30, 2001, as compared with net earnings of $2,500,000 or diluted earnings per share of $0.34 for the six months ended June 30, 2002. Excluding special charges of $1,004,000 and other unusual expenses of $470,000 and the related tax effects of $588,000, net earnings would have amounted to $2,264,000 or diluted earnings per share of $0.31 for the six months ended June 30, 2001. The increase in net earnings from the same period in 2001 is primarily attributable to the $1,474,000 recorded in the first quarter of 2001 for special charges and other unusual expenses offset by the disruption and loss of business associated with the contract terminations that impacted our revenue from three of our affiliates in 2002. These contracts represented approximately $24 million of affiliate adjusted gross revenue in 2000. (see Note 4 to "Notes to Interim Consolidated Financial Statements").

     Net Revenue

     Net revenue increased 3% from $36,568,000 for the three months ended June 30, 2001 to $37,836,000 for the three months ended June 30, 2002. Net revenue remained flat at $74,664,000 for the six months ended June 30, 2001 and $74,687,000 for the six months ended June 30, 2002, which was attributable to revenue growth that was offset by the contract terminations that had an impact on the net revenue of our three affected affiliates after the end of the first quarter of 2001.

     Net revenue derived from our service agreement with Park Dental represented approximately 33% and 31% of our consolidated net revenue for the three months ended June 30, 2001 and 2002 and 32% and 31% of our consolidated net revenue for the six months ended June 30, 2001 and 2002, respectively. Net revenue derived from our service agreement with Associated Dental Care Providers decreased 41% from $3,526,000 for the six months ended June 30, 2001 to $2,069,000 for the six months ended June 30, 2002, primarily due to the contract terminations.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Salaries and Benefits

     Salaries and benefits expense includes costs for personnel working for us at the dental facilities as well as local and regional management. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams supervise and support certain staff at the dental facilities.

     Salaries and benefits expense as a percentage of net revenue decreased from 47.3% for the three months ended June 30, 2001 to 45.8% for the three months ended June 30, 2002 and from 47.3% for the six months ended June 30, 2001 to 46.2% for the six months ended June 30, 2002. This is primarily related to the reduction in staff and administrative positions at Associated Dental and Park Dental, as a result of the contract terminations. This reduction in staffing salaries and benefits is offset by wage inflation due to fluctuations in labor markets in the dental sector.

     Lab Fees and Dental Supplies

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased from 15.9% to 16.7% for the three months ended June 30, 2001 and 2002, respectively and increased from 15.6% for the six months ended June 30, 2001 to 16.0% for the six months ended June 30, 2002. We are continuing our efforts to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs.

     Office Occupancy

     Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

     Office occupancy expense as a percentage of net revenue increased from 11.0% for the three months ended June 30, 2001 to 11.7% for the three months ended June 30, 2002 and from 10.8% for the six months ended June 30, 2001 to 11.8% for the six months ended June 30, 2002 primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations at three of our affiliates. During the six months ended June 30, 2001, we relocated and expanded seven dental facilities. During the six months ended June 30, 2002, we relocated and expanded five dental facilities and one administrative office, and added a new administrative office. Due to the loss of the Cigna Dental and Protective Life contracts in Arizona, our available capacity increased in those markets allowing for future growth.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

     Other Operating Expenses

     Other operating expenses increased as a percentage of net revenue from 8.0% for the three months ended June 30, 2001 to 8.4% for the three months ended June 30, 2002 and from 8.2% for the six months ended June 30, 2001 to 8.6% for the six months ended June 30, 2002 due primarily to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life. Our other operating expense may increase in 2002 due to increased insurance costs, however, we hope to offset these increases with continued management of discretionary spending.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     General Corporate Expenses

     General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of net revenue increased from 3.5% to 3.9% for the three month period ended June 30, 2001 and 2002, respectively. General corporate expenses as a percentage of net revenue decreased from 4.2% for the six months ended June 30, 2001 to 3.9% for the six months ended June 30, 2002 due to the inclusion of unusual expenses in the first quarter of 2001 of $292,000 related to costs associated with management personnel changes and relocations. It is anticipated that general corporate expenses will continue to decrease as a percentage of net revenue.

     Depreciation

     Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense decreased as a percentage of net revenue from 3.6% for the three months ended June 30, 2001 to 3.2% for the three months ended June 30, 2002 and from 3.5% for the six months ended June 30, 2001 to 3.3% for the six months ended June 30, 2002 primarily due to some of our assets becoming fully depreciated.

     We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than historical levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

     Amortization of Goodwill and Intangible Assets

     Total amortization expense decreased slightly for the three and six months ended June 30, 2002 as a result of non-amortization of goodwill of approximately $33,000 per quarter offset in part by the intangible assets recorded in connection with the five affiliation transactions completed in 2001 and 2002. Management continues to evaluate the appropriateness of the useful lives of its intangible assets. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months we expect to complete fewer affiliations than we have historically.

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

     Interest Expense, Net

     Net interest expense decreased from $1,141,000 to $770,000 for the three months ended June 30, 2001 and 2002, respectively, and from $2,428,000 to $1,586,000 for the six months ended June 30, 2001 and 2002, respectively, due to a lower overall interest rate and lower debt balance. We believe interest expense will decrease in 2002 compared to 2001 due to a lower average level of indebtedness and lower interest rates.

     Income Taxes

     Our effective tax rate was approximately 40.0% and 38.5% for the six months ended June 30, 2001 and 2002, respectively. We anticipate the annual effective tax rate for 2002 to be approximately 38.5%, which is lower than the effective rate recorded for the full years of 2000 and 2001. The effective tax rate decreased due to fluctuations in taxable income in various state and the elimination of certain permanent differences.

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

     For the six months ended June 30, 2001 and 2002, cash provided by operating activities amounted to $4,803,000 and $8,100,000, respectively. Net earnings and therefore cash from operations in the first half of 2001 was impacted by the special charges recorded as a result of contract terminations. Our receivable due from affiliated dental groups decreased in the first half of 2002 due to increased cash collections of patient receivables at our affiliated dental groups. Cash from operations was impacted by an increase in receivables due from affiliated dental groups of $909,000 in 2001 as compared to a decrease of $789,000 in 2002.

     For the six months ended June 30, 2001 and 2002, cash used in investing activities amounted to $5,356,000 and $5,209,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $1,028,000 and $2,982,000 for the first half of 2001 and 2002, respectively. Cash used for capital expenditures was $3,856,000 and $2,023,000 for the first half of 2001 and 2002, respectively. Capital expenditures for the first half of 2001 included costs associated with the relocation and expansion of seven dental facilities. Capital expenditures for the first half of 2002 included costs associated with the relocation and expansion of five dental facilities and one administrative office. Although we expect to continue to make meaningful capital expenditures, we do not expect capital expenditures in 2002 to continue at the same levels as 2000 and 2001.

     For the six months ended June 30, 2001, cash provided by financing activities amounted to $1,322,000. For the six months ended June 30, 2002, cash used for financing activities amounted to $2,754,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $2,300,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $147,000, proceeds from the issuance of Common Stock for stock options exercised of $64,000, offset by the repayment of indebtedness of $559,000 and the repurchase of 112,500 shares of our Common Stock for $630,000. Cash used for financing activities in 2002 resulted from repayments of our revolving line of credit of $2,350,000 and the repayment of certain indebtedness of $543,000, offset by the proceeds from the issuance of Common Stock for the employee stock purchase plan of $115,000 and proceeds from the issuance of common stock for stock options exercised of $24,000.

     In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited by an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of June 30, 2002 was $47,807,000. The unused balance at June 30, 2002 was $27,193,000 and based on covenants of the credit facility $6,540,000 was available for borrowing.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of June 30, 2002, 679,878 shares and $20,666,500 of notes remain available for issuance under this Shelf Registration Statement.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that additional affiliation candidates can be identified or the affiliations consummated or successfully integrated into our operations. We have used a combination of cash, common stock and subordinated debt as consideration for past acquisitions and affiliations and plan to continue to use these sources in the future. In recent years, the consideration paid has consisted of a higher percentage of cash and subordinated debt and a lower percentage of Common Stock. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our affiliation program. In addition, if sufficient financing is not available as needed on terms acceptable to us, our acquisition and affiliation strategy will be modified. While we continue to evaluate new acquisition and affiliation opportunities, we intend to focus primarily on internal operations during the remainder of 2002. As a result, while the number of new acquisitions and affiliations over the next twelve months could be more than in 2001, they are expected to be less than levels in 1999 and 2000.

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

     Management performs an impairment test on goodwill and indefinite lived intangibles on an annual basis. We determine imparment by comparing the fair value to the carrying value of the reporting units. We allocate a portion of Corporate's assets and liabilities to the reporting units when determining their carrying value, primarily our revolving line of credit, subordinated debt and deferred payments. We determine the fair value of each reporting unit by using the forecasted contribution margin of the reporting unit and multiply it by historical purchase multiples. If impairment were determined, we would make the appropriate adjustment to goodwill or the indefinite lived intangible assets to reduce the asset's carrying value.

     Management performs an impairment test on definite lived intangibles when facts and circumstances exist which would suggest that the definite lived intangibles may be impaired (loss of key personnel, change in legal factors, competition, etc.). We review the cash flows and projected revenue streams when performing the impairment test on definite lived intangible assets. If impairment were determined (aggregate undiscounted net cash flows were less than the carrying value of definite lived intangible assets), we would make the appropriate adjustment to the definite lived intangible assets to reduce the asset's carrying value to fair value.

     We have not recorded any impairment charges or write-downs related to our historical experience with goodwill and other intangible assets.

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

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, American Dental Partners was required to adopt SFAS No. 142 effective January 1, 2002. At June 30, 2002, American Dental Partners had approximately $5.4 million of goodwill, including approximately $2.7 million related to the Orthocare, Ltd. acquisition in October 1997 and $2.7 million related to the Voss Dental Lab and Genco's Tooth Factory acquisitions in May and June of 2002, respectively. The Company has not yet completed its purchase price allocation. The application of the non-amortization provisions of SFAS No. 142 for goodwill resulted in the elimination of amortization expense of approximately $66,000 in first half of 2002.

     At December 31, 2001, American Dental Partners had intangible assets of approximately $85.1 million related to affiliations from November 1996 through 2001. Management continues to evaluate the appropriateness of the useful lives of its intangible assets.

     Pursuant to SFAS No. 142, American Dental Partners will test its goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If impairment were determined, we would make the appropriate adjustment to goodwill or the indefinite lived intangible asset to reduce the asset's carrying value. The Company has performed the first step of the impairment test analysis as required by SFAS No. 142, and we do not anticipate recording any impairment in 2002 for goodwill acquired before 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-lease back transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

                         AMERICAN DENTAL PARTNERS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No.146. The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin will initially increase by 1.00% from prior levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2002 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $478,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk, and we are not party to any interest rate risk management transactions.

                         AMERICAN DENTAL PARTNERS, INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. The dentists employed by, or who are independent contractors of, our affiliated PCs are from time to time subject to malpractice claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our annual meeting of shareholders on May 3, 2002, at the offices of Summit Partners at 600 Atlantic Avenue in Boston, Massachusetts. At the meeting, the individuals listed below were elected to our Board of Directors for a term expiring in 2005. The table below indicates the votes for and votes withheld for such nominee:

         Name                         Votes For            Votes Withheld
         ----                         ---------            --------------
         James T. Kelly               6,419,199                 1,364
         Martin J. Mannion            6,419,394                 1,169

Gregory A. Serrao, Gregogry T. Swenson, D.D.S. and Derril W. Reeves also serve on our Board of Directors for terms which continue after the annual meeting.

     At our annual meeting of shareholders, the shareholders also approved by the votes shown in the tables below, a proposal to increase the number of shares of Common Stock reserved for issuance under our 1996 Stock Option Plan by 300,000 shares and a proposal to increase the number of shares of Common Stock reserved for issuance under our 1996 Directors Stock Option Plan by 100,000 shares.

                                   1996 Stock               1996 Directors
                                  Option Plan            Stock Option Plan
                                  -----------            -----------------
         Voted for                  5,449,566                 5,432,903
         Voted against                 14,327                    15,328
         Abstain                        1,403                    17,065
         Broker non-votes             955,267                   955,267

                         AMERICAN DENTAL PARTNERS, INC.
                    PART II. OTHER INFORMATION - (Continued)

Item 5.  Other Information

         Effective December 31, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, we will perform an annual test for impairment of these assets. We conducted our transitional goodwill impairment testing in the first quarter of 2002. No impairment was indicated.

         We believe that all audited financial statements incorporated by reference into our open registration statements are fairly presented, in all material respects, without transitional disclosure. Accordingly, we present in this quarterly report, net earnings before goodwill amortization net of tax and related per share amounts for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands, except per share amounts):

                                                                                         Year Ended
                                                                        --------------------------------------------
                                                                        December 31,    December 31,    December 31,
                                                                           1999            2000            2001
                                                                        --------------------------------------------
Net earnings as reported                                                  $ 6,013         $ 6,169         $ 3,271
Add back: Goodwill amortization expense, net tax effect                        79              78              76
                                                                          -------         -------         -------
Adjusted net earnings                                                     $ 6,092         $ 6,247         $ 3,347
                                                                          =======         =======         =======

Basic earnings per share, as reported                                     $  0.80         $  0.87         $  0.46
Add back: Goodwill amortization expense, net tax effect                      0.01            0.01            0.01
                                                                          -------         -------         -------
Pro forma basic earnings per share                                        $  0.81         $  0.88         $  0.47
                                                                          =======         =======         =======

Diluted earnings per share, as reported                                   $  0.78         $  0.84         $  0.45
Add back: Goodwill amortization expense, net tax effect                      0.01            0.01            0.01
                                                                          -------         -------         -------
Pro forma diluted earnings per share                                      $  0.79            0.85            0.46
                                                                          =======         =======         =======

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10(i) Amendment No. 6 to American Dental Partners, Inc. Amended Restated 1996 Stock Option Plan

         10(ii) Amendment No. 5 to American Dental Partners, Inc. Amended Restated 1996 Director Stock Option Plan

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the three-month period ended June 30, 2002.

                         AMERICAN DENTAL PARTNERS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMERICAN DENTAL PARTNERS, INC.



August 12, 2002                         /s/ Gregory A. Serrao
                                   --------------------------------------
                                         Gregory A. Serrao
                                         Chairman, President and Chief Executive
                                         Officer


August 12, 2002                         /s/ Breht T. Feigh
                                   --------------------------------------
                                         Breht T. Feigh
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (principal financial officer)

                         AMERICAN DENTAL PARTNERS, INC.

                                  EXHIBIT INDEX

Exhibit
Number             Exhibit Description

 10(i) Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

 10(ii) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan.