Form 10-Q
period 2002-09-30
AMERICAN DENTAL PARTNERS INC
filed 2002-11-13
CIK 1028087

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number: 0-23363

AMERICAN DENTAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3297858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American Dental Partners, Inc.
201 Edgewater Drive, Suite 285
Wakefield, Massachusetts 01880
(Address of principal executive offices, including zip code)

(781) 224-0880
(781) 224-4216 (fax)
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ YES         ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value, outstanding as of November 12, 2002, 7,240,308 shares

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$786
Accounts receivable, net	250	739
Receivables due from affiliated dental groups	19,366	18,775
Income taxes receivable	821	—
Inventories	1,816	1,927
Prepaid expenses and other receivables	1,972	2,375
Deferred income taxes	486	486

Total current assets	26,251	25,088

Property and equipment, net	29,605	30,651

Non-current assets:
Goodwill, net	2,704	5,017
Intangible assets, net	85,146	84,383
Other assets	629	687

Total non-current assets	88,479	90,087

Total assets	$144,335	$145,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,608	$7,280
Accrued compensation, benefits and taxes	3,686	4,445
Accrued expenses	3,981	4,199
Accrued special charges	256	62
Current maturities of debt	1,597	1,561

Total current liabilities	17,128	17,547

Non-current liabilities:
Long-term debt	54,840	51,919
Deferred income tax	10,324	10,324
Other liabilities	267	342

Total non-current liabilities	65,431	62,585

Total liabilities	82,559	80,132

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,754,893 and 7,821,867 shares issued and 7,172,393 and 7,239,367 shares outstanding at December 31, 2001 and September 30, 2002, respectively	78	78
Additional paid-in capital	47,606	47,924
Retained earnings	17,966	21,566
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)

Total stockholders’ equity	61,776	65,694

Commitments and contingencies
Total liabilities and stockholders’ equity	$144,335	$145,826

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net Revenue	$34,888	$37,465	$106,732	$109,035

Operating expenses:
Salaries and benefits	16,094	17,088	48,601	48,457
Lab fees and dental supplies	5,539	6,088	17,184	18,043
Office occupancy	4,248	4,681	12,319	13,528
Other operating expenses	2,978	3,342	9,094	9,785
General corporate expenses	1,370	1,415	4,475	4,301
Depreciation	1,259	1,287	3,889	3,719
Amortization of goodwill and intangible assets	1,024	1,016	3,065	3,001
Special charges	—	—	1,004	—

Total operating expenses	32,512	34,917	99,631	100,834

Earnings from operations	2,376	2,548	7,101	8,201
Interest expense, net	1,042	755	3,470	2,341

Earnings before income taxes	1,334	1,793	3,631	5,860
Income taxes	543	693	1,462	2,260

Net earnings	$791	$1,100	$2,169	$3,600

Net earnings per common share:
Basic	$0.11	$0.15	$0.30	$0.50
Diluted	$0.11	$0.15	$0.30	$0.48
Weighted average common shares outstanding:
Basic	7,162	7,230	7,186	7,213
Diluted	7,304	7,460	7,351	7,436

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)
(unaudited)

	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid–in Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2001	7,755	(582)	$78	$47,606	$17,966	$(3,874)	$61,776
Issuance of common stock for employee stock purchase plan	55	—	—	239	—	—	239
Issuance of common stock for exercised stock options, including tax benefit of $10,000	11	—	—	79	—	—	79
Net earnings	—	—	—	—	3,600	—	3,600

Balance at September 30, 2002	7,821	(582)	$78	$47,924	$21,566	$(3,874)	$65,694

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net earnings	$2,169	$3,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation.	3,889	3,719
Amortization of goodwill and intangible assets	3,065	3,001
Other amortization	172	175
Gain on disposal of property and equipment	_	(20)
Changes in operating assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	(52)	15
Receivables due from affiliated dental groups	(1,756)	1,195
Other current assets	(489)	(295)
Accounts payable and accrued expenses	232	(342)
Accrued compensation, benefits and taxes	(377)	501
Accrued special charges	552	(194)
Income taxes payable and receivable, net	527	981

Net cash provided by operating activities	7,932	12,336

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(1,079)	(6,193)
Capital expenditures, net	(5,807)	(3,218)
Contingent and deferred payments	(530)	(151)
Other	23	(319)

Net cash used for investing activities	(7,393)	(9,881)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	1,750	(2,335)
Repayment of borrowings	(1,039)	(1,182)
Common stock issued for the employee stock purchase plan	283	239
Proceeds from issuance of common stock for exercise of stock options	88	69
Repurchase of common stock	(630)	—

Net cash provided by (used for) financing activities	452	(3,209)

Increase (decrease) in cash and cash equivalents	991	(754)
Cash and cash equivalents at beginning of period	472	1,540

Cash and cash equivalents at end of period	$1,463	$786

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$3,175	$2,140

Cash paid during the period for income taxes, net	$936	$1,232

Acquisitions and affiliations:
Assets acquired	$1,149	$8,100
Liabilities assumed and issued	(70)	(1,746)

Cash paid	1,079	6,354
Less cash acquired	—	(161)

Net cash paid for acquisitions and affiliations	$1,079	$6,193

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The interim consolidated financial statements include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company does not own any interests in or control the activities of the affiliated dental practices. Accordingly, the financial statements of the affiliated dental practices are not consolidated with those of the Company.

The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2001 interim consolidation financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2001 included in the annual report on Form 10-K.

(2)    Significant Accounting Policies

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, the Company will no longer amortize goodwill. The Company will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. The Company has completed the transitional impairment test and has designated the first quarter for its annual review of impairment.

The Company has adopted SFAS No. 142 effective the first quarter of 2002, thereby eliminating annual goodwill amortization of approximately $130,000. At September 30, 2002, the Company had unamortized goodwill of approximately $5.0 million. The Company will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company has recognized no impairment loss as of September 30, 2002 in connection with the adoption of SFAS No. 142.

Goodwill as of September 30, 2002 consists of the following (in thousands):

Goodwill	$5,581
Less: accumulated amortization	(564)

Goodwill, net	$5,017

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had the Company adopted SFAS No.142 as of January 1, 2001, the pro forma effects on net earnings and earnings per share for the Company for the three and nine months ended September 30, 2001 is as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net earnings as reported	$791	$2,169
Add back: Goodwill amortization expense, net tax effect	20	59

Adjusted net earnings	$811	$2,228

Basic earnings per share, as reported	$0.11	$0.30
Add back: Goodwill amortization expense, net tax effect	—	.01

Pro forma basic earnings per share	$0.11	$0.31

Diluted earnings per share, as reported	$0.11	$0.30
Add back: Goodwill amortization expense, net tax effect	—	—

Pro forma diluted earnings per share	$0.11	$0.30

(3)    Adjusted Gross Revenue and Net Revenue

Adjusted Gross Revenue – Affiliated Dental Groups

The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups are presented below for illustrative purposes only (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Adjusted gross revenue – affiliated dental groups	$51,635	$54,957	$157,016	$161,374
Amounts retained by affiliated dental groups	17,939	19,424	53,969	57,157

Business services provided to affiliated dental groups	$33,696	$35,533	$103,047	$104,217

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental lab services. Net revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reimbursement of expenses:
Clinic salaries and benefits	$13,458	$13,677	$40,454	$39,345
Lab and dental supplies	5,539	5,975	17,184	17,859
Office occupancy	3,970	4,329	11,475	12,549
Depreciation expense	1,068	1,069	3,299	3,114
Other operating expenses	2,517	2,766	7,436	8,106

Total reimbursement of expenses	26,552	27,816	79,848	80,973
Business service fees	7,144	7,717	23,199	23,244

Business services provided to affiliated dental groups	33,696	35,533	103,047	104,217
Revenue related to the arrangement of the provision of care to patients, dental laboratory fees and other	1,192	1,932	3,685	4,818

Total net revenue	$34,888	$37,465	$106,732	$109,035

Net revenue from the Company’s service agreement with Park Dental represented approximately 35% and 31% of its consolidated net revenue for the three months ended September 30, 2001 and 2002, and 34% and 32% for the nine-month periods ending September 30, 2001 and 2002, respectively.

A portion of the Company’s revenue related to the arrangement of the provision of dental care to patients is paid by the Company to its affiliated dental groups and is included in the affiliated dental groups’ adjusted gross revenue. Total payments to affiliated dental groups related to the arrangement of the provision of dental care to patients and included in revenue of affiliated dental groups were $278,000 and $300,000 for the three months ended September 30, 2001 and 2002, respectively, and $804,000 and $844,000 for the nine months ended September 30, 2001 and 2002, respectively.

During the quarter ended September 30, 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company reclassified prior periods to conform with the current period presentation. Net income was not impacted by this reclassification. The reclassification reduced revenue and salaries and benefits by $1,517,000 for the three months ended September 30, 2001 and $4,337,000 and $3,117,000 for the nine months ended September 30, 2001 and 2002, respectively.

(4)    Special Charges and Other Unusual Expenses

Special Charges

In January 2001, three of the Company’s affiliated dental groups, Associated Dental Care Providers, Park Dental, and University Dental Associates, received notices of contract terminations from Cigna Dental, and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. These affiliated dental groups subsequently received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. These groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life and the three Cigna Dental contracts terminated as follows: (i) March 31, 2001 for Associated Dental Care Providers; (ii) March 31, 2001 for University Dental Associates; and (iii) July 31, 2001 for Park Dental. The Protective Life contract terminated April 8, 2001 for Associated Dental Care Providers. These contracts represented approximately $24.1 million of affiliate adjusted gross revenue in 2000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of Associated Dental’s offices in Phoenix were acquired from Cigna Dental and previously operated by Cigna Dental as staff model dental practices, Associated Dental’s financial performance was heavily dependent upon its contract with Cigna Dental. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental offices and to operate others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. The Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000.

The following table summarizes the recorded accruals and uses of the above special charges:

	Facility Closures	Reduction in Work Force	Patient Communication and Other	Total
Balance as of December 31, 2000	$—	$—	$—	$—
New charges	540,000	425,000	39,000	1,004,000
Non-cash items	(35,000)	—	—	(35,000)
Cash payments	(222,000)	(267,000)	(64,000)	(553,000)
Reversal of charges	(77,000)	(83,000)	—	(160,000)
Other adjustments	—	(25,000)	25,000	—

Balance as of December 31, 2001	206,000	50,000	—	256,000
Cash payments	(152,000)	(42,000)	—	(194,000)

Balance as of September 30, 2002	$54,000	$8,000	$—	$62,000

During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated. It is expected that approximately $18,000 of the remaining $62,000 of special charges will be paid in the fourth quarter of 2002 and the remaining balance will be paid over the terms of the leases through April 2004.

(5)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options using the “treasury stock” method. The computation of diluted earnings per share does not include the effect of outstanding stock options that would be antidilutive.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of basic and diluted earnings per share computations for the three months and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Basic Earnings Per Share
Net earnings available to common stockholders	$791	$1,100	$2,169	$3,600

Weighted average common shares outstanding	7,162	7,230	7,186	7,213

Net earnings per share	$0.11	$0.15	$0.30	$0.50

Diluted Earnings Per Share
Net earnings available to common stockholders	$791	$1,100	$2,169	$3,600

Weighted average common shares outstanding	7,162	7,230	7,186	7,213
Add: Dilutive effect of options (1)	142	230	165	223

Weighted average common shares as adjusted	7,304	7,460	7,351	7,436

Net earnings per share	$0.11	$0.15	$0.30	$0.48

(1)
Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,222,453 and 408,804 for the three months ended September 30, 2001 and 2002, and 770,356 and 413,764 for the nine-month period ending September 30, 2001 and 2002, respectively.

.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, its affiliated dental groups’ contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-56941).

Overview

American Dental Partners, Inc. is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We were formed in December 1995, commenced operations in January 1996 and began providing business services to dental groups in November 1996, concurrent with the completion of our first dental group affiliation. Our rapid growth has resulted primarily from our affiliations with dental groups. From November 1996 to September 30, 2002, we completed 48 affiliation transactions, comprised of 22 dental groups which have 169 dental facilities with 1,458 operatories located in 16 states.

In May and June of 2002, we acquired the outstanding stock of a dental laboratory and selected assets of a second dental laboratory, respectively. We believe the dental lab business provides attractive long term growth prospects and is complimentary to our core business. The two dental laboratories will be combined and operated as a wholly owned subsidiary of the Company, providing services to our affiliated dental groups and unaffiliated dentists.

Affiliation Summary

When affiliating with a dental group, we acquire selected assets and enter into a long-term service agreement with the affiliated dental group or professional corporation (“PC”). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

We are currently in discussions with a number of dentists and owners of dental groups about possible affiliations with us. While we continue to evaluate new affiliation opportunities, we intend to focus primarily on internal operations during the remainder of 2002. Accordingly, there can be no assurance that we will consummate any additional affiliations.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Affiliate Adjusted Gross Revenue Compared to Net Revenue

Affiliated Adjusted Gross Revenue and Payor Mix

We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the nine months ended September 30, 2001 was approximately 47% fee-for-service, 24% PPO plans and 29% capitated managed care plans. For the nine months ended September 30, 2002, the aggregate payor mix percentage of our affiliated groups was approximately 46% fee-for-service, 28% PPO plans and 26% capitated managed care plans.

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

The PCs are responsible for the salaries, benefits and other expenses of the dentists. In addition, in certain states where the PCs must employ dental hygienists and dental assistants, the PCs are responsible for salaries, benefits and other expenses of such non-dentist employees. Since 1998, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the increasing demand for dental services relative to a decreasing supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate during 2002. As a result of these two factors, the percentage of affiliate adjusted gross revenue retained by the PCs has increased slightly from 34.7% to 35.3% for the third quarter of 2001 and for the third quarter of 2002 and increased from 34.4% to 35.4% for the nine months ended September 30, 2001 and 2002, respectively. We incur costs to operate and support the affiliate adjusted gross revenue at the dental facilities. Consequently, it is helpful to analyze operating trends as a percentage of affiliate adjusted gross revenue as well as a percentage of our net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Adjusted gross revenue – affiliated dental groups	$51,635	$54,957	$157,016	$161,374
Amounts retained by affiliated dental groups	17,939	19,424	53,969	57,157

Business services provided to affiliated dental groups	$33,696	$35,533	$103,047	$104,217

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Under such agreements, the affiliated dental groups reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company’s service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC’s adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company’s service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company’s service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees. For additional information on affiliate adjusted gross revenue and components of our net revenue, see Note 3 of “Notes to Interim Consolidated Financial Statements.”

Results of Operations

Overview

Our net earnings amounted to $791,000 or diluted earnings per share of $0.11 for the three months ended September 30, 2001, as compared with net earnings of $1,100,000 or diluted earnings per share of $0.15 for the three months ended September 30, 2002. Our net earnings amounted to $2,169,000 or diluted earnings per share of $0.30 for the nine months ended September 30, 2001, as compared with net earnings of $3,600,000 or diluted earnings per share of $0.48 for the nine months ended September 30, 2002. Excluding special charges of $1,004,000 and other unusual expenses of $470,000 and the related tax effects of $602,000, net earnings would have amounted to $3,041,000 or diluted earnings per share of $0.41 for the nine months ended September 30, 2001. The increase in net earnings from the same period in 2001 is primarily attributable to the $1,474,000 recorded in the first quarter of 2001 for special charges and other unusual expenses offset by the disruption and loss of business associated with the contract terminations that impacted our revenue from three of our affiliates in 2002 and 2001. These contracts represented approximately $24,000,000 of affiliate adjusted gross revenue in 2000. (See Note 4 to “Notes to Interim Consolidated Financial Statements”).

Net Revenue

Net revenue increased 7% from $34,888,000 for the three months ended September 30, 2001 to $37,465,000 for the three months ended September 30, 2002. Net revenue increased from $106,732,000 for the nine months ended September 30, 2001 to $109,035,000 for the nine months ended September 30, 2002, which was primarily attributable to revenue derived from service agreements entered into and acquisitions completed during 2002.

Net revenue derived from our service agreement with Park Dental represented approximately 33% and 30% of our consolidated net revenue for the three months ended September 30, 2001 and 2002 and 33% and 31% of our consolidated net revenue for the nine months ended September 30, 2001 and 2002, respectively. Net revenue derived from our service agreement with Associated Dental Care Providers decreased 28% from $4,319,000 for the nine months ended September 30, 2001 to $3,132,000 for the nine months ended September 30, 2002, primarily due to the contract terminations.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working for us at the dental facilities as well as local and regional management and provider fees for the provision of care to patients under certain contractual agreements. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams supervise and support certain staff at the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased from 46.1% for the three months ended September 30, 2001 to 45.6% for the three months ended September 30, 2002 and from 45.5% for the nine months ended September 30, 2001 to 44.4% for the nine months ended September 30, 2002. This is primarily related to the reduction in staff and administrative positions at Associated Dental and Park Dental, as a result of the contract terminations. This reduction in staffing salaries and benefits is offset by wage inflation due to fluctuations in labor markets in the dental sector.

The Company makes payments to providers related to the arrangement of the provision of care to patients. Included in these payments are payments made directly to the Company’s affiliated dental groups. The Company made payments of $677,000 and $617,000 for the three months ended September 30, 2001 and 2002, respectively, of which $278,000 and $300,000 was paid to its affiliated dental groups. The Company made payments of $1,956,000 and $1,846,000 for the nine months ended September 30, 2001 and 2002, respectively, of which $804,000 and $844,000 was paid to its affiliated dental groups.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased from 15.9% to 16.2% for the three months ended September 30, 2001 and 2002, respectively and increased from 16.1% for the nine months ended September 30, 2001 to 16.5% for the nine months ended September 30, 2002. We are continuing our efforts to offset dental supply manufacturer price increases with the economies of scale realized through our national dental supply purchasing and rebate programs.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of net revenue increased from 12.2% for the three months ended September 30, 2001 to 12.5% for the three months ended September 30, 2002 and from 11.5% for the nine months ended September 30, 2001 to 12.4% for the nine months ended September 30, 2002 primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations at three of our affiliates. During the nine months ended September 30, 2001, we added three new dental facilities, and relocated and expanded eight dental facilities. During the nine months ended September 30, 2002, we added a new facility, relocated and expanded seven dental facilities and one administrative office, and added a new administrative office. Due to the loss of the Cigna Dental and Protective Life contracts in Arizona, our available capacity increased in the affected markets allowing for future growth.

We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities. These increases should be partially or fully offset by better utilization of capacity in existing dental facilities. The excess capacity arising from the contract terminations in certain markets will likely continue in the near future.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Other Operating Expenses

Other operating expenses increased as a percentage of net revenue from 8.5% for the three months ended September 30, 2001 to 8.9% for the three months ended September 30, 2002 and from 8.5% for the nine months ended September 30, 2001 to 9.0% for the nine months ended September 30, 2002 due primarily to the impact of the lost business associated with the contract terminations by Cigna Dental and Protective Life. Our other operating expense may increase in 2002 due to increased insurance costs; however, we hope to offset these increases with continued management of discretionary spending.

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of net revenue decreased from 3.9% to 3.8% for the three month period ended September 30, 2001 and 2002, respectively. General corporate expenses as a percentage of net revenue decreased from 4.2% for the nine months ended September 30, 2001 to 3.9% for the nine months ended September 30, 2002 due to the inclusion of unusual expenses in the first quarter of 2001 of $292,000 related to costs associated with management personnel changes and relocations. It is anticipated that general corporate expenses will continue to decrease as a percentage of net revenue.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense decreased as a percentage of net revenue from 3.6% for the three months ended September 30, 2001 to 3.4% for the three months ended September 30, 2002 and from 3.6% for the nine months ended September 30, 2001 to 3.4% for the nine months ended September 30, 2002 primarily due to some of our assets becoming fully depreciated.

We expect to continue to invest in the relocation and expansion of our physical capacity, although at a lower amount than historical levels. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

Amortization of Goodwill and Intangible Assets

Total amortization expense decreased slightly for the three and nine months ended September 30, 2002 as a result of non-amortization of goodwill of approximately $33,000 per quarter offset in part by the intangible assets recorded in connection with the six affiliation and two acquisition transactions completed in 2001 and 2002. Management continues to evaluate the appropriateness of the useful lives of its intangible assets. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future acquisitions and affiliations, although over the next twelve months we expect to complete fewer affiliations than we have historically.

Special Charges

Special charges represent a provision for costs associated with reductions in physical capacity in Arizona and patient communications as a result of contract terminations received by three of our affiliates from Cigna Dental and Protective Life. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses. For further information on these special charges, see Note 4 to “Notes to Interim Consolidated Financial Statements.”

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Interest Expense, Net

Net interest expense decreased from $1,042,000 to $755,000 for the three months ended September 30, 2001 and 2002, respectively, and from $3,470,000 to $2,341,000 for the nine months ended September 30, 2001 and 2002, respectively, due to a lower overall interest rate and lower debt balance. We believe interest expense will continue to decrease in 2002 compared to 2001 due to a lower average level of indebtedness and lower interest rates.

Income Taxes

Our effective tax rate was approximately 40.3% and 38.6% for the nine months ended September 30, 2001 and 2002, respectively. We anticipate the annual effective tax rate for 2002 to be approximately 38.5%, which is lower than the effective rate recorded for the full years of 2000 and 2001. The effective tax rate decreased due to fluctuations in taxable income in various states in which we operate and the elimination of certain permanent differences between the financial statement and tax treatment of goodwill amortization, see Note 2 to “Notes to Interim Consolidated Financial Statements.” .

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

For the nine months ended September 30, 2001 and 2002, cash provided by operating activities amounted to $7,932,000 and $12,336,000, respectively. Net earnings and therefore cash from operations in the first nine months of 2001 was impacted by the special charges recorded as a result of contract terminations. Our receivable due from affiliated dental groups decreased in the first nine months of 2002 due to increased cash collections of patient receivables at our affiliated dental groups. Cash from operations was impacted by an increase in receivables due from affiliated dental groups of $1,756,000 in 2001 as compared to a decrease of $1,195,000 in 2002.

For the nine months ended September 30, 2001 and 2002, cash used in investing activities amounted to $7,393,000 and $9,881,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $1,079,000 and $6,193,000 for the first nine months of 2001 and 2002, respectively. Cash used for capital expenditures was $5,807,000 and $3,218,000 for the first nine months of 2001 and 2002, respectively. Capital expenditures for the first nine months of 2001 included costs associated with the development of three new dental facilities and the relocation and expansion of eight dental facilities. Capital expenditures for the first nine months of 2002 included costs associated with the development of a new facility and the relocation and expansion of seven dental facilities and one administrative office. Although we expect to continue to make meaningful capital expenditures, we do not expect capital expenditures in 2002 to continue at the same levels as 2000 and 2001.

For the nine months ended September 30, 2001, cash provided by financing activities amounted to $452,000. For the nine months ended September 30, 2002, cash used for financing activities amounted to $3,209,000. Cash provided by financing activities in 2001 resulted from net borrowings under our revolving line of credit of $1,750,000, proceeds from the issuance of Common Stock for the employee stock purchase plan of $283,000, proceeds from the issuance of Common Stock for stock options exercised of $88,000, offset by the repayment of indebtedness of $1,039,000 and the repurchase of 112,500 shares of our Common Stock for $630,000. Cash used for financing activities in 2002 resulted from repayments of our revolving line of credit of $2,335,000 and the repayment of certain indebtedness of $1,182,000, offset by the proceeds from the issuance of Common Stock for the employee stock purchase plan of $239,000 and proceeds from the issuance of common stock for stock options exercised of $69,000.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

In July 2000, we amended our existing revolving line of credit, increasing the total available amount from $50 million to $75 million. The credit facility is being used for general corporate purposes including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited by an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of September 30, 2002 was $47,822,000. The unused balance at September 30, 2002 was $27,178,000 and based on covenants of the credit facility $10,070,000 was available for borrowing.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of September 30, 2002, 679,878 shares and $20,110,900 of notes remain available for issuance under this Shelf Registration Statement.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental groups, intangible assets, income taxes and any potential future impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

•
Valuation of receivables due from affiliated dental groups.    The Company’s carrying amount of receivables due from affiliated dental groups requires management to assess the collectibility of our affiliates’ service fees. We review the cash flows and economic viability of the dentist-owned Professional Corporations (PC’s) when assessing the collectibility of our receivables. We have not recorded any losses related to our historical experience with receivables due from affiliated dental groups.

•
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

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Management performs an impairment test on goodwill and indefinite lived intangibles on an annual basis. We determine impairment by comparing the fair value to the carrying value of the reporting units. We allocate a portion of Corporate’s assets and liabilities to the reporting units when determining their carrying value, primarily our revolving line of credit, subordinated debt and deferred payments. We determine the fair value of each reporting unit by using the forecasted contribution margin of the reporting unit and multiply it by historical purchase multiples. If impairment were determined, we would make the appropriate adjustment to goodwill or the indefinite lived intangible assets to reduce the asset’s carrying value.

Management performs an impairment test on definite lived intangibles when facts and circumstances exist which would suggest that the definite lived intangibles may be impaired (loss of key personnel, change in legal factors, competition, etc.). We review the cash flows and projected revenue streams when performing the impairment test on definite lived intangible assets. If impairment were determined (aggregate undiscounted net cash flows were less than the carrying value of definite lived intangible assets), we would make the appropriate adjustment to the definite lived intangible assets to reduce the asset’s carrying value to fair value.

We have not recorded any impairment charges or write-downs related to our historical experience with goodwill and other intangible assets.

•
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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No.146. The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its financial statements.

AMERICAN DENTAL PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks’ margin will initially increase by 1.00% from prior levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2002 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $478,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk, and we are not party to any interest rate risk management transactions.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to completion of the evaluation.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

None.

(b)    Reports on Form 8-K

During the three-month period ended September 30, 2002, the Company filed one report on form 8-K.

The dates of the report and information is as follows:

Date of Report	Information Reported
August 12, 2002	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 12, 2002	/s/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

November 12, 2002	/S/ BREHT T. FEIGH
Breht T. Feigh Vice President, Chief Financial Officer and Treasurer (principal financial officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Gregory A. Serrao, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American Dental Partners, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Breht T. Feigh, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American Dental Partners, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ BREHT T. FEIGH
Breht T. Feigh Chief Financial Officer and Treasurer