Form 10-K
period 2002-12-31
AMERICAN DENTAL PARTNERS INC
filed 2003-03-20
CIK 1028087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                   For the fiscal year ended December 31, 2002

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

                         American Dental Partners, Inc.
                         201 Edgewater Place, Suite 285
                         Wakefield, Massachusetts 01880
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    YES  ____ NO
                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) [_]

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $63,803,810 on June 30, 2002, based on the closing price of such stock, as reported on the NASDAQ National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 14, 2003 was 7,268,782.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive 2003 Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

================================================================================

                         AMERICAN DENTAL PARTNERS, INC.
                                      INDEX

                                                                                     Page
                                                                                     ----
Information Regarding Forward-looking Statements ...................................    3

PART I.

Item 1.    Business ................................................................    3

Item 2.    Properties ..............................................................   13

Item 3.    Legal Proceedings .......................................................   13

Item 4.    Submission of Matters to a Vote of Security Holders .....................   13

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...   14

Item 6.    Selected Financial Data .................................................   15

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations ........................................................   16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..............   24

Item 8.    Financial Statements and Supplementary Data .............................   25

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ................................................   47

PART III.

Item 10.   Directors and Executive Officers of the Registrant ......................   48

Item 11.   Executive Compensation ..................................................   48

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..........   48

Item 13.   Certain Relationships and Related Transactions ..........................   48

Item 14.   Controls and Procedures .................................................   48

PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .........   49

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

                                     PART I

ITEM 1.  BUSINESS

Overview

     American Dental Partners, Inc. ("ADPI") is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group's growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2002, we were affiliated with 22 dental groups, comprising 383 dentists practicing in 168 locations in 16 states.

Dental Care Industry

     The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care are projected to be approximately $68 billion in 2002 and will reach approximately $100 billion by 2010. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

       . increased prevalence of dental benefits offered by employers, including indemnity insurance plans, preferred provider organization ("PPO") plans, network referral plans and, to a lesser extent, capitated managed care plans;

       . increased demand for dental care as a result of the aging population and a greater percentage of the population retaining its dentition; and

       . increased demand for aesthetic dental procedures as a result of an increasing awareness of personal appearance.

     We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, including dental management service organizations. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

     Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one or two dentists. Although the provision of dental care remains highly fragmented, the trend towards group practice is growing. According to the American Dental Association ("ADA"), in 1999, approximately 14% of the 153,000 dentists in the United States were practicing in a group setting of three or more. We believe the trend towards the delivery of dental care in the group practice setting will continue as a result of high educational debt levels and a change in gender profile of graduating dentists.

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

     Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third party payors for dental care. These third party payors offer indemnity insurance, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under network referral plans, full reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some level of reimbursement is provided by the payor to the participating dentist.

     The National Association of Dental Plans ("NADP") estimated that 162 million people, or 57% of the population of the United States, were covered by some form of dental care plan in 2000. This compares with 133 million people, or 52% of the population, in 1997 and 96 million people, or 41% of the population, in 1990. Of the 162 million people with coverage, 34% were covered by PPO plans, 37% by indemnity insurance plans, 13% by dental referral plans, and 16% by capitated managed care plans. The remaining 43% of the population in 2000 did not have dental benefit coverage. We believe that the number of people with dental benefits will continue to increase and that the majority of this growth will be in PPO plans. For instance, according to the NADP, the number of people covered by PPO plans increased from 16 million in 1995 to 54 million in 2000, representing a 28% compound annual growth rate.

     We believe that the increased complexity of managing and operating dental practices has led dental groups to seek a business partner that can provide management expertise and capital support, allowing them to focus on the clinical aspects of dentistry.

Business Objective and Strategy

     Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources and support to each of our affiliated dental groups in order that they may become the market leading, high quality dental group of each of their respective communities. We believe the core attributes of such a leading dental group include the following: (i) common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities,
(v) advanced information systems and (vi) qualified local management team with well-defined responsibilities and accountability.

     In executing our strategy, we assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully, we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary dental activities. As an example, we expanded our procurement capabilities in 2002 with the acquisition and integration of two dental labs.

     Successful execution of our strategy will result in growth from the following areas: (i) assisting our current affiliated dental groups to increase their market presence, (ii) completing additional affiliations with dental groups in attractive new markets and (iii) adding additional capabilities or resources to our service offering. We are constantly discussing potential affiliations with dental groups and acquisition of companies that would expand our business capabilities and that provide attractive returns on invested capital. Although we have completed many affiliations and acquisitions since November 1996, there can be no assurance that additional affiliation or acquisitions candidates can be identified or that they can be consummated or successfully integrated into our operations. While we are continually evaluating new affiliation or acquisition opportunities, it is expected that the number of new affiliations and acquisitions over the next twelve months will be at levels we have achieved during the past two years rather than the overall pace since our founding. As a result, we expect our growth to come from our existing affiliates.

Affiliation Philosophy

     We believe that dental care is an important part of an individual's overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a group dental practice. Consequently, dental groups are affiliating with dental management service organizations that can manage the non-clinical aspects of dentistry and provide the business skills that can improve operating performance.

     We believe that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, we operate our business in a decentralized manner, and each affiliated dental group maintains its local identity and operating philosophy. In each affiliation, we strive to maintain the local culture of the affiliated group, and we encourage it to retain the name of the practice, continue its presence in community events, maintain its relationship with patients and local dental benefit providers and maintain and strengthen the existing management organization.

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

     We believe the core values of a business partnership are shared governance and shared financial objectives and have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliate and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the dental group.

Affiliated Dental Groups

     From November 1996 (the date of our first affiliation) through December 31, 2002, we completed 47 affiliation transactions, comprising 22 dental groups in 16 states. The following table lists our affiliates at December 31, 2002:

                                                                                              Dental Services /(1)/
                                                                            --------------------------------------------------------
                                                                                     Endon-    Oral  Ortho-  Pedod- Period- Prostho-
Affiliate                             State          Facilities Operatories General dontics  Surgery dontics ontics ontics  dontics
---------                             -----          ---------- ----------- ------- -------  ------- ------- ------ ------  -------
1st Advantage Dental                  Massachusetts       3          22        X
1st Advantage Dental                  New York            8          61        X       X        X       X              X
1st Advantage Dental                  Vermont             3          17        X
American Family Dentistry             Tennessee           8          43        X
Associated Dental Care Providers (2)  Arizona             9          77        X                        X
Chestnut Hills Dental                 Pennsylvania        8          58        X                X       X
Dental Arts Centers                   Virginia            2          48        X       X        X       X       X      X       X
Dental Care of Alabama                Alabama             3          28        X                X       X       X
Family Care Dental Centers (2)        Wisconsin           4          34        X       X        X       X       X      X
Greater Maryland Dental Partners      Maryland            4          61        X                X       X       X      X
Lakeside Dental Care                  Louisiana           2          33        X                        X              X
Longhorn Dental Associates (2)        Texas              10          70        X                X       X
Northpark Dental Group (2)            Wisconsin          14         139        X       X                X       X      X
Northpoint Dental Group (2)           Wisconsin           2          30        X                        X              X
Oklahoma Dental Group                 Oklahoma            6          55        X       X                X
Orthodontic Care Specialists (2)      Minnesota          19         100                                 X
Park Dental (2)                       Minnesota          30         278        X       X        X               X      X       X
Riverside Dental Group                California          5         100        X       X        X       X       X      X
TSC Dental Centers                    Texas               5          42        X
University Dental Associates (3)      North Carolina     11          91        X                X       X
Western New York Dental Group         New York            8          43        X                        X              X
Wilkens Dental Group (2)              Wisconsin           4          32        X
                                                      -----      ------
                                                        168       1,462
                                                      =====      ======

(1) Services provided by specialists who are board-certified or board-eligible.
(2) Accredited by the Accreditation Association for Ambulatory Health Care ("AAAHC").
(3) University Dental Associates' dental residency program is accredited by the American Dental Association and Winston-Salem practices are accredited by the AAAHC.

Operations

     Operating Structure

     We operate under a decentralized organizational structure. Within a dental practice location, where permitted by applicable state law, we generally employ the hygienists, dental assistants and administrative staff. At each dental practice, a practice manager typically oversees the day-to-day business operations. The practice manager and administrative staff are responsible for, among other things, facility staffing, patient scheduling, on-site patient billing and ordering office and dental supplies.

     We have regional management teams that supervise the operations of one or more affiliates. These teams provide support in areas such as recruiting, hiring and training practice staff; developing and implementing operating policies and procedures; administering employee benefits and processing payroll; maintaining information systems; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As our smaller affiliates grow in size, they may add local resources and assume some or all of the support functions provided by regional management teams.

     Each regional management team reports to one of our operating vice presidents. An operating vice president is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple markets. Each operating vice president participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has management oversight responsibilities. The operating vice presidents are responsible for overseeing the development of annual operating plans and monitoring actual results.

     On a national level, we support our affiliates in several ways. We assist with:

       . sharing best clinical practices through our National Professional
         Advisory Forum;
       . preparing for survey by the Accreditation Association for Ambulatory
         Health Care;
       . developing training programs for practice managers and administrative staff;
       . designing, locating and leasing new dental facilities;
       . evaluating capacity, utilization and productivity of dental facilities; . evaluating and negotiating dental benefit provider contracts;
       . evaluating and negotiating local practice affiliations;
       . developing and implementing accounting and financial planning systems; . developing and implementing practice management and other information systems; and
       . negotiating and administering employee benefit plans.

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

     National Professional Advisory Forum

     We have organized the National Professional Advisory Forum ("NPAF") to provide guidance to our affiliated dental groups with respect to the clinical aspects of dentistry. Leading dentists from our affiliated dental groups are selected to participate in the NPAF. The NPAF meets on a regional basis and a national basis each year and provides a forum for dentists to share the best clinical practices of their respective dental groups and an opportunity for them to build professional relationships with other dental groups affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be with other professional organizations. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides our management an opportunity to continue to build strong, mutually beneficial partner relationships with our affiliated dental groups.

     Accreditation Association for Ambulatory Health Care

     We have selected the Accreditation Association for Ambulatory Health Care ("AAAHC") as means for advancing the quality initiatives of our affiliated dental groups. The AAAHC is a peer-based, not for profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients' rights, governance, clinical records, professional development and quality management and improvement. We work with our affiliates to achieve accreditation and, depending on the level of development and organization of the affiliate, achieving accreditation can take several years of preparation. Currently, nine of our affiliated dental groups have achieved accreditation status from the AAAHC.

     Service Excellence Training

     We believe quality of care encompasses more than technical dental quality. It also includes the level of service provided. We have devoted significant resources to develop an innovative, proprietary service excellence training program. The program is modular and breaks down patient service into components, such as telephone etiquette, the patient arrival/departure experience, communicating with patients, listening to patients, service recovery and managing unhappy patients. We assist our affiliated dental groups in selecting a local person who is responsible for implementing and maintaining the service excellence program. Once implemented, our affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group.

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

                                              2000       2001        2002
                                              ----       ----        ----
          Fee-for-service                      46%        47%         45%
          PPO plans                            21%        25%         29%
          Capitated managed care plans         33%        28%         26%

     In today's dental economy, many of our affiliated dental groups are challenged with strong patient demand and fluctuations in labor markets. This combination can create a challenging practice environment which negatively impacts staff retention. Given these dynamics, in selected markets, our affiliated dental groups have been realigning their reimbursement mix away from deeply discounted dental benefit plans. This has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third party payor contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Facilities Development and Management

     We believe an inviting professional environment is a critical aspect of overall patient satisfaction. Each of our facilities is constructed to be warm, attractive and inviting to the patients in addition to being highly functional. Our dental facilities typically have eight to ten operatories and accommodate general and specialty dentists, hygienists and dental assistants, a practice manager and a receptionist. Generally, our facilities are either stand alone or located within a professional office building or medical facility.

     We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary based on capacity and utilization analyses.

     We use architectural design services to improve the facility design process and to ensure that all facilities are properly constructed and meet the standards set forth by the AAAHC, Occupational Safety and Health Administration and Americans with Disabilities Act. To this end, we work with each affiliated dental group to establish a defined set of standards which are consistent with the desires of the dental group. We believe such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced staff and dentist productivity.

     Financial Planning and Financial Information System

     We assist each affiliate with financial planning. Together with each affiliate, we develop on an annual basis a strategic plan for increased market penetration. We then jointly develop an operating plan which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved, we measure the financial performance of each affiliated dental group on a monthly basis and compare actual performance to plan.

     Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all of our affiliated dental groups.

     Practice Management Systems

     We use various dental practice management software systems to facilitate patient scheduling, to bill patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, and it has been used and continuously enhanced at Park Dental since 1987. We believe that Comdent's scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large, multi-site dental groups. We are actively converting our affiliates to Comdent, a proprietary practice management system. We are currently in the process of reengineering Comdent to include expanded clinical, managerial and financial capabilities. This enhanced Comdent system is targeted for completion in 2005. There can be no assurance, however, that we will be successful in converting all of our affiliated dental groups to Comdent or that the system will be successfully enhanced by the targeted date.

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

     As mandated by the service agreement, we and each PC establish a joint policy board which is responsible for developing and implementing management and administrative policies for the group. The joint policy board consists of an equal number of representatives designated by us and the PC. The joint policy board members designated by the PC must be licensed dentists employed by the PC. The joint policy board's responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities, all annual capital and operating plans, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services, and staffing plans regarding provider and support personnel for the dental group. The joint policy board also reviews and monitors the financial performance of the PC with respect to the attainment of the PC's financial goals. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the PC. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships between the PC and dental benefit providers. However, the PC representatives on the policy board control decisions relating to the provision of dental care, including clinical decisions, recruitment of dentists and other licensed dental personnel and unlicensed dental assistants, patient fee schedules and dental benefit plan provider contracts.

     The PC reimburses us for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for business services and capital provided. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group in a formal financial planning process. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, we bill patients and third party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority:

       . reimbursement of expenses incurred in connection with the operation and administration of the dental facilities;
       . repayment of advances, if any, made by us to the PC;
       . payment of the monthly fee;
       . payment of provider expenses; and
       . payment of the additional variable fee, as applicable.

     Each of our current service agreements is for an initial term of 40 years and automatically renews for successive five-year terms, unless terminated by notice given at least 120 days prior to the end of the initial term or any renewal term. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as our dissolution, bankruptcy, liquidation, or our failure to perform our material duties and obligations under the service agreement. In the event a service agreement is terminated, the related affiliated dental practice is generally required to purchase, at our option, the unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated PC.

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

Competition

     The dental services industry is highly competitive and is expected to become more competitive. Our affiliates compete with other dental groups and individual dentists in their respective markets. We compete with more than ten other companies that provide business services to dentists and dental groups through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dental groups are their affiliation methods and models, the number and reputation of their existing affiliates, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems, their operating methods and access to capital. We believe that we compete effectively with other companies that provide business services to dental groups with respect to these factors.

Government Regulation

     General

     The practice of dentistry is highly regulated, and our operations and those of our affiliated dental group practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new markets. There can be no assurance that the regulatory environment in which we and our affiliated dental groups operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and our affiliated dental groups obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws.

     State Regulation

     Each state imposes licensing and other requirements on dentists. Except for Wisconsin, the laws of the states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as American Dental Partners, from practicing dentistry, from employing dentists and, in certain circumstances, dental assistants and dental hygienists, or from exercising control over the provision of dental services. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or offices used in a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

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

     Federal Regulation

     The dental industry is also regulated at the federal level to the extent that dental services are reimbursed under federal programs. Participation by the affiliated dental groups and their dentists in such programs subjects them, and potentially us, to significant regulation regarding the provision of services to beneficiaries, submission of claims and related matters, including the types of regulations discussed below. Violation of these laws or regulations can result in civil and criminal penalties, including possible exclusion of individuals and entities from participation in federal payment programs.

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

     Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Insurance

     We maintain insurance coverage that we believe is appropriate for our business, including property-casualty, business interruption for certain practice locations and general liability, among others. In addition, our affiliated dental groups are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverage will continue to be available in adequate amounts or at a reasonable cost in the future.

Employees

     As of December 31, 2002, we employed 1,546 people. This included 668 hygienists and dental assistants and 878 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 383 dentists, as well as 256 hygienists and dental assistants located in states which prohibit our employment of dental assistants and/or hygienists, all of whom were employees or independent contractors of their respective affiliated PCs. We consider our relations with our employees to be good.

Available Information

     We make available, free of charge, through our website (www.amdpi.com), our Annual Report or Form 10-K, Quarterly Reports or Form 10-Q, current reports or Form 8-K, all amendments to these reports, and other filings with the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after they are filed with the SEC.

Executive Officers of the Registrant

     The following table sets forth information concerning each of our executive officers:

            Name                    Age                     Position
            ----                    ---                     --------
     Gregory A. Serrao ...........  40     Chairman, President and Chief Executive Officer
     Frank J. D'Allaird, D.D.S ...  59     Senior Vice President - Regional Operations
     Joseph V. Errante, D.D.S ....  47     Senior Vice President - Business Development
     Paul F. Gill ................  57     Senior Vice President - Regional Operations
     Michael J. Vaughan ..........  49     Senior Vice President - Chief Operating Officer
     Ian H. Brock ................  33     Vice President - Finance
     Karen M. Choi ...............  46     Vice President - Human Resources
     Robert A. Duncan ............  55     Vice President - Information Services
     Breht T. Feigh ..............  36     Vice President - Chief Financial Officer and Treasurer
     Jesley C. Ruff, D.D.S .......  48     Vice President - Chief Professional Officer
     Peter G. Swenson ............  31     Vice President - Market Development

The executive officers are elected annually by the Board of Directors.

     Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. ("Cardinal Health"). From 1991 to 1992, Mr. Serrao served as Vice President - Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its healthcare investment banking group and specialized in mergers, acquisitions and public equity offerings.

     Dr. D'Allaird has served as our Senior Vice President - Regional Operations since August 2002. In January 2000, Dr D'Allaird founded 1/st/ Advantage Dental Management, LLC and served as its President and CEO until its acquisition by the Company in August 2002. From 1986 to 1999, Dr. D'Allaird served as Dental Director for Community Health Plan and its successor Kaiser Permanente in New York, Massachusetts and Vermont. Dr. D'Allaird began his career in dentistry with eight years in private practice near Albany, NY.

     Dr. Errante has served as our Senior Vice President - Business Development since January 2000. From November 1998 through December 1999, Dr. Errante served as Senior Vice President - Regional Operations. From January 1996 to October 1998, Dr. Errante served as Chief Executive Officer of Innovative Practice Concepts, Inc. (which we acquired in January 1998). From January 1996 to January 1998, Dr. Errante also served as Chairman of Associated Dental Care Providers, P.C., one of our affiliated dental groups, which he co-founded in 1985. From 1992 to 1996, Dr. Errante served as Chief Executive Officer and Chairman of Associated Companies, Inc., the management company that operated Associated Health Plans, Inc. ("AHP"), a managed care dental plan in Arizona. From 1985 to 1992, Dr. Errante served as the Dental Director for AHP. Dr. Errante is currently the Immediate Past President of the American Academy of Dental Group Practice ("AADGP") and sits on the Managed Care Dental Advisory Board to Proctor and Gamble.

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

     Mr. Vaughan has served as our Senior Vice President - Chief Operating Officer since October 2001. From January 2001 to September 2001, Mr. Vaughan served as Senior Vice President - Regional Operations. From January 2000 to December 2000, Mr. Vaughan served as Vice President - Operations. From 1996 to 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution's Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC in various sales management positions.

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

     Ms. Choi has served as our Vice President - Human Resources since October 2002. From March 2001 to August 2002, Ms. Choi served as Director of Human Resources, North America of SchlumbergerSema Telecoms. From January 2000 to March 2001, Ms. Choi served as Senior Director of Human Resources for Lycos. From 1994 to 2000, she served as Director of Human Resources, NorthEast Region for SmithKline Beecham Clinical Laboratories.

     Mr. Duncan has served as our Vice President - Information Services since July 2002. From 1998 to 2002, Mr. Duncan served as Vice President of Information Technology Services for National City Bank of Minneapolis. From 1995 to 1998, Mr. Duncan served as Manager of Distributed Computing Services for Alltel Information Services. From 1992 to 1995, Mr. Duncan served as Manager of Technical Support for American Bank, N.A. From 1985 to 1992, Mr. Duncan served as Assistant Vice President of Support Services for First Banks Systems, now US BancCorp.

     Mr. Feigh has served as our Vice President - Chief Financial Officer and Treasurer since January 2001, served as Vice President - Strategic Initiatives from January 2000 to December 2000 and was Director - Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in the healthcare mergers and acquisition group of Robertson, Stephens & Company from 1996 to 1997. From 1994 to 1996, he was employed in the Latin American investment banking group of ING Barings, and from 1989 to 1993, he was employed in the health care investment banking group of Dean Witter Reynolds, Inc.

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

     Mr. Swenson has served as our Vice President - Market Development for the Company since January 2000. Mr. Swenson was Director - Market Development from January 1998 to December 1999 and Director - Facility Development from January 1997 to December 1997. From April 1994 to December 1996, Mr. Swenson was Manager
- Facilities Development of Park Dental, one of our affiliated dental groups. Mr. Swenson is the son of one of the Company's Board of Directors.

ITEM 2.  PROPERTIES

     We lease most of our dental facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of December 31, 2002, we owned or leased 168 dental facilities, two dental lab facilities, 14 local management offices and our corporate office. Our corporate office is located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts, in approximately 8,300 square feet occupied under a lease which expires in March 2007. The Company considers that its properties are in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.

     In 2002, our dental facilities operated at levels of utilization which varied from affiliate to affiliate, but overall were satisfactory. The majority of our dental facilities have excess capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. Our affiliated PC's and the dentists and independent contractors employed or retained by them are from time to time subject to professional liability or other claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


Market Information, Holders and Dividends

     Our Common Stock is traded on the NASDAQ National Market system under the symbol "ADPI". The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2001 and 2002:

                                                           High        Low
                                                           ----        ---
          2001
          ----
          1st Quarter ............................      $  11.500    $ 6.688
          2nd Quarter ............................      $   8.750    $ 3.740
          3rd Quarter ............................      $   7.950    $ 4.300
          4th Quarter ............................      $   8.200    $ 4.360

                                                           High        Low
                                                           ----        ---
          2002
          ----
          1st Quarter ............................      $  10.500    $ 6.300
          2nd Quarter ............................      $   9.990    $ 8.410
          3rd Quarter ............................      $   9.291    $ 8.110
          4th Quarter ............................      $   9.450    $ 8.440


     As of March 14, 2003, there were approximately 42 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

Summary of Equity Plans

     See Item 12 of Part III for a summary of equity plans as of December 31, 2002.

Recent Sales of Unregistered Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

                                                                             Years Ending December 31,
                                                         -------------------------------------------------------------------
                                                             1998          1999          2000          2001          2002
                                                             ----          ----          ----          ----          ----
Consolidated Statement of Operations Data:
Net revenue (1) ........................................   $ 81,319      $112,295      $137,702      $141,552      $146,810

Operating expenses (1):
     Salaries and benefits .............................     40,419        52,360        62,193        64,483        65,762
     Lab fees and dental supplies ......................     10,796        15,866        21,078        22,681        24,164
     Office occupancy ..................................      7,635        11,321        14,784        16,669        18,314
     Other operating expenses ..........................      6,840         9,235        10,990        12,370        13,094
     General corporate expenses ........................      3,951         4,814         5,364         5,660         5,859
     Depreciation ......................................      2,495         3,642         4,708         5,088         4,990
     Amortization of goodwill and intangible assets ....      2,085         3,016         3,822         3,955         4,047
     Special charges ...................................          -             -             -           844           (26)
                                                           --------      --------      --------      --------      --------
          Total operating expenses .....................     74,221       100,254       122,939       131,750       136,204
                                                           --------      --------      --------      --------      --------
Earnings from operations ...............................      7,098        12,041        14,763         9,802        10,606
     Interest expense, net .............................      1,085         1,877         4,378         4,295         2,947
                                                           --------      --------      --------      --------      --------
Earnings before income taxes ...........................      6,013        10,164        10,385         5,507         7,659
     Income taxes ......................................      2,127         4,151         4,216         2,236         2,952
                                                           --------      --------      --------      --------      --------
     Net earnings ......................................   $  3,886      $  6,013      $  6,169      $  3,271      $  4,707
                                                           ========      ========      ========      ========      ========
Net earnings per common share (2):
     Basic .............................................   $   0.66      $   0.80      $   0.87      $   0.46      $   0.65
     Diluted ...........................................   $   0.57      $   0.78      $   0.84      $   0.45      $   0.63
Weighted average common shares outstanding (2):
     Basic .............................................      5,907         7,513         7,119         7,183         7,222
     Diluted ...........................................      6,867         7,745         7,320         7,343         7,451

                                                                                   December 31,
                                                         -------------------------------------------------------------------
                                                             1998          1999          2000          2001          2002
                                                             ----          ----          ----          ----          ----
Consolidated Balance Sheet Data:
Cash and cash equivalents ..............................   $  2,420      $  2,325      $    472      $  1,540      $    844
Working capital ........................................     (2,725)           22         4,063         9,123         6,344
Total assets ...........................................     79,441       119,416       141,814       144,335       145,015
Long-term debt, excluding current maturities ...........      9,980        40,249        55,330        54,840        49,677
Total stockholders' equity .............................     48,305        52,229        58,486        61,776        66,916

Statistical Data (end of period):
Number of states .......................................          8            12            14            14            16
Number of affiliated dental groups .....................         13            18            19            19            22
Number of dental facilities ............................        103           134           156           154           168
Number of operatories (3) ..............................        830         1,193         1,397         1,360         1,462
Number of affiliated dentists (4) ......................        231           324           373           358           383

_____________
(1) In the third quarter of 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company has reclassified net revenue and salaries and benefits for all periods presented. Net income was not impacted by this reclassification. The amounts reclassified for 1998, 1999, 2000 and 2001 were $2,771,000, $5,057,000, $5,942,000 and $5,858,000, respectively.
(2) Net earnings per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.
(3) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(4) Includes full-time equivalent general dentists employed by the PCs and full-time equivalent specialists, some of whom are independent contractors to the PCs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     American Dental Partners, Inc. ("ADPI") is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group's growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2002, we were affiliated with 22 dental groups, comprising 383 dentists practicing in 168 locations in 16 states.

Affiliation and Acquisition Summary

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

     During 2000, 2001 and 2002, we completed nine, three and four transactions in which we acquired non-clinical dental assets, respectively, and simultaneously entered into 40-year service agreements in three of these transactions (the assets of 13 of the transactions were combined with existing affiliated dental groups). In total, these 16 affiliations resulted in the addition of 33 dental facilities and 238 operatories. In addition during 2002, we acquired the outstanding stock of a dental laboratory and selected assets of a second laboratory. See Note 5 of "Notes to Consolidated Financial Statements" for further information on acquisitions and affiliations. While we are continually evaluating new affiliation or acquisition opportunities, we expect that the number of new affiliations over the next twelve months will be at levels we have achieved during the past two years rather than the overall pace since our founding. As a result, we expect our growth to come primarily from our existing affiliates.

Affiliate Adjusted Gross Revenue, Net Revenue and Total Revenue

     Affiliate Adjusted Gross Revenue and Payor Mix

     We do not own nor control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated dental groups for the year ended December 31, 2002 was approximately 45% fee-for-service, 29% PPO plans and 26% capitated managed care plans.

     The PCs reimburse us for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for business services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses. See "Business--Operations--Operating Structure."

     After reimbursement of expenses and payment of service fees to the Company, the amounts retained by the PCs include compensation of dentists and in certain states where the PCs must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees.

                                                                                  2000        2001        2002
                                                                                --------    --------    --------
     Adjusted gross revenue-affiliated dental groups (unaudited) .............  $194,572    $207,736    $217,020
     Amounts retained by affiliated dental groups (unaudited) ................    62,020      71,090      76,971
                                                                                --------    --------    --------
     Net revenue earned by the Company under service agreements ..............  $132,552    $136,646    $140,049
                                                                                ========    ========    ========

Net Revenue

      The Company's net revenue comprises fees earned under service agreements, fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

                                                                                  2000        2001        2002
                                                                                --------    --------    --------
     Net revenue earned under service agreements:
        Reimbursement of expenses ............................................  $ 98,939    $106,508    $109,000
        Business service fees ................................................    33,613      30,138      31,049
                                                                                --------    --------    --------
     Total net revenue earned under service agreements .......................   132,552     136,646     140,049
     Other revenue ...........................................................     5,150       4,906       6,761
                                                                                --------    --------    --------
     Total net revenue .......................................................  $137,702    $141,552    $146,810
                                                                                ========    ========    ========

     Fees earned under services agreements include reimbursement of expenses incurred by the Company on the behalf of the PCs in connection with the operation and administration of dental facilities and services fees charged to affiliated dental groups pursuant to the terms of the service agreements for business and management services provided by the Company. Under certain service agreements, the Company's service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC's adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company's service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company's service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental groups in a formal budgeting process.

     As part of the Company's objective of being the leading provider of services to dental group practices, we are continually expanding our resources and capabilities, including vertical integration of ancillary dental activities. The Company works with and receives fees from dental benefit providers on behalf of its affiliates to arrange programs for the provision of care to their patients. In 2002, the Company acquired two dental laboratories to expand its procurement capabilities. Although the dental laboratories continue to have revenue from unaffiliated dentists, the Company expects that the growth of both of these activities will come primarily from the growth of its affiliated dental groups.

     Total Revenue

     Although the Company does not own its affiliated PCs and, therefore, does not recognize revenue associated with providing care to patients in its financial statements, the expenses the Company incurs are related to supporting the provision of patient care. In order to analyze the Company's income statements, including growth in net revenue and operating expense trends, we believe that it is necessary to analyze total revenue, including the adjusted gross revenue of its affiliated dental groups and other revenues of the Company.

The following table sets forth for 2000, 2001 and 2002, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue for items in the Company's consolidated statements of income (in thousands):

                                                                                % of                   % of                   % of
                                                                               total                  total                  total
                                                                    2000      revenue      2001      revenue      2002      revenue
                                                                  ---------   -------  ---------     -------  ---------     -------
Adjusted gross revenue - affiliated dental groups (unaudited) ..  $ 194,572     97.4%  $ 207,736       97.7%  $ 217,020        97.0%
Other revenue ..................................................      5,150      2.6       4,906        2.3       6,761         3.0
                                                                  ---------   ------   ---------     ------   ---------     -------
Total revenue (unaudited) ......................................    199,722    100.0     212,642      100.0     223,781       100.0
    Amounts retained by affiliated dental groups (unaudited) ...     62,020     31.1      71,090       33.4      76,971        34.4
                                                                  ---------   ------   ---------     ------   ---------     -------
Net revenue ....................................................    137,702     68.9     141,552       66.6     146,810        65.6
   Salaries and benefits .......................................     62,193     31.1      64,483       30.3      65,762        29.4
   Lab fees and dental supplies ................................     21,078     10.6      22,681       10.7      24,164        10.8
   Office occupancy ............................................     14,784      7.4      16,669        7.8      18,314         8.2
   Other operating expenses ....................................     10,990      5.5      12,370        5.8      13,094         5.9
   General corporate expenses ..................................      5,364      2.7       5,660        2.7       5,859         2.6
   Depreciation expense ........................................      4,708      2.4       5,088        2.4       4,990         2.2
   Amortization of goodwill and intangible expenses ............      3,822      1.9       3,955        1.9       4,047         1.8
   Special charges .............................................          -        -         844        0.4         (26)          -
                                                                  ---------   ------   ---------     ------   ---------     -------
         Total operating expenses ..............................    122,939     61.6     131,750       62.0     136,204        60.9
                                                                  ---------   ------   ---------     ------   ---------     -------
   Earnings from operations ....................................     14,763      7.4       9,802        4.6      10,606         4.7
   Interest expense, net .......................................      4,378      2.2       4,295        2.0       2,947         1.3
                                                                  ---------   ------   ---------     ------   ---------     -------
   Earnings before income taxes ................................     10,385      5.2       5,507        2.6       7,659         3.4
   Income taxes ................................................      4,216      2.1       2,236        1.1       2,952         1.3
                                                                  ---------   ------   ---------     ------   ---------     -------
Net earnings ...................................................  $   6,169      3.1%  $   3,271        1.5%  $   4,707         2.1%
                                                                  =========   ======   =========     ======   =========     =======

Results of Operations

     Total Revenue (Unaudited)

     Total revenue increased 6.5% from $199,722,000 in 2000 to $212,642,000 in
2001 and 5.2% to $223,781,000 in 2002. The increase in 2001 was primarily the result of new affiliations offset by the disruption of business associated with the managed care contract terminations of 2001. Same affiliate growth was 3.3% in 2001 and excluding the effect of the managed care contract terminations was 5.2%. See Note 4 of "Notes to Consolidated Financial Statements" for further information on the managed care contract terminations. The increase in 2002 was primarily the result of new affiliations and the acquisition of dental laboratories offset by the disruption of business associated with the managed care contract terminations. Same affiliate growth was 1.7% in 2002 and excluding the effect of the managed care contract terminations was 6.1%.

     Amounts Retained by Affiliated Dental Groups (Unaudited)

     Amounts retained by affiliated dental groups increased 14.6% from $62,020,000 in 2000 to $71,090,000 in 2001 and 8.3% to $76,971,000 in 2002. The
increase in 2001 and 2002 was due to new affiliations, greater number of groups employing hygienists and/or dental assistants and increasing doctor compensation.

     Since 2000, we have entered into affiliation transactions with a number of dental practices located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the growth in demand for dental services exceeding the growth in the supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate. As a result of these two factors, the amounts retained by affiliated dental groups as a percentage of total revenue has increased from 31.1% 2000 to 33.4% in 2001 and 34.4% in 2002.

     Net Revenue

     Net revenue increased 2.8% from $137,702,000 in 2000 to $141,552,000 in
2001 and 3.7% to $146,810,000 in 2002. The increase in net revenue in 2001 was due to entering into service agreements in connection with affiliation transactions, along with same market growth from dental groups which were our affiliates during the entirety of 2000 and 2001. This was offset by the disruption and loss of business associated with contract terminations related to our affiliation with Associated Dental Care Providers, which resulted in a decrease in net revenue of $4,858,000 as compared to 2000. The increase in net revenue in 2002 was due to entering into service agreements in connection with affiliation transactions and revenues generated from two dental laboratories acquired during the year.

     Net revenue derived from our service agreement with Park Dental represented approximately 34%, 34% and 32% of our consolidated net revenue for 2000, 2001 and 2002, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of consolidated net revenue.

     Salaries and Benefits Expense

     Salaries and benefits expense includes costs for personnel working for us at the dental facilities as well as local and regional management. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental assistants and hygenists. The local and regional operating management teams supervise and support the staff at the dental facilities.

     Salaries and benefits expense as a percentage of total revenue decreased from 31.1% in 2000 to 30.3% in 2001 to 29.4% in 2002. The decreases were primarily related to the reduction in staff and administrative positions at two affiliates as a result of managed contract terminations during 2001. The reduction is partially offset by wage inflation. We expect salaries and benefits expense in 2003 to stay consistent as a percentage of total revenue as compared to 2002 due to a combination of increases in benefits costs offset by controlling the level of wage increases.

     The Company made payments to providers related to the arrangement of the provision of care to patients, which include payments made directly to the Company's affiliated dental groups. The Company made payments of $2,430,000, $2,616,000 and $2,456,000 during 2000, 2001 and 2002, respectively, of which
$857,000, $1,102,000 and $1,135,000 was paid to its affiliated dental groups.

     Lab Fees and Dental Supplies Expense

     Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue increased from 10.6% in 2000 to 10.7% in 2001 and 10.8% in 2002. The increases were due to price increases from certain lab and supply manufactures along with a change in mix of the type of procedures performed. We are continuing our efforts to offset dental supply manufacturer price increases with the economies of scale through our national dental supply purchasing and rebate programs.

     Office Occupancy Expense

     Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

     Office occupancy expense as a percentage of total revenue increased from 7.4% in 2000 to 7.8% in 2001 and 8.2% in 2002. The increases were primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations at three of our affiliates in 2001. In 2000, we added one new facility and relocated and/or expanded fifteen facilities. In 2001, we added three new facilities and relocated and/or expanded nine facilities. In 2002, we added one new facility and relocated and/or expanded ten facilities. This net investment in facilities increased our physical capacity to allow for future growth.

     We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities, resulting in similar expense as a percentage of total revenue in 2003. The excess capacity arising from the contract terminations will likely continue at Associated Dental Care Providers in the near future.

     Other Operating Expenses

     Other operating expenses include insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses increased as a percentage of total revenue from 5.5% in 2000 to 5.8% in 2001 to 5.9% in 2002. The increases were primarily due to the impact of the lost business associated with the managed care contract terminations in 2001 and 2002 and $147,000 of unusual expenses in 2001 related to costs associated with increased patient communications, deinstallation of certain computer equipment and the relocation of certain resource center personnel (see Note 4 to "Notes to Consolidated Financial Statements"). In 2003, other operating expense may increase due to increased insurance costs, however, we hope to offset these increases with continued management of discretionary spending.

     General Corporate Expenses

     General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue were 2.7% in 2000 and 2001 and 2.6% in 2002. General corporate expenses in 2001 included $192,000 of unusual expenses associated with the restructuring of management. These costs included separation and relocation of certain management personnel (see Note 4 to "Notes to Consolidated Financial Statements"). The level of general corporate expenses may continue to increase in the future as we continue to expand our management infrastructure.

     Depreciation

     Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facilities, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue was 2.4% in 2000 and 2001 and 2.2% in 2002. In 2002, we added one new facility and relocated and/or expanded ten facilities resulting in additional depreciation. This increase was offset by some of our assets becoming fully depreciated during the year, causing overall depreciation expense to decrease as a percentage of total revenue in 2002.

     We expect to continue to invest in the relocation and expansion of our physical capacity. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

     Amortization of Goodwill and Intangible Assets

     Amortization as a percentage of total revenue was 1.9% in 2000 and 2001, and decreased to 1.8% in 2002. Amortization in 2002 was impacted by the non-amortization of goodwill of $130,000, offset by amortization expense related to intangible assets recorded in connection with the seven affiliation transactions and two acquisitions completed in 2001 and 2002. Management continually evaluates the appropriateness of the useful lives of its intangible assets. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future acquisitions and affiliations.

     Special Charges

     Special charges represent a provision for costs associated with reductions in physical capacity at Associated Dental Care Providers and patient communications at Associated Dental Care Provider and Park Dental, as a result of the managed care contract terminations. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses. For further information on these special charges, see Note 4 to "Notes to Consolidated Financial Statements."

     Interest Expense, Net

     Net interest expense decreased from $4,378,000 in 2000 to $4,295,000 in 2001 to $2,947,000 in 2002. The decrease in 2001 was due to a lower overall interest rate, partially offset by twelve months of increased financing costs associated with amending our revolving credit facility in July 2000 compared to six months of financing costs in 2000. The decrease in 2002 was due to a lower overall interest rate and a lower average debt balance compared to the prior year.

     Income Taxes

     Our effective tax rate was approximately 40.6% for 2000 and 2001 and 38.5% in 2002. The effective tax rate in 2002 decreased from the 2001 rate primarily due to fluctuations in taxable income in various states in which we operate and the elimination of certain permanent differences between the financial statement and tax treatment of goodwill amortization. We anticipate that the effective tax rate for 2003 to be similar to the rate in 2002.

Liquidity and Capital Resources

     We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

     From January 1, 2001 through December 31, 2002, we completed four dental practice affiliations and acquired the outstanding stock of one dental laboratory and selected assets of a second dental laboratory for aggregate consideration of $7,483,000 in cash, $626,000 in subordinated promissory notes, $290,000 in deferred payments and a future contingent payment for one affiliation based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004.

     For the years ended December 31, 2001 and 2002, cash provided by operating activities amounted to $10,227,000 and $17,040,000, respectively. In 2001, cash from operations primarily resulted from net earnings after adding back non-cash items, partially offset by an increase in receivables due from affiliated dental groups, a decrease in accrued compensation and benefits accounts and payments of special charges of $892,000. The increase in receivables due from affiliated dental groups of $2,273,000 was caused by a shift in payor mix from capitated managed care plans to claims-based reimbursement and reduced profit from affiliates negatively impacted by the managed care contract terminations. In 2002, cash from operations primarily resulted from increased net earnings after adding back non-cash items and a decrease in receivables due from affiliated dental groups, partially offset by payments of special charges of $230,000. The decrease of $2,055,000 in receivables due from affiliated dental groups was due to stability in payor mix from the prior year and a reduction in patient receivables at our affiliated dental groups as a result of increased focus on receivables management.

     For the years ended December 31, 2001 and 2002, cash used in investing activities amounted to $8,360,000 and $12,415,000, respectively. Cash used for investing activities included cash for affiliations and capital expenditures. Cash used for affiliations, net of cash acquired, was $1,053,000 and $6,269,000 for 2001 and 2002, respectively. Capital expenditures were $6,801,000 and $5,607,000 for 2001 and 2002, respectively. Capital expenditures for 2001 included costs associated with the addition of three new dental facilities and the relocation and/or expansion of nine dental facilities, as compared to one new dental facility and the relocation and/or expansion of ten dental facilities in 2002. We expect that capital expenditures in 2003 to be higher than in past years due to the relocation of three dental facilities, combining our two dental laboratories into one new laboratory, expansion of several additional dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

     For the years ended December 31, 2001 and 2002, cash used for financing activities amounted to $799,000 and $5,321,000, respectively. Cash used for financing activities in 2001 resulted from the repayment of indebtedness of $1,656,000 and the repurchase of 112,500 shares of Common Stock for $630,000, offset by the net borrowings under our revolving line of credit of $1,100,000, proceeds from the issuance of Common Stock for the employee stock purchase plan and from stock option exercises of $283,000 and $104,000, respectively. Cash used for financing activities in 2002 resulted from the repayment of indebtedness of $1,906,000 and net repayments under our revolving line of credit of $3,827,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and from stock option exercises of $239,000 and $173,000, respectively.

     The Company has a $75 million credit facility that is being used for general corporate purposes, including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of December 31, 2002 was $46,330,000. The unused balance at December 31, 2002 was $28,670,000 and based on borrowing covenants $10,644,000 was available for borrowing.

     We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2002, 679,878 shares and $20,110,900 of notes remain available for issuance under this Shelf Registration Statement.

     Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Although we have affiliated with many dental practices since our initial affiliation in November 1996, there can be no assurance that future potential affiliations consummated can successfully be integrated into our operations. Historically, we have used a combination of cash, common stock and subordinated debt as consideration for past affiliations and acquisitions and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation or acquisition candidates are unwilling to accept our securities as consideration, we will continue to use cash resources to for future affiliations and acquisitions. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation and acquisition strategy will be modified. While we are continually evaluating new affiliation or acquisition opportunities, it is expected that the number of new affiliations and acquisitions over the next twelve months will be at levels we have achieved during the past two years rather than the overall pace since our founding. As a result, we expect our growth to come from our existing affiliates.

     Any excess cash will be used to reduce indebtedness or to repurchase Common Stock through our previously announced repurchase program, pursuant to which approximately $1,100,000 remains available to repurchase additional shares.

     We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next twelve months. Furthermore, we believe the amount available to borrow under our revolving credit facility covenant restrictions will increase throughout 2003.

     Contractual obligations payable or maturing in the following years as of December 31, 2002 (in thousands):

                                                                                                 2004 and    2006 and
                                                                        Total         2003         2005        2007      Thereafter
                                                                        -----         ----         ----        ----      ----------
     Long-term debt obligations ....................................  $  51,261    $   1,586    $  48,464    $     881    $     330
     Capital lease obligations .....................................          2            2            -            -            -
     Operating lease obligations ...................................     65,073       11,259       19,324       12,546       21,944
                                                                      ---------    ---------    ---------    ---------    ---------
     Total gross obligations .......................................    116,336       12,847       67,788       13,427       22,274
     Operating lease obligations to be reimbursed under
        service agreements .........................................    (62,431)     (10,417)     (18,215)     (12,043)     (21,756)
                                                                      ---------    ---------    ---------    ---------    ---------
     Total net obligations .........................................  $  53,905    $   2,430    $  49,573    $   1,384    $     518
                                                                      =========    =========    =========    =========    =========

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis management evaluates its estimates, including those related to carrying value of receivables due from affiliated dental groups, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations.

..    Valuation of receivables due from affiliated dental groups. The Company's carrying amount of receivables due from affiliated dental groups requires management to assess the collectibility of our business fees. Our fees are dependent on the collectibility of the PC's patient receivables, net of contractual adjustments and allowances for doubtful accounts.

     The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. In the event that final reimbursement differs from original estimates, adjusted gross revenue could increase or decrease in future periods.

     The affiliated dental groups provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision.

     We continuously assess the collectibility of patient receivables by reviewing contractual adjustments and allowances for doubtful accounts with the management of the PCs. In addition, we review the economic viability of the PCs based on actual and forecasted results. If a change in any of these factors results in a reduction of adjusted gross revenue in a future period, our ability to collect receivables due from affiliated dental groups could be impacted. Based upon our assessment of the PCs patient receivables and economic viability, we have not recorded any losses related to our receivables due from affiliated dental groups.

..    Goodwill and intangible assets. Our business acquisitions and affiliations typically result in goodwill and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

     As part of each acquisition and affiliation, we determine the amount of goodwill and intangible assets related to the transaction. In determining the amount of goodwill related to acquisitions and intangible assets related to service agreements with affiliated dental groups, we estimate the fair value of the assets acquired and liabilities assumed. In determining fair value, we review the balance sheet of the acquired company to ensure the reasonableness of the balances, including the collectibility of receivables, value of inventory on hand, replacement value and depreciable lives of property and equipment and appropriate level of accrued liabilities. In determining the amount of intangible assets related to customer relationships as part of an acquisition, we estimate future discounted cash flows based on many factors, including historical and projected revenue streams and operating margins and customer attrition rates. If the facts and circumstances change indicating that fair value of tangible net assets or intangible assets should change, future period results could be impacted.

     For definite-lived intangible assets, we evaluate the amortization period based on the facts and circumstances of each individual acquisition or affiliation. Our evaluation includes reviewing historical and projected operating results, dental benefit plan provider contracts, customer and patient stability and competition in the geographic area that we are entering, along with other relevant factors. The initial amortization period for definite-lived intangibles is generally 15 to 25 years. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

     Management performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We determine impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount reflecting our average cost of funds. If impairment were determined, we would make the appropriate adjustment to goodwill to reduce the asset's carrying value.

     Management performs an impairment test on definite lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired, such as loss of key personnel, change in legal factors or competition. We review the undiscounted net cash flows of the asset to the carrying value of the intangible asset. If impairment was determined, we would make the appropriate adjustment to the intangible assets to reduce the asset's carrying value to fair value.

     To date we have not recorded any impairment charges or write-downs of goodwill and intangible assets.

..    Income Taxes. Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required under the guidelines of Statement No. 109, "Accounting for Income Taxes."

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the adoption SFAS No. 145 will have a material impact on its consolidated financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No. 146. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

     In October 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 provides alternative transition methods for a voluntary change of accounting for stock-based employee compensation to the fair value method. Statement No. 148 also amends the disclosure requirements of Statement No. 123 in annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company's consolidated financial statements as of December 31, 2002 include the additional disclosures required by this statement.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, with disclosure requirements effective for interim or annual periods ending after December 15, 2002. This Interpretation is not expected to have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements" related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling financial interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks' applicable margins, ranging from 1.00% to 2.75% based upon our debt coverage ratio. As a result of amending our revolving credit facility in July 2000, the banks' margin increased by 1.00% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2002 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $463,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                        Page
                                                                                        ----

Consolidated Financial Statements

   Independent Auditors' Report .......................................................   26

   Consolidated Balance Sheets as of December 31, 2001 and 2002 .......................   27

   Consolidated Statements of Income for the Years Ended December 31, 2000,
      2001 and 2002 ...................................................................   28

   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2000, 2001 and 2002 ................................................   29

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
      2001 and 2002 ...................................................................   30

   Notes to Consolidated Financial Statements .........................................   31

Financial Statement Schedules

   Not applicable.

                          INDEPENDENT AUDITORS' REPORT

4
The Board of Directors
American Dental Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
February 25, 2003

                         AMERICAN DENTAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                               December 31,
                                                                          ----------------------
                                                                             2001         2002
                                                                             ----         ----
ASSETS
Current assets:
      Cash and cash equivalents .......................................   $   1,540    $     844
      Accounts receivable .............................................         250          824
      Receivables due from affiliated dental groups ...................      19,366       17,631
      Income taxes receivable .........................................         821           --
      Inventories .....................................................       1,816        1,963
      Prepaid expenses and other receivables ..........................       1,972        1,964
      Deferred income taxes ...........................................         486          624
                                                                          ---------    ---------
            Total current assets ......................................      26,251       23,850

Property and equipment, net ...........................................      29,605       31,925
                                                                          ---------    ---------
Non-current assets:
      Goodwill, net ...................................................       2,704        5,045
      Intangible assets, net ..........................................      85,146       83,575
      Other assets ....................................................         629          620
                                                                          ---------    ---------
            Total non-current assets ..................................      88,479       89,240
                                                                          ---------    ---------
            Total assets ..............................................   $ 144,335    $ 145,015
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................................   $   7,608    $   7,959
      Accrued compensation, benefits and taxes ........................       3,686        4,286
      Accrued expenses ................................................       3,981        3,675
      Accrued special charges .........................................         256           --
      Current maturities of debt ......................................       1,597        1,586
                                                                          ---------    ---------
            Total current liabilities .................................      17,128       17,506
                                                                          ---------    ---------
Non-current liabilities:
      Long-term debt ..................................................      54,840       49,677
      Deferred income taxes ...........................................      10,324       10,566
      Other liabilities ...............................................         267          350
                                                                          ---------    ---------
            Total non-current liabilities .............................      65,431       60,593
                                                                          ---------    ---------
            Total liabilities .........................................      82,559       78,099
                                                                          ---------    ---------

Stockholders' Equity:
      Preferred stock, par value $0.01 per share, 1,000,000 shares
        authorized, no shares issued or outstanding ...................          --           --
      Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,754,893 and 7,836,572 shares issued and
        7,172,393 and 7,254,072 shares outstanding ....................          78           78
      Additional paid-in capital ......................................      47,606       48,039
      Retained earnings ...............................................      17,966       22,673
      Treasury stock, at cost, 582,500 shares .........................      (3,874)      (3,874)
                                                                          ---------    ---------
            Total stockholders' equity ................................      61,776       66,916
                                                                          ---------    ---------
Commitments and contingencies

            Total liabilities and stockholders' equity ................   $ 144,335    $ 145,015
                                                                          =========    =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                                       Years Ended December 31,
                                                                               ----------------------------------------
                                                                                 2000           2001            2002
                                                                                 ----           ----            ----
Net revenue ...........................................................       $ 137,702      $ 141,552       $ 146,810

Operating expenses:
     Salaries and benefits ............................................          62,193         64,483          65,762
     Lab fees and dental supplies .....................................          21,078         22,681          24,164
     Office occupancy .................................................          14,784         16,669          18,314
     Other operating expenses .........................................          10,990         12,370          13,094
     General corporate expenses .......................................           5,364          5,660           5,859
     Depreciation .....................................................           4,708          5,088           4,990
     Amortization of goodwill and intangible assets ...................           3,822          3,955           4,047
     Special charges ..................................................              --            844             (26)
                                                                              ---------      ---------       ---------
          Total operating expenses ....................................         122,939        131,750         136,204
                                                                              ---------      ---------       ---------
Earnings from operations ..............................................          14,763          9,802          10,606
     Interest expense, net ............................................           4,378          4,295           2,947
                                                                              ---------      ---------       ---------
Earnings before income taxes ..........................................          10,385          5,507           7,659
     Income taxes .....................................................           4,216          2,236           2,952
                                                                              ---------      ---------       ---------
     Net earnings .....................................................       $   6,169      $   3,271       $   4,707
                                                                              =========      =========       =========

Net earnings per common share:
     Basic ............................................................       $    0.87      $    0.46       $    0.65
                                                                              ---------      ---------       ---------
     Diluted ..........................................................       $    0.84      $    0.45       $    0.63
                                                                              =========      =========       =========
Weighted average common shares outstanding:
     Basic ............................................................           7,119          7,183           7,222
                                                                              =========      =========       =========
     Diluted ..........................................................           7,320          7,343           7,451
                                                                              =========      =========       =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (in thousands)

                                                     Number of Shares
                                                     ----------------
                                                   Stock        Common              Additional             Treasury        Total
                                                   Common      Stock In    Common    Paid-in    Retained   Stock at    Stockholders'
                                                   Issued      Treasury    Stock     Capital    Earnings     Cost         Equity
                                                   ------      --------    -----     -------    --------     ----         ------
Balance at December 31, 1999 ...................     7,537       (430)   $     75   $ 46,584   $  8,526   $ (2,956)   $ 52,229
     Issuance of common stock for
        employee stock purchase plan ...........        64         --           1        375         --         --         376
     Repurchase of common stock ................        --        (40)         --         --         --       (288)       (288)
     Net earnings ..............................        --         --          --         --      6,169         --       6,169
                                                  --------   --------    --------   --------   --------   --------    --------
Balance at December 31, 2000 ...................     7,601       (470)         76     46,959     14,695     (3,244)     58,486
     Issuance of common stock for
        employee stock purchase plan ...........        62         --          --        283         --         --         283
     Issuance of common stock for
        exercised stock options, including
         tax benefit of $262 ...................        92         --           2        364         --         --         366
     Repurchase of common stock ................        --       (112)         --         --         --       (630)       (630)
     Net earnings ..............................        --         --          --         --      3,271         --       3,271
                                                  --------   --------    --------   --------   --------   --------    --------
Balance at December 31, 2001 ...................     7,755       (582)         78     47,606     17,966     (3,874)     61,776
     Issuance of common stock for
        employee stock purchase plan ...........        56         --          --        239         --         --         239
     Issuance of common stock for
        exercised stock options, including
         tax benefit of $21 ....................        26         --          --        194         --         --         194
     Net earnings ..............................        --         --          --         --      4,707         --       4,707
                                                  --------   --------    --------   --------   --------   --------    --------
Balance at December 31, 2002 ...................     7,837       (582)   $     78   $ 48,039   $ 22,673   $ (3,874)   $ 66,916
                                                  ========   ========    ========   ========   ========   ========    ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Years Ended December 31,
                                                                                -------------------------------------------
                                                                                    2000            2001          2002
                                                                                    ----            ----          ----
Cash flows from operating activities:
  Net earnings ...............................................................  $  6,169       $  3,271        $  4,707
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation .............................................................     4,708          5,088           4,990
    Amortization of goodwill and intangible assets ...........................     3,822          3,955           4,047
    Other amortization .......................................................       156            229             232
    Deferred income taxes ....................................................       183            685             147
    (Gain) loss on disposal of property and equipment ........................        (4)           147             (21)
    Changes in assets and liabilities, net of acquisitions and affiliations:
       Accounts receivable ...................................................        39            (18)            (11)
       Receivables due from affiliated dental groups .........................    (7,889)        (2,273)          2,055
       Other current assets ..................................................       717            (74)             32
       Accounts payable and accrued expenses .................................     2,026            109             (73)
       Accrued compensation, benefits and taxes ..............................       115           (879)            341
       Accrued special charges ...............................................         -            291            (256)
       Income taxes payable and receivable, net ..............................       161           (304)            850
                                                                                --------       --------        --------
          Net cash provided by operating activities ..........................    10,203         10,227          17,040
                                                                                --------       --------        --------

Cash flows from investing activities:
  Acquisitions and affiliations, net of cash acquired ........................   (14,912)        (1,053)         (6,269)
  Capital expenditures, net ..................................................    (9,391)        (6,801)         (5,607)
  Contingent and deferred payments ...........................................      (501)          (530)           (163)
  Proceeds from the sale of property and equipment ...........................       641              -               -
  Other ......................................................................    (1,088)            24            (376)
                                                                                --------       --------        --------
          Net cash used for investing activities .............................   (25,251)        (8,360)        (12,415)
                                                                                --------       --------        --------

Cash flows from financing activities:
  Borrowings under (repayments of) revolving line of credit, net .............    15,560          1,100          (3,827)
  Repayment of borrowings ....................................................    (1,645)        (1,656)         (1,906)
  Common stock issued for the employee stock purchase plan ...................       376            283             239
  Proceeds from the exercise of stock options ................................         -            104             173
  Repurchase of common stock .................................................      (288)          (630)              -
  Payment of debt issuance costs .............................................      (808)             -               -
                                                                                --------       --------        --------
          Net cash provided by (used for) financing activities ...............    13,195           (799)         (5,321)
                                                                                --------       --------        --------

Increase (decrease) in cash and cash equivalents .............................    (1,853)         1,068            (696)
Cash and cash equivalents at beginning of year ...............................     2,325            472           1,540
                                                                                --------       --------        --------
Cash and cash equivalents at end of year .....................................  $    472       $  1,540        $    844
                                                                                ========       ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net ................................  $  3,996       $  4,081        $  2,790
                                                                                ========       ========        ========
  Cash paid during the year for income taxes, net ............................  $  3,866       $  2,347        $  2,224
                                                                                ========       ========        ========

Acquisitions and affiliations:
  Assets acquired ............................................................  $ 17,714       $  1,149        $  8,281
  Liabilities assumed and issued .............................................    (2,802)           (96)         (1,851)
                                                                                --------       --------        --------
  Cash paid ..................................................................    14,912          1,053           6,430
  Less cash acquired .........................................................         -              -            (161)
                                                                                --------       --------        --------
          Net cash paid for acquisitions and affiliations ....................  $ 14,912       $  1,053        $  6,269
                                                                                ========       ========        ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2000, 2001 and 2002

(1) Description of Business

     American Dental Partners, Inc. (the "Company") was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with these affiliated dental groups. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2000 and 2001 in order to conform to the December 31, 2002 presentation.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's carrying amount of receivables due from affiliated dental groups requires management to make estimates and assumptions and affiliations regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

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

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

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

     During 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company reclassified the amounts reported in 2000 and 2001 to conform to the current year presentation. Net income was not impacted by this reclassification. The reclassification reduced revenue and salaries and benefits by $5,942,000 and $5,858,000 for the years ended December 31, 2000 and 2001 respectively.

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

     Goodwill and Intangible Assets

     Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company adopted as of January 1, 2002, we no longer amortize goodwill. This resulted in the reduction of amortization expense in 2002 of $130,000. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years, with accumulated amortization of $564,000 at December 31, 2001.

     Upon the adoption of SFAS No. 142, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. Currently, management performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company's average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset's carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2002.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

     Had the Company adopted SFAS No.142 as of January 1, 2000, the pro forma effects on net earnings and earnings per share for the Company for the years ended December 31, 2000 and 2001 is as follows (in thousands, except per share amounts):

                                                                                 2000               2001
                                                                                -----              -----
     Net earnings as reported                                                $  6,169           $  3,271
     Add back:  Goodwill amortization expense, net tax effect                      78                 76
                                                                             --------           --------
     Adjusted net earnings                                                   $  6,247           $  3,347
                                                                             ========           ========


     Basic earnings per share, as reported                                   $   0.87           $   0.46
     Add back:  Goodwill amortization expense, net tax effect                    0.01               0.01
                                                                             --------           --------
     Pro forma basic earnings per share                                      $   0.88           $   0.47
                                                                             ========           ========

     Diluted earnings per share, as reported                                 $   0.84           $   0.45
     Add back:  Goodwill amortization expense, net tax effect                    0.01               0.01
                                                                             --------           --------
     Pro forma diluted earnings per share                                    $   0.85           $   0.46
                                                                             ========           ========

     Identifiable intangible assets result from service agreements with the affiliated dental groups and customer relationships from the acquisition of dental laboratories. The estimated fair value of the service agreements are the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. All intangible assets associated with service agreements are amortized on a straight-line basis, generally over 15 to 25 years. In the event a service agreement is terminated, the related affiliated dental group is generally required to purchase, at the Company's option, the remaining unamortized balance of intangible assets at the current book value, as well as all related other assets associated with the affiliated dental group. Identifiable intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years.

     Management performs an impairment test on definite lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company reviews the undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset's carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company's average cost of funds. The Company has not recorded any impairment charges or write-downs on definite lived intangibles as of December 31, 2002.

Intangible assets consisted of the following as of December 31, 2001 and 2002 (in thousands):

                                                                             Gross                                Net
                                                                            Carrying        Accumulated        Carrying
                                                                             Amount         Amortization         Amount
                                                                        ---------------   ----------------   -------------
2001
----
Service agreements                                                         $   98,250         $ (13,104)       $  85,146
                                                                           ----------         ---------        ---------
Total intangible assets                                                    $   98,250         $ (13,104)       $  85,146
                                                                           ==========         =========        =========

2002
----
Service agreements                                                         $  100,521         $ (17,142)       $  83,379
Customer relationships                                                            205                (9)             196
                                                                           ----------         ---------        ---------
Total intangible assets                                                    $  100,726         $ (17,151)       $  83,575
                                                                           ==========         =========        =========

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

     Intangible amortization expense for 2000, 2001 and 2002 was $3,689,000, $3,827,000 and $4,047,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $4,076,000 in 2002, 2003 and 2004, and $4,070,000 in 2006 and 2007.

     Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of changes in the tax rate is recognized in operations in the period that includes the enactment date.

     Stock Option Plans

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123," allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

     The following table shows the Company's pro forma net earnings and earnings per share if the company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the years ended December 31:

                                                                              2000            2001            2002
                                                                              ----            ----            ----
      Net earnings, as reported .........................................   $6,169           $3,271          $4,707
      Deduct: Total stock-based compensation expense determined
       under fair value method for all awards, net of related tax
       effects ..........................................................     (322)            (419)           (541)
                                                                            ------           ------          ------
      Pro forma net earnings ............................................   $5,847           $2,852          $4,166
                                                                            ======           ======          ======

      Earnings per share:
      Basic, as reported ................................................   $ 0.87           $ 0.46          $ 0.65
                                                                            ======           ======          ======
      Basic, pro forma ..................................................   $ 0.82           $ 0.40          $ 0.58
                                                                            ======           ======          ======

      Diluted, as reported ..............................................   $ 0.84           $ 0.45          $ 0.63
                                                                            ======           ======          ======
      Diluted, pro forma ................................................   $ 0.80           $ 0.39          $ 0.56
                                                                            ======           ======          ======

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

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its consolidated financial statements.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect in practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No. 146. The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its consolidated financial statements.

         In October 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 provides alternative transition methods for a voluntary change of accounting for stock-based employee compensation to the fair value method. Statement No. 148 also amends the disclosure requirements of Statement No. 123 in annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company's consolidated financial statements as of December 31, 2002 include the additional disclosures required by this statement.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, with disclosure requirements effective for interim or annual periods ending after December 15, 2002. This Interpretation is not expected to have a material effect on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements" related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling financial interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(3)  Accounts Receivable and Net Revenue

    Accounts Receivable

    Accounts receivable represent amounts due from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees to third parties.

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

    The Company does not consolidate the financial statements of its affiliated dental groups with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental groups in total and that of our largest affiliate, Park Dental, are presented below for illustrative purposes only for the years ended December 31, 2000, 2001 and 2002 (in thousands):

                                                           2000                   2001                  2002
                                                  ---------------------  --------------------  ----------------------
                                                               All                    All                    All
                                                    Park   Affiliated      Park    Affiliated    Park     Affiliated
                                                   Dental    Groups       Dental    Groups      Dental      Groups
                                                   ------    ------       ------    ------      ------      ------
Adjusted gross revenue-affiliated dental
groups (unaudited) ............................   $ 61,352  $ 194,572    $ 63,729   $ 207,736   $ 63,787   $ 217,020
Amounts retained by affiliated dental
groups (unaudited) ............................     14,936     62,020      15,693      71,090     16,701      76,971
                                                  --------  ---------    --------   ---------   --------   ---------
Net revenue earned by the Company under
service agreements ............................   $ 46,416  $ 132,552    $ 48,036   $ 136,646   $ 47,086   $ 140,049
                                                  ========  =========    ========   =========   ========   =========

    Net Revenue

    For the years ended December 31, 2000, 2001 and 2002, net revenue consisted of the following (in thousands):

                                                                                   2000        2001        2002
                                                                                   ----        ----        ----
Reimbursement of expenses:
    Clinic salaries and benefits ............................................   $ 51,188    $ 53,730    $ 53,184
    Lab and dental supplies .................................................     21,078      22,681      23,923
    Office occupancy ........................................................     13,623      15,539      16,968
    Depreciation expense ....................................................      4,004       4,304       4,174
    Other operating expenses ................................................      9,046      10,254      10,751
                                                                                --------    --------    --------
          Total reimbursement of expenses ...................................     98,939     106,508     109,000
    Business service fees ...................................................     33,613      30,138      31,049
                                                                                --------    --------    --------
          Business services provided to affiliated dental groups ............    132,552     136,646     140,049
          Revenue related to the arrangement of the provision of care to
          patients, dental laboratory fees and other ........................      5,150       4,906       6,761
                                                                                --------    --------    --------
          Total net revenue .................................................   $137,702    $141,552    $146,810
                                                                                ========    ========    ========

    Net revenue from the Company's service agreement with Park Dental represented approximately 34%, 34%, and 32% of its consolidated net revenue for the year ended 2000, 2001 and 2002, respectively. No other service agreement or customers related to other revenue accounted for 10% or greater of consolidated net revenue.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(4)  Special Charges and Other Unusual Expenses

     Special Charges

     In January 2001, three of the Company's affiliated dental groups, Associated Dental Care Providers, Park Dental, and University Dental Associates, received notices of contract terminations from Cigna Dental, and Associated Dental Care Providers received a notice of contract termination from Protective Life Corporation. These affiliated dental groups subsequently received proposals from Cigna Dental and Protective Life to continue as dental care providers but on financial terms that were materially different from their existing agreements. These groups chose not to continue as participants in the dental plans offered by Cigna Dental and Protective Life and the three Cigna Dental contracts terminated as follows: (i) July 31, 2001 for Park Dental; (ii) March 31, 2001 for University Dental Associates and (iii) March 31, 2001 for Associated Dental Care Providers. The Protective Life contract terminated April 8, 2001 for Associated Dental Care Providers. These contracts represented approximately $24,100,000 of affiliate adjusted gross revenue in 2000.

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

     During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated. During the fourth quarter of 2002, the Company reversed an additional $26,000 of special charges. This mainly resulted from a forbearance of a facility lease. There was no balance remaining as of December 31, 2002.

The following table summarizes the recorded accruals and uses of the above special charges:

                                                                                     Patient
                                                                  Reduction in    Communication
                                               Facility Closures   Work Force       and Other          Total
                                               -----------------   ----------       ---------          -----
Balance as of December 31, 2000                  $         -      $          -     $        -       $         -
New charges ................................         540,000           425,000         39,000         1,004,000
Non-cash items .............................         (35,000)                -              -           (35,000)
Cash payments ..............................        (222,000)         (267,000)       (64,000)         (553,000)
Reversal of charges ........................         (77,000)          (83,000)             -          (160,000)
Other adjustments ..........................               -           (25,000)        25,000                 -
                                                 -----------      ------------     ----------       -----------
Balance as of December 31, 2001 ............     $   206,000      $     50,000     $        -       $   256,000
Cash payments ..............................        (174,000)          (56,000)             -          (230,000)
Reversal of charges ........................         (32,000)            6,000              -           (26,000)
                                                 -----------      ------------     ----------       -----------
Balance as of December 31, 2002                  $         -      $          -     $        -       $         -
                                                 ===========      ============     ==========       ===========

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

     Other Unusual Expenses

     In the first quarter of 2001, in addition to the special charges described above, the Company accrued $470,000 for other unusual expenses. These costs included $143,000 for patient communication costs and deinstallation costs for certain computer equipment and $327,000 for management restructuring and relocation. During the fourth quarter of 2001, the Company reversed $131,000 of unusual expenses. This resulted from the deinstallation costs being less than anticipated and a relocation not occurring within the period anticipated by the Company. For the year ended December 31, 2001, $147,000 of these unusual costs were included in other operating expenses and $192,000 were included in general corporate expenses in the Company's consolidated statement of operations.

(5) Acquisitions and Affiliations

     During the year ended December 31, 2001, the Company acquired selected assets of three dental practices that joined existing affiliates. The aggregate purchase price paid in connection with these transactions consisted of approximately $1,053,000 million in cash, $70,000 in subordinated promissory notes and $25,000 in deferred payments. All transactions completed in 2001 are referred to as the "2001 Transactions."

     During the year ended December 31, 2002, the Company acquired selected assets of four dental practices that joined existing affiliates. Also, we acquired the outstanding stock of a dental laboratory and the selected assets of a second dental laboratory. All transactions completed in 2002 are referred to as "2002 Transactions". The aggregate purchase price paid in connection with these transactions consisted of approximately $6,430,000 in cash, $556,000 in subordinated promissory notes, $265,000 in deferred payments and a future contingent payment for one affiliation based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004

     The 2001 and 2002 Transactions are as follows:

Date                                      Affiliation/Acquisition                  Location(s)
----                                      -----------------------                  -----------
January 2001 ..........................   Daniel V. Dracup, D.D.S.                 Buffalo, NY
June 2001 .............................   Southern Tier Dental                     Boston, Buffalo and Holland, NY
September 2001 ........................   Mark J. Wanezek, D.D.S.                  Milwaukee, WI
January 2002 ..........................   James Swiencicki, D.D.S.                 Williamsville, NY
April 2002 ............................   T.R. Andrews, D.D.S.                     Phoenix, AZ
May 2002 ..............................   Voss Dental Lab, Inc.                    Buffalo, NY
June 2002 .............................   Genco's Tooth Factory, Inc.              Buffalo, NY
August 2002 ...........................   1st Advantage Dental Management, LLC     Massachusetts, New York, Vermont
November 2002 .........................   Ronald D. Giordan, D.D.S.                Glendale, AZ

     The accompanying consolidated financial statements include the results of operations under the service agreements and dental laboratories from the date of acquisition or affiliation. The excess of the purchase price associated with all of the 2001 and 2002 Transactions over the estimated fair value of net assets acquired and assumed has been recorded as goodwill and intangible assets which are summarized as follows (in thousands):

                                                                                 2001      2002
                                                                                 ----      ----
      Total consideration paid ............................................    $ 1,148   $ 7,251
      Fair value of net tangible assets acquired and assumed ..............        172     2,498
                                                                                ------    ------
        Excess of consideration paid over the fair value of net tangible
          assets acquired .................................................    $   976   $ 4,753
                                                                               =======   =======

      Goodwill ............................................................    $     -   $ 2,341
      Intangible assets ...................................................        976     2,412
                                                                               -------   -------
                                                                               $   976   $ 4,753
                                                                               =======   =======

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(6) Property and Equipment

     Property and equipment consisted of the following at December 31 (in thousands):

                                                              2001           2002
                                                              ----           ----
     Land, buildings and leasehold improvements .........  $  23,533      $   26,769
     Equipment ..........................................     21,551          25,130
     Furniture and fixtures .............................      6,344           6,854
                                                           ---------      ----------
         Total property and equipment ...................     51,428          58,753
     Less accumulated depreciation ......................    (21,823)        (26,828)
                                                           ---------      ----------
         Property and equipment, net ....................  $  29,605      $   31,925
                                                           =========      ==========

     The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2014. Rent expense for the years ended December 31, 2000, 2001 and 2002 amounted to $11,418,000, $13,071,000 and $14,291,000 respectively, of which $10,601,000, $12,171,000 and
$13,276,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

     Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2002 are as follows (in thousands):

                                                                            Amount to be
                                                                          Reimbursed Under
                                                          Total Amount         Service           Net
                                                              Due            Agreements        Amount
                                                              ---            ----------        ------
     2003 ...........................................   $    11,259         $   10,417         $   842
     2004 ...........................................        10,173              9,548             625
     2005 ...........................................         9,151              8,667             484
     2006 ...........................................         6,858              6,486             372
     2007 ...........................................         5,688              5,557             131
     Thereafter .....................................        21,944             21,756             188
                                                        -----------         ----------         -------
       Total minimum lease payments .................   $    65,073         $   62,431         $ 2,642
                                                        ===========         ==========         =======

(7) Income Taxes

     Income tax expense for the years ended December 31 consists of the following (in thousands):

                                                      2000             2001           2002
                                                      ----             ----           ----
      Current:
       Federal ................................     $ 3,347          $  1,187       $  2,270
       State ..................................         686               366            536
                                                   --------          --------       --------
                                                      4,033             1,553          2,806
                                                   --------          --------       --------
      Deferred:
       Federal ................................         154               636             38
       State ..................................          29                47            108
                                                   --------          --------       --------
                                                        183               683            146
                                                   --------          --------       --------
         Total income taxes ...................     $ 4,216          $  2,236       $  2,952
                                                   ========          ========       ========

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

                                                                                    2001         2002
                                                                                    ----         ----
      Deferred tax assets:
          Operating loss and other carryforwards .............................   $     283    $     473
          Property and equipment .............................................         454          802
          Organization and start-up costs ....................................         272          147
          Accrued expenses and other liabilities .............................         635          666
                                                                                 ---------    ---------
             Gross deferred tax assets .......................................       1,644        2,088
          Net valuation allowance ............................................        (176)        (473)
                                                                                 ---------    ---------
             Net deferred tax assets .........................................       1,468        1,615
                                                                                 ---------    ---------
      Deferred tax liabilities:
          Intangibles ........................................................     (11,281)     (11,557)
          Other ..............................................................         (25)           -
                                                                                 ---------    ---------

             Total deferred tax liabilities ..................................     (11,306)     (11,557)
                                                                                 ---------    ---------
             Net deferred tax liabilities ....................................   $  (9,838)   $  (9,942)
                                                                                 =========    =========

     The valuation allowance for deferred tax assets was $176,000 and $473,000 as of December 31, 2001 and 2002, respectively. The increase in the valuation allowance for the years ended December 31, 2001 and 2002 was $136,000 and $297,000, respectively.

     Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $262,000 and $21,000 for years ended December 2001 and 2002, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

                                                                      2001                              2002
                                                        -------------------------------  --------------------------------
                                                          Federal     State     Total      Federal      State     Total
                                                          -------     -----     -----      -------      -----     -----
      Deferred tax assets:
          Current ...................................    $    387  $     99   $    486    $    499   $    125   $    624
          Non-current ...............................         608       374        982         746        245        991
                                                         --------  --------   --------    --------   --------   --------
             Total deferred tax assets ..............         995       473      1,468       1,245        370      1,615

      Deferred tax liabilities:
          Current ...................................           -         -          -           -          -          -
          Non-current ...............................      (9,118)   (2,188)   (11,306)     (9,269)    (2,288)   (11,557)
                                                         --------  --------   --------    --------   --------   --------
              Total deferred tax liabilities ........      (9,118)   (2,188)   (11,306)     (9,269)    (2,288)   (11,557)
                                                         --------  --------   --------    --------   --------   --------
              Net deferred tax liabilities ..........    $ (8,123) $ (1,715)  $ (9,838)   $ (8,024)  $ (1,918)  $ (9,942)
                                                         ========  ========   ========    ========   ========   ========

     At December 31, 2001 and 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $6,156,000 and $9,676,000 respectively. The 2002 carryforwards will expire as follows: $307,000 in 2004, $718,000 in 2005, $2,692,000 in 2006, $1,275,000 in 2007, and
$4,684,000 cumulatively thereafter through 2022.

     The following table reconciles the Federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31:

                                                                                2000         2001       2002
                                                                                ----         ----       ----
      Income taxes at Federal statutory rate ...............................    35.0%        35.0%      35.0%
      Differential due to graduated rate ...................................    (0.8)        (0.6)      (0.9)
      State taxes, net of Federal benefit ..................................     4.5          4.9        5.4
      Other permanent differences ..........................................     1.9          1.3       (1.0)
                                                                                ----         ----       ----
         Effective income tax rate .........................................    40.6%        40.6%      38.5%
                                                                                ====         ====       ====

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(8) Debt

Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

                                                                                                     2001        2002
                                                                                                     ----        ----
      Revolving line of credit advances, collateralized by substantially all assets of the
         Company, LIBOR-based and prime interest rates ranging from approximately 3.9%
         to 4.8% ...............................................................................  $50,157     $46,330
      Mortgages payable, secured, interest rate of 8% payable in installments through
         2015 ..................................................................................      326         304
      Note payable, unsecured, interest rate of 5% payable in installments, maturing
         in 2004 ...............................................................................       22          16
      Subordinated notes payable to stockholders and former owners, bearing interest
         at 7%, maturing through 2009 ..........................................................    5,901       4,611
      Capital lease obligations ................................................................       31           2
                                                                                                  -------     -------
         Total long-term debt and capital lease obligations ....................................   56,437      51,263
         Less current maturities ...............................................................    1,597       1,586
                                                                                                  -------     -------
         Long-term debt and capital lease obligations, excluding current maturities ............  $54,840     $49,677
                                                                                                  =======     =======

     Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2002 are as follows (in thousands):

                                                                                                 Long-term        Capital
                                                                                                    Debt          Leases
                                                                                                    ----          ------
      2003 ...................................................................................    $  1,586       $     2
      2004 ...................................................................................      47,589             -
      2005 ...................................................................................         875             -
      2006 ...................................................................................         577             -
      2007 ...................................................................................         304             -
      Thereafter .............................................................................         330             -
                                                                                                  --------       -------
           Total payments ....................................................................    $ 51,261             2
                                                                                                  ========
      Less amounts representing interest .....................................................                         -
                                                                                                                 -------
           Total obligations under capital leases ............................................                   $     2
                                                                                                                 =======

     Revolving Line of Credit

     The Company has a $75 million credit facility that is being used for general corporate purposes, including affiliations and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on adjusted EBITDA. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of December 31, 2002 was $46,330,000. The unused balance at December 31, 2002 was $28,670,000 and based on borrowing covenants $10,644,000 was available for borrowing.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(9) Related Party Transactions

      The Company affiliated with PDHC, Ltd. ("Park") in 1996 and Innovative Practice Concepts, Inc. ("IPC") in 1998. As part of the consideration paid pursuant to these affiliations, the Company issued subordinated promissory notes to the former stockholders of Park and IPC in the aggregate principal amount of $2,000,000. Certain former stockholders of Park and IPC are current stockholders, director and officers of the Company. The aggregate principal balance outstanding to these stockholders, director and officers of the Company as of December 31, 2001 and 2002 was $402,000 and $203,000, respectively. These notes bear interest at 7% and mature through 2005.

      In connection with the Park and IPC transactions, the Company entered into service agreements with two affiliated dental groups owned in part by these certain stockholders, a director and an officer of the Company. These service agreements are on substantially the same terms and conditions as all of the Company's other service agreements. The aggregate net revenue earned by subsidiaries of the Company under the service agreements with these dental groups in 2000, 2001 and 2002 were $56,531,000, $53,293,000 and $51,395,000, respectively, of which $44,336,000, $43,941,000 and $41,000,000 were reimbursements for expenses incurred in connection with the operation and administration of the related dental facilities.

(10) Stockholders' Equity

     Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value.

     Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2001 and 2002 there were no shares of Preferred Stock issued or outstanding.

     Common Stock

     The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2001 7,754,893 shares were issued and 7,172,393 shares were outstanding. As of December 31, 2002, 7,836,572 shares were issued and 7,254,072 shares were outstanding.

     Shelf Registration Statement

     The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2002, 679,878 shares and $20,110,900 of notes remain available for issuance under this Shelf Registration Statement.

     Treasury Stock

     On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2002 at a cost of $3,874,000. All treasury shares at December 31, 2002 are outstanding.

     Dividend Restriction

     The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. Additionally, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(11) Stock Compensation Plans

     1999 Restricted Stock Plan

     The Company's 1999 Restricted Stock Plan (the "Restricted Stock Plan") provides for the grant of restricted shares of the Company's Common Stock at a price equal to the par value of such shares ($0.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 2002, there were no shares issued or outstanding under this Plan.

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 2002, options for a total of 1,476,583 shares were reserved for issuance and options for 1,073,273 shares were outstanding under this Plan.

     1996 Time Accelerated Restricted Stock Option Plan

     The Company's 1996 Time Accelerated Restricted Stock Option Plan, as amended ("TARSOP Plan"), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. These options vest at the end of the ninth year, but are subject to accelerated vesting based on achievement of certain performance measures. At December 31, 2002, options for a total of 339,360 shares were reserved for issuance and options for 300,630 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO.

     1996 Affiliate Stock Option Plan

     The Company's 1996 Affiliate Stock Option Plan, as amended (the "Affiliate Plan"), provides for the grant of stock options to certain persons associated with the affiliated dental groups. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. At December 31, 2002, options for a total of 110,000 shares were reserved for issuance and options for 75,240 shares were outstanding under this Plan.

     1996 Directors Stock Option Plan

     The Company's 1996 Directors Stock Option Plan, as amended (the "Directors Plan"), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 2002, options for a total of 185,000 shares were reserved for issuance and options for 114,800 shares were outstanding under this Plan.

     1997 Employee Stock Purchase Plan

     The 1997 Employee Stock Purchase Plan, as amended (the "Employee Stock Purchase Plan" or "ESPP"), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months' duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 232,275 shares have been issued through 2002 and 14,710 shares were committed for issuance as of December 31, 2002.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

    Stock Option Activity

     A summary of stock option activity under all the Company's stock option plans for the years ended December 31, 2000, 2001 and 2002 follows:

                                                  2000                            2001                           2002
                                      ------------------------------  ------------------------------  ----------------------------
                                                       Weighted                         Weighted                      Weighted
                                                       Average                          Average                        Average
                                        Options     Exercise Price       Options     Exercise Price     Options    Exercise Price
                                        -------     --------------       -------     --------------     -------    --------------
Outstanding at beginning of year       1,345,148       $   8.66        1,578,310        $   8.04       1,412,880       $   7.95
Granted                                  432,420           7.03          226,373            7.62         206,350           8.15
Exercised                                      -              -          (91,756)           1.13         (25,907)          6.75
Cancelled                               (199,258)          9.99         (300,047)          10.56         (29,380)         10.54
                                       ---------       --------        ---------        --------       ---------       --------
Outstanding at end of year             1,578,310       $   8.04        1,412,880        $   7.95       1,563,943       $   7.95
                                       =========       ========        =========        ========       =========       ========
Exercisable at end of year               967,939       $   7.84          932,923        $   8.23       1,052,684       $   8.10
                                       =========       ========        =========        ========       =========       ========

The following table summarizes information about stock options outstanding at December 31, 2002:

                                              Options Outstanding                                 Options Exercisable
                          ------------------------------------------------------------   ---------------------------------------
                                              Weighted Average
                                                  Remaining
          Range of             Number         Contractual Life     Weighted Average             Number        Weighted Average
      Exercise Prices        Outstanding         (in years)         Exercise Price           Exercisable       Exercise Price
      ---------------        -----------         ----------         --------------           -----------       --------------
      $ 0.33                    270,270              2.0                $  0.33                 270,270            $  0.33
      $ 4.78 - $ 7.13           354,222              7.7                   7.01                 161,103               7.03
      $ 7.25 - $ 7.88           344,312              8.1                   7.70                  94,397               7.43
      $ 8.11 - $12.50           235,110              5.1                   9.14                 166,885               9.29
      $13.00 - $14.17           360,029              4.6                  14.05                 360,029              14.05
                              ---------              ---                -------               ---------            -------
                              1,563,943              5.7                $  7.95               1,052,684            $  8.10
                              =========              ===                =======               =========            =======

     Accounting for Stock Compensation Plans

     The Company accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock compensation plans. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock compensation plans under the fair value method. See
Note 2 for pro forma information on its stock compensation plans. The fair value for these options and purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                              2000                       2001                         2002
                                                  ------------------------   ------------------------     -----------------------
                                                   Stock Options     ESPP     Stock Options     ESPP       Stock Options    ESPP
                                                   -------------     ----     -------------     ----       -------------    ----
Risk-free interest rate .........................        6.2%        6.2%            4.5%        4.6%            4.0%        1.5%
Expected dividend yield .........................        0.0%        0.0%            0.0%        0.0%            0.0%        0.0%
Expected volatility .............................         64%         67%             69%         73%             72%         70%
Expected life (years) ...........................        4.0         0.5             4.0         0.5             4.0         0.5
Weighted average fair value of options/purchase
  rights granted during the year ................      $3.81       $2.24           $4.20       $1.39           $4.61       $1.37

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

(12) Employee Retirement Benefit Plans

     The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company's principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee's eligible compensation. Additionally, at December 31, 2002, the Company had two other defined contribution retirement plans which were acquired in connection with affiliation transactions. Total plan expense for the years ended December 31, 2000, 2001 and 2002 was $880,000, $804,000 and $667,000,
respectively.

(13) Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

                                                                                   2000                2001             2002
                                                                                   ----                ----             ----
      Basic Earnings Per Share:
      Net earnings available to common stockholders ........................      $6,169             $3,271            $4,707
                                                                                  ======             ======            ======

      Weighted average common shares outstanding ...........................       7,119              7,183             7,222
                                                                                  ======             ======            ======

      Net earnings per share ...............................................      $ 0.87             $ 0.46            $ 0.65
                                                                                  ======             ======            ======

      Diluted Earnings Per Share:
      Net earnings available to common stockholders ........................      $6,169             $3,271            $4,707
                                                                                  ======             ======            ======

      Weighted average common shares outstanding ...........................       7,119              7,183             7,222
      Add:  Dilutive effect of options /(1)/ ...............................         201                160               229
                                                                                  ------             ------            ------
      Weighted average common shares as adjusted ...........................       7,320              7,343             7,451
                                                                                  ======             ======            ======

      Net earnings per share ...............................................      $ 0.84             $ 0.45            $ 0.63
                                                                                  ======             ======            ======

____________________
(1)  In 2000, 2001 and 2002, 943,978, 756,362 and 435,680 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002


(14) Selected Quarterly Operating Results (unaudited)

     The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2001 and 2002 (in thousands, except per share amounts):

                                                                   First      Second       Third      Fourth
                                                                  Quarter     Quarter     Quarter     Quarter
                                                                  -------     -------     -------     -------
2001
----
Net revenue (1) ................................................  $36,724     $35,120     $34,888     $34,820
Operating expenses (1) .........................................   34,869      32,250      32,512      32,119
Earnings from operations .......................................    1,855       2,870       2,376       2,701
Earnings before income taxes ...................................      568       1,729       1,334       1,876
Income taxes ...................................................      201         718         543         774
Net earnings ...................................................  $   367     $ 1,011     $   791     $ 1,102
Net earnings per share:
    Basic ......................................................  $  0.05     $  0.14     $  0.11     $  0.15
    Diluted ....................................................  $  0.05     $  0.14     $  0.11     $  0.15
Weighted average common shares outstanding:
    Basic ......................................................    7,179       7,218       7,162       7,171
    Diluted ....................................................    7,405       7,362       7,304       7,318

2002
----
Net revenue (1) ................................................  $35,305     $36,265     $37,465     $37,775
Operating expenses (1) .........................................   32,562      33,355      34,917      35,370
Earnings from operations .......................................    2,743       2,910       2,548       2,405
Earnings before income taxes ...................................    1,927       2,140       1,793       1,799
Income taxes ...................................................      750         817         693         692
Net earnings ...................................................  $ 1,177     $ 1,323     $ 1,100     $ 1,107
Net earnings per share:
    Basic ......................................................  $  0.16     $  0.18     $  0.15     $  0.15
    Diluted ....................................................  $  0.16     $  0.18     $  0.15     $  0.15
Weighted average common shares outstanding:
    Basic ......................................................    7,202       7,207       7,230       7,248
    Diluted ....................................................    7,381       7,461       7,460       7,494

____________________
(1) In the third quarter of 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company has reclassified net revenue and operating expenses for 2001 and the first two quarters of 2002. Net income was not impacted by this reclassification.

(15) Subsequent Events

     Tender Offer

     In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options at current market value at an exchange ratio of 90%. The new stock options will be granted at least six months after tendered options have been cancelled at the then prevailing market price of the Company's Common Stock. The total number of options tendered was 276,000, with the expected number of reissued options being 248,000. The Company will not record compensation expense as a result of the transaction.

                         AMERICAN DENTAL PARTNERS, INC.

              For the Years Ended December 31, 2000, 2001 and 2002

     Affiliation

     In January 2003, the Company signed a letter of intent to enter into an affiliation. As part of the affiliation the Company will enter into a 40-year service agreement. The aggregate purchase price to be paid in connection with this affiliation will consist of $4,305,000 in cash, $945,000 in subordinated promissory notes and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months subsequent to the closing date. The Company expects the transaction to be finalized in the second quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

     The information set forth under the captions "Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the American Dental Partners, Inc. Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A summary of our stockholder approved and non-approved equity plans as of December 31, 2002 as follows (in thousands, except per share amounts):

                                                         (a)                       (b)                      (c)
                                                                                                   Number of securities
                                                                                                 remaining available for
                                                Number of securities                              future issuance under
                                                  to be issued upon         Weighted-average       equity compensation
                                                     exercise of           exercise price of        plans (excluding
                                                outstanding options,      outstanding options    securities reflected in
                                                 warrants and rights           and rights               column (a))
                                               ------------------------  ---------------------  -------------------------
Equity compensation plans approved by
security shareholders (excluding ESPP)                  1,564                    $   7.95                   547
Equity compensation plans not approved by
security shareholders                                       -                    $      -                    25
                                                        -----                    --------                   ---
 Total (excluding ESPP)                                 1,564                    $   7.95                   572

Equity compensation plans approved by
security shareholders (ESPP only)                         N/A                         N/A                   168
Equity compensation plans not approved by
security shareholders (ESPP only)                         N/A                         N/A                     -
 Total (ESPP only)                                        N/A                         N/A                   168
                                                        -----                    --------                   ---
Total all plans                                         1,564                    $   7.95                   740
                                                        =====                    ========                   ===

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

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures alert them to material information relating to the Company required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to completion of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

          (a)(1)   Consolidated Financial Statements (See Item 8)

          (a)(2)   Financial Statement Schedules
          All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

          (a)(3)   Exhibits
          The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 53.

          (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the three-month period ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 17th day of March, 2003.

                             American Dental Partners, Inc.


                             By:           /s/ GREGORY A. SERRAO
                                ------------------------------------------------
                                               Gregory A. Serrao
                                Chairman, President and Chief Executive Officer

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Capacity In Which Signed                     Date
        ---------                       ------------------------                     ----
  /s/ GREGORY A. SERRAO         Chairman, President and Chief                   March 17, 2003
  ---------------------          Executive Officer and Director
    Gregory A. Serrao            (principal executive officer)

    /s/ BREHT T. FEIGH          Vice President - Chief Financial Officer        March 17, 2003
    ------------------           and Treasurer (principal financial and
      Breht T. Feigh             accounting officer)

 /s/ DR. ROBERT E. HUNTER       Director                                        March 17, 2003
 ------------------------
  Dr. Robert E. Hunter

   /s/ JAMES T. KELLY           Director                                        March 17, 2003
   ------------------
     James T. Kelly

  /s/ MARTIN J. MANNION         Director                                        March 17, 2003
  ---------------------
    Martin J. Mannion

  /s/ DERRILL W. REEVES         Director                                        March 17, 2003
  ---------------------
     Derril W. Reeves

/s/ DR. GREGORY T. SWENSON      Director                                        March 17, 2003
--------------------------
  Dr. Gregory T. Swenson

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

     I, Gregory A. Serrao, certify that:

     1. I have reviewed this annual report on Form 10-K of American Dental Partners, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 17, 2003       By:  /s/ GREGORY A. SERRAO
                                 -------------------------------------
                                 Gregory A. Serrao
                                 Chairman, President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

     I, Breht T. Feigh, certify that:

     1. I have reviewed this annual report on Form 10-K of American Dental Partners, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 17, 2003                 By:  /s/ BREHT T. FEIGH
                                           -------------------------------------
                                           Breht T. Feigh
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                         Exhibit Description

  3(a) Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

  3(b)    Amended and Restated By-laws of American Dental Partners, Inc. (2)

  4(a)    Form of Stock Certificate (1)

  4(b) Form of Subordinated Promissory Note and Form of Subordination Agreement (3)

  10(a) Registration Rights Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Venture IV, L.P., Summit Investors III, L.P., Gregory A. Serrao, and others, as amended by Amendment to Registration Rights Agreement dated November 1, 1996 (2)

  10(b) American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

  10(d) Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

  10(e) Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

  10(f) American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

  10(g) American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

  10(h) American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

  10(i) Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

  10(j)   American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

  10(k) Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

  10(l) Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

  10(m) Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S. (9)

  10(n) Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.) (2)

  10(o) Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A. (10)

  10(p) Second Amended and Restated Revolving Credit Agreement dated July 31, 2000, among American Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and Sovereign Bank as Documentation Agent (11)

  10(q) Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler
          (2)

  10(r) First Amendment to Amended and Restated Service Agreement dated January 1, 2002, between PDHC, Ltd. and PDG, P.A., filed herewith.

  10(s) Employment agreement dated August 1, 2002 between American Dental Partners, Inc. and Frank D'Allaird, D.D.S., filed herewith.

  21      Subsidiaries of American Dental Partners, Inc., filed herewith.

  23      Consent of KPMG LLP, filed herewith.

  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


----------

(1) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.
(4)  Incorporated by reference to the Company's Form 10-K filed on March 16,
     2000.
(5) Incorporated by reference to the Company's Form 10-Q filed on November 13, 2001.
(6)  Incorporated by reference to the Company's Form 10-Q filed on August 12,
     2002.
(7) Incorporated by reference to the Company's Form 10-Q filed on November 10, 1999.
(8)  Incorporated by reference to the Company's Form 10-K filed on March 23,
     2001.
(9)  Incorporated by reference to the Company's Form 10-Q filed on August 13,
     2001.
(10) Incorporated by reference to the Company's Form 10-K filed on March 9,
     1999.
(11) Incorporated by reference to the Company's Form 10-Q filed on August 9,
     2000.