Form 10-Q
period 2003-03-31
AMERICAN DENTAL PARTNERS INC
filed 2003-05-15
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2003

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

☒ YES    ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of Common Stock, $0.01 par value, outstanding as of May 9, 2003 was 7,333,857.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$993	$844
Accounts receivable	930	824
Receivables due from affiliated dental groups	18,528	17,631
Inventories	1,905	1,963
Prepaid expenses and other receivables	2,514	1,964
Deferred income taxes	624	624

Total current assets	25,494	23,850
Property and equipment, net	31,507	31,925
Non-current assets:
Goodwill, net	5,045	5,045
Intangible assets, net	82,534	83,575
Other assets	581	620

Total non-current assets	88,160	89,240

Total assets	$145,161	$145,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,601	$7,959
Accrued compensation and benefits	4,251	4,286
Accrued expenses	4,350	3,675
Current maturities of debt	1,586	1,586

Total current liabilities	17,788	17,506

Non-current liabilities:
Long-term debt	48,261	49,677
Deferred income taxes	10,563	10,566
Other liabilities	339	350

Total non-current liabilities	59,163	60,593

Total liabilities	76,951	78,099

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,852,282 and 7,836,572 shares issued and 7,269,782 and 7,254,072 shares outstanding at March 31, 2003 and December 31, 2002, respectively	79	78
Additional paid-in capital	48,161	48,039
Retained earnings	23,844	22,673
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)

Total stockholders’ equity	68,210	66,916

Commitments and contingencies
Total liabilities and stockholders’ equity	$145,161	$145,015

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenue	$39,032	$35,305
Operating expenses:
Salaries and benefits	17,542	15,621
Lab fees and dental supplies	6,511	5,650
Office occupancy expenses	4,930	4,405
Other operating expenses	3,611	3,247
General corporate expenses	1,580	1,428
Depreciation expenses	1,280	1,223
Amortization of intangible assets	1,040	988

Total operating expenses	36,494	32,562

Earnings from operations	2,538	2,743
Interest expense, net	633	816

Earnings before income taxes	1,905	1,927
Income taxes	734	750

Net earnings	$1,171	$1,177

Net earnings per common share:
Basic	$0.16	$0.16

Diluted	$0.16	$0.16

Weighted average common shares outstanding:
Basic	7,266	7,202

Diluted	7,518	7,381

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

(unaudited)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2002	7,837	(582)	$78	$48,039	$22,673	$(3,874)	$66,916
Issuance of common stock for employee stock purchase plan	14	—	1	114	—	—	115
Issuance of common stock for exercised stock options, including tax benefit of $1	1	—	—	8	—	—	8
Net earnings	—	—	—	—	1,171	—	1,171

Balance at March 31, 2003	7,852	(582)	$79	$48,161	$23,844	$(3,874)	$68,210

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,171	$1,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,280	1,223
Amortization of intangible assets	1,040	988
Other amortization	57	57
Deferred income taxes	3	—
(Gain) loss on disposal of property and equipment	1	(20)
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	(106)	46
Receivables due from affiliated dental groups	(897)	(13)
Other current assets	(410)	(200)
Accounts payable and accrued expenses	383	(94)
Accrued compensation and benefits	(35)	315
Accrued special charges	—	(114)
Income taxes payable and receivable, net	317	715

Net cash provided by operating activities	2,804	4,080

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	—	(225)
Capital expenditures, net	(1,151)	(826)
Contingent and deferred payments	(110)	(80)
Proceeds from the sale of property and equipment	—	20
Other	(100)	(38)

Net cash used for investing activities	(1,361)	(1,149)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(1,230)	(2,750)
Repayment of borrowings	(186)	(251)
Common stock issued for the employee stock purchase plan	115	115
Proceeds from issuance of common stock for exercise of stock options	7	—

Net cash used for financing activities	(1,294)	(2,886)

Increase in cash and cash equivalents	149	45
Cash and cash equivalents at beginning of period	844	1,540

Cash and cash equivalents at end of period	$993	$1,585

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$568	$663

Cash paid during the period for income taxes, net	$417	$15

Acquisitions and affiliations:
Assets acquired	$—	$302
Liabilities assumed and issued	—	(77)

Net cash paid for acquisitions and affiliations	$—	$225

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with these affiliated dental groups. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Basis of Presentation

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

The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2002 interim consolidated financial statements to conform with current year presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2003

Service agreements	$100,521	$(18,180)	$82,341
Customer relationships	205	(12)	193

Total intangible assets	$100,726	$(18,192)	$82,534

December 31, 2002

Service agreements	$100,521	$(17,142)	$83,379
Customer relationships	205	(9)	196

Total intangible assets	$100,726	$(17,151)	$83,575

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible amortization expense for the three months ended March 31, 2003 and 2002 was $1,040,000 and $988,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years ending March 31, 2004, 2005, 2006, 2007 and 2008 is $4,091,000, $4,091,000, $4,090,000, $4,085,000 and $4,085,000, respectively.

Management performed its annual impairment test on goodwill as of March 31, 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of March 31, 2003.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of March 31, 2003.

(4) Stock Option Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows the Company’s pro forma net earnings and earnings per share if the company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2003	2002
Net earnings, as reported	$1,171	$1,177
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(115)	(105)

Pro forma net earnings	$1,056	$1,072

Earnings per share:
Basic, as reported	$0.16	$0.16

Basic, pro forma	$0.15	$0.15

Diluted, as reported	$0.16	$0.16

Diluted, pro forma	$0.14	$0.15

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options at current market value at an exchange ratio of 90%. The new stock options will be granted at least six months after tendered options have been cancelled at the then prevailing market price of the Company’s Common Stock. The total number of options tendered was 276,000 consisting of 23 employees, with the expected number of reissued options being 247,000. Under APB 25, the Company will not record compensation expense as a result of the transaction; however, the effect of this exchange will be presented in the proforma disclosure in accordance with SFAS 123.

(5) Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Reimbursement of expenses:
Salaries and benefits	$14,111	$12,798
Lab and dental supplies	6,582	5,650
Office occupancy expenses	4,448	4,098
Other operating expenses	2,930	2,666
Depreciation expenses	1,054	1,023

Total reimbursement of expenses	29,125	26,235
Business service fees	8,178	7,797

Business services provided to affiliated dental groups	37,303	34,032
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,729	1,273

Total net revenue	$39,032	$35,305

Net revenue from the Company’s service agreement with Park Dental represented approximately 32% and 33% of its consolidated net revenue for the three months ended March 31, 2003 and 2002, respectively. No other service agreement or customer related to other revenue accounted for 10% of consolidated net revenue.

A portion of the Company’s revenue related to the arrangement of the provision of care to patients is paid by the Company to its affiliated dental groups and is included in the affiliated dental groups’ adjusted gross revenue. The Company made payments of $510,000 and $613,000 during the three months ended March 31, 2003 and 2002, respectively, of which $242,000 and $284,000 was paid to its affiliated dental groups.

During the three months ended September 30, 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company reclassified the amounts reported for the three months ended March 31, 2002 to conform to the current year presentation. Net income was not impacted by this reclassification. The reclassification reduced revenue and salaries and benefits by $1,546,000 for the three months ended March 31, 2002

(6) Earnings Per Share

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of basic and diluted earnings per share computations for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,171	$1,177

Weighted average common shares outstanding	7,266	7,202

Net earnings per share	$0.16	$0.16

Diluted Earnings Per Share:
Net earning available to common stockholders	$1,171	$1,177

Weighted average common shares to outstanding	7,266	7,202
Add: Dilutive effect of options (1)	252	179

Weighted average common shares as adjusted	7,518	7,381

Net earnings per share	$0.16	$0.16

(1)	Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 145,632 and 715,149 for the three months ended March 31, 2003 and 2002, respectively.

(7) Internal Use Software

During 2002, the Company approved a plan to redesign Comdent, a proprietary practice management system, that is used by many of the Company’s affiliated dental groups. The redesigned Comdent will expand clinical, managerial and financial capabilities and is targeted for completion in 2005. Costs incurred are being accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which included capitalizing applicable costs beginning in 2003. As of March 31, 2003, the Company had capitalized $67,000 of costs incurred.

(8) Recent Accounting Pronouncements

In October 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Statement No. 148 provides alternative transition methods for a voluntary change of accounting for stock-based employee compensation to the fair value method. Statement No. 148 also amends the disclosure requirements of Statement No. 123 in annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company’s consolidated financial statements as of March 31, 2003 include the additional disclosures required by this statement.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling financial interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

(9) Subsequent Events

Affiliation

On May 1, 2003, the Company affiliated with Redwood Dental Group, a group dental practice in Detroit, Michigan. The Company acquired certain non-clinical assets and entered into 40-year service agreement with the professional corporation. This affiliation resulted in the addition of five dental facilities with fifty-seven operatories. The aggregate purchase price paid in connection with this transaction consisted of $4,305,000 in cash, $945,000 in subordinated notes and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending April 30, 2004.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, its affiliated dental groups’ contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-56941).

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2003, we were affiliated with 22 dental groups, comprising 382 dentists practicing in 169 locations in 16 states.

Affiliation Summary

When affiliating with a dental group, we acquire selected assets and enter into a long-term service agreement with the affiliated dental group or professional corporation (“PC”). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. While we are continually evaluating new affiliation opportunities, we expect that the number of new affiliations for the remainder of 2003 will be at levels we have achieved during the past two years rather than the overall pace since our founding.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Affiliate Adjusted Gross Revenue Compared to Net Revenue Earned Under Service Agreements

Affiliate Adjusted Gross Revenue

We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. Our affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the three months ended March 31, 2003 was approximately 41% fee-for-service, 35% PPO plans and 24% capitated managed care plans. For the three months ended March 31, 2002, the aggregate payor mix percentage of our affiliated dental groups was approximately 48% fee-for-service, 26% PPO plans and 26% capitated managed care plans.

After reimbursement of expenses and payment of business service fees to us, the amounts retained by the PCs include compensation of dentists and in certain states where the PCs must employ dental assistants and/or hygenists, compensation of such clinical employees.

	Three Months Ended March 31,
	2003	2002
Adjusted gross revenue—affiliated dental groups	$58,224	$52,957
Amounts retained by affiliated dental groups	20,921	18,925

Net revenue earned under service agreements	$37,303	$34,032

Net Revenue Earned Under Service Agreements

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Reimbursement of expenses	$29,125	$26,235
Business service fees	8,178	7,797

Net revenue earned under service agreements	$37,303	$34,032

For additional information on components of our net revenue, see Note 5 of “Notes of Interim Consolidated Financial Statements.”

Results of Operations

Overview

Although we do not own or control our affiliated dental groups, we believe that it is more meaningful to analyze our revenue, expenses and margins in terms of total revenue, including the adjusted gross revenue of our affiliated dental groups. Total revenue and adjusted gross revenue are not measures of financial performance under GAAP, but our expenses and business service fees are incurred or earned in support of the adjusted gross revenue of our affiliated dental groups. We use these and other non-GAAP financial measures to analyze operating trends and to help manage our business.

The following table sets forth the three months ended March 31, 2003 and 2002, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue and net revenue for items in our consolidated statements of income (in thousands):

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Amount	% of Total Revenue	% of Net Revenue	Amount	% of Total Revenue	% of Net Revenue
Adjusted gross revenue—affiliated dental groups	$58,224	97.1%		$52,957	97.7%
Other revenue	1,729	2.9		1,273	2.3

Total revenue	59,953	100.0		54,230	100.0
Amounts retained by affiliated dental groups	20,921	34.9		18,925	34.9

Net revenue	39,032	65.1	100.0%	35,305	65.1	100.0%
Salaries and benefits	17,542	29.3	44.9	15,621	28.8	44.2
Lab fees and dental supplies	6,511	10.9	16.7	5,650	10.4	16.0
Office occupancy	4,930	8.2	12.6	4,405	8.1	12.5
Other operating expenses	3,611	6.0	9.3	3,247	6.0	9.2
General corporate expenses	1,580	2.6	4.0	1,428	2.6	4.0
Depreciation expense	1,280	2.1	3.3	1,223	2.3	3.5
Amortization of intangible assets	1,040	1.7	2.7	988	1.8	2.8

Total operating expenses	36,494	60.9	93.5	32,562	60.0	92.2

Earnings from operations	2,538	4.2	6.5	2,743	5.1	7.8
Interest expense, net	633	1.1	1.6	816	1.5	2.3

Earnings before income taxes	1,905	3.2	4.9	1,927	3.6	5.5
Income taxes	734	1.2	1.9	750	1.4	2.1

Net earnings	$1,171	2.0%	3.0%	$1,177	2.2%	3.3%

Total Revenue

Total revenue increased 10.6% to $59,953,000 for the three months ended March 31, 2003 from $54,230,000 for the three months ended March 31, 2002. The increase was primarily the result of new affiliations and the acquisition of two dental laboratories during 2002 along with growth at our existing affiliates. Same market affiliate adjusted gross revenue growth was 2.7% for the three months ended March 31, 2003. Same market affiliate adjusted gross revenue excludes affiliations that occurred after April 1, 2002.

Amounts Retained by Affiliated Dental Groups

Amounts retained by affiliated dental groups increased 10.5% to $20,921,000 for the three months ended March 31, 2003 from $18,925,000 for the three months ended March 31, 2002. Included in this amount is a $94,000 increase in insurance expense over the prior year, representing a 21% increase.

We have entered into affiliation transactions with a number of dental groups located in states where dental hygienists and dental assistants are required to be employed by the PCs. In recent years, due to the growth in demand for dental services exceeding the growth in the supply of dentists nationally, dentist compensation has been increasing generally and for our affiliated dental groups specifically. This trend has started to moderate as the amounts retained by affiliated dental groups as a percentage of total revenue was 34.9% for the three months ended March 31, 2003 and March 31, 2002.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 10.6% to $39,032,000 for the three months ended March 31, 2003 from $35,305,000 for the three months ended March 31, 2002. Of the increase, 8.3% was attributable to the current year impact of entering into service agreements with three dental groups and acquiring two dental laboratories during 2002. Same market net revenue growth was 2.3% for the three months ended March 31, 2003.

Net revenue derived from our service agreement with Park Dental represented approximately 32% and 33% of consolidated net revenue for the three months ended March 31, 2003 and 2002, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of net revenue.

Salaries and Benefits Expense

Salaries and benefits expense includes costs for personnel working in the dental facilities, dental laboratories and local and regional management as well as certain contractual expenses related to the arrangement of the provision of care to patients. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams support the staff at the dental facilities.

Salaries and benefits expense as a percentage of total revenue increased to 29.3% for the three months ended March 31, 2003 from 28.8% for the three months ended March 31, 2002. The increase was the result of the addition of two dental laboratories where salaries and benefits are generally a higher percentage of total revenue. In addition, health related insurance costs increased $220,000, or 29%, over the prior year primarily due to rate increases.

Lab Fees and Dental Supplies Expense

Lab fees and dental supplies expense as a percentage of total revenue increased to 10.9% for the three months ended March 31, 2003 from 10.4% for the three months ended March 31, 2002. The increase was primarily related to dental supply invoices that were in dispute that were settled and paid during the three months ended March 31, 2003.

Office Occupancy Expense

Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of total revenue increased to 8.2% for the three months ended March 31, 2003 from 8.1% for the three months ended March 31, 2002. In the three months ended March 31, 2003 we relocated and/or expanded three facilities. In the three months ended March 31, 2002, we added one new facility and relocated and/or expanded four facilities.

We expect office occupancy expense to increase as we invest in the relocation and expansion of dental facilities.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Other Operating Expenses

Other operating expenses include insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue was 6.0% for the three months ended March 31, 2003 and March 31, 2002. The increase in other operating expenses was primarily due to higher insurance costs of $141,000, a 79% increase over the prior year, and $90,000 to terminate a lease at one of our administrative facilities. Other operating expenses are expected to be impacted over the remainder of 2003 due to increased insurance expenses.

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue was 2.6% for the three months ended March 31, 2003 and March 31, 2002. The increase in general corporate expenses was primarily due to $110,000 of relocation costs for two members of our management team and compensation expense of an additional member of our management team who joined during the third quarter of 2002.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facilities, local and regional management offices and our corporate office. Depreciation expense decreased as a percentage of total revenue to 2.1% for the three months ended March 31, 2003 from 2.3% for the three months ended March 31, 2002. The decrease in deprecation expense as a percentage of total revenue was primarily due to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility and per operatory over the prior year.

We expect to continue to invest in the relocation and expansion of our physical capacity. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.7% for the three months ended March 31, 2003 from 1.8% for the three months ended March 31, 2002. The decrease was caused by the number of affiliations and acquisitions in recent periods being less than the average since our founding. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Interest Expense, Net

Net interest expense decreased to $633,000 for the three months ended March 31, 2003 from $816,000 for the three months ended March 31, 2002. The decrease was due to a lower overall interest rate and lower debt balance.

Income Taxes

Our effective tax rate was approximately 38.5% and 38.9% for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate decreased due to fluctuations in taxable income in various states in which we operate. We anticipate the annual effective tax rate for 2003 to be similar to the annual effective tax rate of 38.5% in 2002.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Liquidity and Capital Resources

We have financed our capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

For the three months ended March 31, 2003 and 2002, cash provided by operating activities amounted to $2,804,000 and $4,080,000, respectively. For the three months ended March 31, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses, partially offset by an increase in receivables due from affiliated dental groups and an increase in other current assets. The increase in receivables due from affiliated dental groups, which totaled $897,000, was due to an increase in patient receivables at our affiliated dental groups. For the three months ended March 31, 2002, cash from operations primarily resulted from net earnings after adding back non-cash items and a decrease in income tax receivables due to income tax incurred during the first three months ended March 31, 2002.

For the three months ended March 31, 2003 and 2002, cash used for investing activities amounted to $1,361,000 and $1,149,000, respectively. Cash used for investing activities during the three months ended March 31, 2003 and 2002 was primarily for capital expenditures. Capital expenditures were $1,151,000 and $826,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. Capital expenditures for the three months ended March 31, 2003 included costs associated with the relocation and/or expansion of three dental facilities. Capital expenditures for the three months ended March 31, 2002 included costs associated with the addition of one new dental facility and the relocation and/or expansion of four dental facilities. We expect that capital expenditures for the remainder of 2003 to be higher than in past years due to the relocation of two additional dental facilities, combining our two dental laboratories into one new laboratory, expansion of several additional dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the three months ended March 31, 2003 and 2002, cash used for financing activities amounted to $1,294,000 and $2,886,000, respectively. Cash used for financing activities for the three months ended March 31, 2003 resulted from the repayment of indebtedness of $1,416,000, offset by the proceeds from the issuance of Common Stock under the Company’s employee stock purchase plan and from stock option exercises of $115,000 and $7,000, respectively. Cash used for financing activities for the three months ended March 31, 2002 resulted from the repayment of indebtedness of $3,001,000, offset by proceeds from the issuance of Common Stock under the Company’s employee stock purchase plan of $115,000.

The Company has a $75 million credit facility that is used for general corporate purposes, including affiliations, acquisitions and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of March 31, 2003 was $45,100,000. The unused balance at March 31, 2003 was $29,900,000 and based on borrowing covenants $10,331,000 was available for borrowing.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of March 31, 2003, 679,878 shares and $20,110,900 of notes remain available for issuance under this Shelf Registration Statement.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and common stock as consideration for past affiliations and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our common stock does not maintain sufficient valuation or if potential affiliation candidates are unwilling to accept our common stock or subordinated debt as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified. While we are continually evaluating new affiliation opportunities, it is expected that the number of new affiliations over the next twelve months will be at levels we have achieved during the past two years rather than the overall pace since our founding.

Any excess cash will be used to reduce indebtedness or to repurchase Common Stock through our previously announced repurchase program, pursuant to which approximately $1,100,000 million remains available to repurchase additional shares.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

•	Valuation of receivables due from affiliated dental groups. The Company’s carrying amount of receivables due from affiliated dental groups requires management to assess the collectibility of our business fees. Our fees are dependent on the economic viability of the affiliated dental groups based on actual and expected future financial performance including collectibility of the affiliated dental groups’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated dental groups’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated dental groups’ patient receivable would be required which may impact the collectibility of receivables due from affiliated dental groups.

To date we have not recorded any losses related to our receivables due from affiliated dental groups.

•	Goodwill and other intangibles assets. Our business acquisitions and affiliations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

As part of each affiliation and acquisition, we determine the amount of goodwill and intangible assets related to the transaction. In determining the amount of goodwill or intangible assets we estimate the fair value of the assets acquired and liabilities assumed. In determining fair value, we review the balance sheet of the acquired company to ensure the reasonableness of the balances, including the collectibility of receivables, value of inventory on hand, replacement value and depreciable lives of property and equipment and appropriate level of accrued liabilities. In determining the amount of intangible assets related to customer relationships as part of an acquisition, we estimate future discounted cash flows based on many factors, including historical and projected revenue streams and operating margins and customer attrition rates. If the facts and circumstances change indicating that fair value of tangible net assets or intangible assets should change, future period results could be impacted.

For definite-lived intangible assets related to service agreements, we evaluate the amortization period based on the facts and circumstances of each individual affiliation. Our evaluation includes reviewing historical and projected operating results, dental benefit plan provider contracts, customer and patient stability and market presence in the geographic area that we are entering, along with other relevant factors. The initial amortization period for definite-lived intangibles is generally 15 to 25 years. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

Management performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We determine impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount reflecting our average cost of funds. If impairment were determined, we would make the appropriate adjustment to goodwill to reduce the asset’s carrying value.

Management performs an impairment test on definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired, such as loss of key personnel or competition. We review the undiscounted net cash flows of the asset to the carrying value of the intangible asset and projected revenue streams when performing the impairment test on intangible assets. If impairment was determined, we would make the appropriate adjustment to the intangible assets to reduce the asset’s carrying value to fair value.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

To date we have not recorded any impairment charges or write-downs of goodwill and intangible assets.

•	Income Taxes. Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required under the guidelines of Statement No. 109, “Accounting for Income Taxes.”

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION—(Continued)

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2003 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $451,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures alert them to material information relating to the Company required to be included in this report.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to completion of the evaluation.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. Our affiliated PCs and the dentists and independent contractors employed or retained by them are from time to time subject to professional liability and other claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan.

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the three-month period ended March 31, 2003.

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 14, 2003	By:	/s/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President, and Chief Executive Officer (principal executive officer)

May 14, 2003	By:	/s/ BREHT T. FEIGH
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

Dated: May 14, 2003	By:	/s/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President, and Chief Executive Officer

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

Dated: May 14, 2003	By:	/s/ BREHT T. FEIGH
Breht T. Feigh Chief Financial Officer and Treasurer

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan.

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan.

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.