Form 10-Q
period 2003-06-30
AMERICAN DENTAL PARTNERS INC
filed 2003-08-08
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    YES  ☐    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  ☐    YES  ☒    NO

Indicate the number of shares outstanding of each of the issurer’s classes of common stock as of the latest practicable date.

The number of shares of Common Stock, $0.01 par value, outstanding as of August 7, 2003 was 7,347,622.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$996	$844
Accounts receivable	871	824
Receivables due from affiliated dental groups	18,112	17,631
Inventories	1,985	1,963
Prepaid expenses and other receivables	2,609	1,964
Deferred income taxes	624	624

Total current assets	25,197	23,850

Property and equipment, net	32,533	31,925
Non-current assets:
Goodwill, net	5,074	5,045
Intangible assets, net	85,769	83,575
Other assets	522	620

Total non-current assets	91,365	89,240

Total assets	$149,095	$145,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,734	$7,959
Accrued compensation and benefits	4,425	4,286
Accrued expenses	4,837	3,675
Current maturities of debt	1,754	1,586

Total current liabilities	18,750	17,506

Non-current liabilities:
Long-term debt	49,113	49,677
Deferred income taxes	10,565	10,566
Other liabilities	263	350

Total non-current liabilities	59,941	60,593

Total liabilities	78,691	78,099

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,916,357 and 7,836,572 shares issued and 7,333,857 and 7,254,072 shares outstanding at June 30, 2003 and December 31, 2002, respectively	79	78
Additional paid-in capital	48,691	48,039
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	25,508	22,673

Total stockholders’ equity	70,404	66,916
Commitments and contingencies

Total liabilities and stockholders’ equity	$149,095	$145,015

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	$41,012	$36,265	$80,044	$71,570
Operating expenses:
Salaries and benefits	17,886	15,748	35,428	31,369
Lab fees and dental supplies	6,875	6,305	13,386	11,955
Office occupancy expenses	5,027	4,442	9,957	8,847
Other operating expenses	3,702	3,196	7,313	6,443
General corporate expenses	1,773	1,458	3,353	2,886
Depreciation expense	1,360	1,209	2,640	2,432
Amortization of intangible assets	1,056	997	2,096	1,985

Total operating expenses	37,679	33,355	74,173	65,917

Earnings from operations	3,333	2,910	5,871	5,653
Interest expense, net	628	770	1,261	1,586

Earnings before income taxes	2,705	2,140	4,610	4,067
Income taxes	1,041	817	1,775	1,567

Net earnings	$1,664	$1,323	$2,835	$2,500

Net earnings per common share:
Basic	$0.23	$0.18	$0.39	$0.35

Diluted	$0.22	$0.18	$0.38	$0.34

Weighted average common shares outstanding:
Basic	7,312	7,207	7,289	7,205

Diluted	7,557	7,461	7,538	7,425

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,835	$2,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,640	2,432
Amortization of intangible assets	2,096	1,985
Other amortization	114	114
Deferred income taxes	2	—
(Gain) loss on disposal of property and equipment	7	(20)
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	(47)	(20)
Receivables due from affiliated dental groups	(489)	789
Other current assets	(412)	(205)
Accounts payable and accrued expenses	1,065	68
Accrued compensation and benefits	167	(160)
Accrued special charges	—	(166)
Income taxes payable and receivable, net	(154)	783

Net cash provided by operating activities	7,824	8,100

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(4,425)	(2,982)
Capital expenditures, net	(2,162)	(2,023)
Contingent and deferred payments	(131)	(80)
Other	(192)	(124)

Net cash used for investing activities	(6,910)	(5,209)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(880)	(2,350)
Repayment of borrowings	(507)	(543)
Common stock issued for the employee stock purchase plan	115	115
Proceeds from issuance of common stock for exercise of stock options	510	24

Net cash used for financing activities	(762)	(2,754)

Increase in cash and cash equivalents	152	137
Cash and cash equivalents at beginning of period	844	1,540

Cash and cash equivalents at end of period	$996	$1,677

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$1,103	$1,390

Cash paid during the period for income taxes, net	$1,921	$798

Acquisitions and affiliations:
Assets acquired	$5,688	$3,814
Liabilities assumed and issued	(1,263)	(733)

Cash paid	4,425	3,081
Less cash acquired	—	(99)

Net cash paid for acquisitions and affiliations	$4,425	$2,982

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) was formed in December 1995 to provide business services to dental groups and commenced operations in January 1996. The Company acquires selected assets of the dental groups with which it affiliates and enters into long-term service agreements with the affiliated dental practices. The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2003
Service agreements	$104,812	$(19,232)	$85,580
Customer relationships	205	(16)	189

Total intangible assets	$105,017	$(19,248)	$85,769

December 31, 2002
Service agreements	$100,521	$(17,142)	$83,379
Customer relationships	205	(9)	196

Total intangible assets	$100,726	$(17,151)	$83,575

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible amortization expense was $1,056,000 and $997,000 for the three months ended June 30, 2003 and 2002 and $2,096,000 and $1,985,000 for the six months ending June 30, 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years ending June 30, 2004, 2005, 2006, 2007 and 2008 is $4,268,000, $4,268,000, $4,266,000, $4,262,000 and $4,262,000, respectively.

Management performed its annual impairment test on goodwill during the first quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of June 30, 2003.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of June 30, 2003.

(4) Stock Option Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows the Company’s pro forma net earnings and earnings per share if the company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$1,664	$1,323	$2,835	$2,500
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(127)	(161)	(244)	(265)

Pro forma net earnings	$1,537	$1,162	$2,591	$2,236

Earnings per share:
Basic, as reported	$0.23	$0.18	$0.39	$0.35

Basic, pro forma	$0.21	$0.16	$0.36	$0.31

Diluted, as reported	$0.22	$0.18	$0.38	$0.34

Diluted, pro forma	$0.20	$0.16	$0.35	$0.30

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options at current market value at an exchange ratio of 0.9 for each option tendered. The new stock options will be granted at least six months after tendered options have been cancelled at the then prevailing market price of the Company’s Common Stock. The total number of options tendered was 276,000 by 21 employees, with 248,000 options due to be reissued. Under APB 25, the Company will not record compensation expense as a result of the transaction; however, the effect of this exchange will be presented in the pro forma disclosure in accordance with SFAS 123.

(5) Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reimbursement of expenses:
Salaries and benefits	$14,509	$12,869	$28,620	$25,668
Lab and dental supplies	7,026	6,200	13,608	11,850
Office occupancy expenses	4,570	4,122	9,018	8,220
Other operating expenses	3,009	2,709	5,939	5,374
Depreciation expense	1,132	1,022	2,186	2,045

Total reimbursement of expenses	30,246	26,922	59,371	53,157
Business service fees	9,025	7,730	17,203	15,527

Business services provided to affiliated dental groups	39,271	34,652	76,574	68,684
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,741	1,613	3,470	2,886

Total net revenue	$41,012	$36,265	$80,044	$71,570

Net revenue from the Company’s service agreement with Park Dental represented approximately 30% and 33% of its consolidated net revenue for the three months ended June 30, 2003 and 2002, and 31% and 33% for the six months ended June 30, 2003 and 2002, respectively. No other service agreement or customer related to other revenue accounted for 10% of consolidated net revenue.

A portion of the Company’s revenue related to the arrangement of the provision of care to patients is paid by the Company to its affiliated dental groups and is included in the affiliated dental groups’ adjusted gross revenue. The Company made payments of $504,000 and $616,000 during the three months ended June 30, 2003 and 2002 and $1,014,000 and $1,229,000 during the six months ended June 30, 2003 and 2002, respectively, of which $221,000 and $260,000 was paid to its affiliated dental groups during the three months ended June 30, 2003 and 2002 and $462,000 and $544,000 during the six months ended June 30, 2003 and 2002, respectively.

During the three months ended September 30, 2002, the Company changed its revenue presentation for certain contractual arrangements related to the provision of care to patients from gross to net. The Company reclassified the amounts reported for the three and six months ended June 30, 2002 to conform to the current year presentation. Net income was not impacted by this reclassification. The reclassification reduced revenue and salaries and benefits by $1,571,000 for the three months ended June 30, 2002 and $3,117,000 for the six months ended June 30, 2002.

The Company does not own or control the affiliated dental groups and, accordingly, does not consolidate the financial statements of the affiliated dental groups with its consolidated financial statements. The affiliated dental groups retain sole authority, responsibility, supervision and control over the provision of dental care to patients. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to the Company, the amounts retained by the affiliated dental groups are used for compensation of dentists and in certain states where the affiliated dental group must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. As of June 30, 2003, the Company had $18,112,000 in outstanding receivables due from affiliated dental groups. The following table provides the adjusted gross revenue and amounts retained by the affiliated dental groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Adjusted gross revenue—affiliated dental groups	$61,473	$53,460	$119,697	$106,417
Amounts retained by affiliated dental groups	22,202	18,808	43,123	37,733

Net revenue earned under service agreements	$39,271	$34,652	$76,574	$68,684

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The components of basic and diluted earnings per share computations for the three months and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,664	$1,323	$2,835	$2,500

Weighted average common shares outstanding	7,312	7,207	7,289	7,205

Net earnings per share	$0.23	$0.18	$0.39	$0.35

Diluted Earnings Per Share:
Net earning available to common stockholders	$1,664	$1,323	$2,835	$2,500

Weighted average common shares to outstanding	7,312	7,207	7,289	7,205
Add: Dilutive effect of options(1)	245	254	249	220

Weighted average common shares as adjusted	7,557	7,461	7,538	7,425

Net earnings per share	$0.22	$0.18	$0.38	$0.34

(1)	Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 140,366 and 411,603 for the three months ended June 30, 2003 and 2002, and 145,719 and 415,268 for the six months ended June 30, 2003 and 2002, respectively.

(7) Internal Use Software

During 2002, the Company approved a plan to redesign Comdent, a proprietary practice management system, that is used by many of the Company’s affiliated dental groups. The redesigned Comdent will expand clinical, managerial and financial capabilities and is targeted for completion in 2005. Costs incurred are being accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which included capitalizing applicable costs beginning in 2003. During the three and six months ended June 30, 2003, the Company had capitalized $86,000 and $153,000 of costs incurred, respectively. Amortization of these costs will begin when the project is complete and the software has been implemented.

(8) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. Under Interpretation No. 46, the Company is required to evaluate whether the affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. The Company is continuing to evaluate the interpretation and assessing the impact on its consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how companies should classify and measure certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after June 15, 2003. The Company has determined that Statement No. 150 does not have any impact on its consolidated financial statements.

(9) Subsequent Event

In July 2003, the Company issued stock options to employees who tendered certain stock options as part of its one-time stock option exchange program (see Note 4 for details.) The total number of options reissued was 248,000. Under APB 25, the Company will not record compensation expense as a result of the transaction; however, the effect of this exchange will be presented in the pro forma disclosure in accordance with SFAS 123.

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

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2003, we were affiliated with 23 dental groups, comprising 411 dentists practicing in 173 locations in 17 states.

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

On May 1, 2003, the Company affiliated with Redwood Dental Group, a group dental practice in Detroit, Michigan. The Company acquired certain non-clinical assets and entered into 40-year service agreement with the professional corporation. This affiliation resulted in the addition of five dental facilities with 57 operatories. The aggregate purchase price paid in connection with this transaction consisted of $4,305,000 in cash, $945,000 in subordinated notes and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending April 30, 2004.

Affiliate Adjusted Gross Revenue Compared to Net Revenue Earned Under Service Agreements

Affiliated Adjusted Gross Revenue

We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with our financial statements. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the six months ended June 30, 2003 was approximately 40% fee-for-service, 37% PPO plans and 23% capitated managed care plans. For the six months ended June 30, 2002, the aggregate payor mix percentage of our affiliated groups was approximately 47% fee-for-service, 27% PPO plans and 26% capitated managed care plans.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

After reimbursement of expenses and payment of business service fees to us, the amounts retained by the PCs include compensation of dentists and in certain states where the PCs must employ dental assistants and/or hygenists, compensation of such clinical employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Adjusted gross revenue—affiliated dental groups	$61,473	$53,460	$119,697	$106,417
Amounts retained by affiliated dental groups	22,202	18,808	43,123	37,733

Net revenue earned under service agreements	$39,271	$34,652	$76,574	$68,684

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reimbursement of expenses	$30,246	$26,922	$59,371	$53,157
Business service fees	9,025	7,730	17,203	15,527

Net revenue earned under service agreements	$39,271	$34,652	$76,574	$68,684

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

The following table sets forth the three and six months ended June 30, 2003 and 2002, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue and net revenue for items in our consolidated statements of income (in thousands):

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Amount	% of Total Revenue	% of Net Revenue	Amount	% of Total Revenue	% of Net Revenue
Adjusted gross revenue—affiliated dental groups	$61,473	97.2%		$53,460	97.1%
Other revenue	1,741	2.8		1,613	2.9

Total revenue	63,214	100.0		55,073	100.0
Amounts retained by affiliated dental groups	22,202	35.1		18,808	34.2

Net revenue	$41,012	64.9	100.0%	36,265	65.8	100.0%
Salaries and benefits	17,886	28.3	43.6	15,748	28.6	43.4
Lab fees and dental supplies	6,875	10.9	16.8	6,305	11.4	17.4
Office occupancy	5,027	8.0	12.3	4,442	8.1	12.2
Other operating expenses	3,702	5.9	9.0	3,196	5.8	8.8
General corporate expenses	1,773	2.8	4.3	1,458	2.6	4.0
Depreciation expense	1,360	2.2	3.3	1,209	2.2	3.3
Amortization of intangible assets	1,056	1.7	2.6	997	1.8	2.7

Total operating expenses	37,679	59.6	91.9	33,355	60.6	92.0

Earnings from operations	3,333	5.3	8.1	2,910	5.3	8.0
Interest expense, net	628	1.0	1.5	770	1.4	2.1

Earnings before income taxes	2,705	4.3	6.6	2,140	3.9	5.9
Income taxes	1,041	1.6	2.5	817	1.5	2.3

Net earnings	$1,664	2.6%	4.1%	$1,323	2.4%	3.6%

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Amount	% of Total Revenue	% of Net Revenue	Amount	% of Total Revenue	% of Net Revenue
Adjusted gross revenue—affiliated dental groups	$119,697	97.2%		$106,417	97.4%
Other revenue	3,470	2.8		2,886	2.6

Total revenue	123,167	100.0		109,303	100.0
Amounts retained by affiliated dental groups	43,123	35.0		37,733	34.5

Net revenue	80,044	65.0	100.0%	71,570	65.5	100.0%
Salaries and benefits	35,428	28.8	44.3	31,369	28.7	43.8
Lab fees and dental supplies	13,386	10.9	16.7	11,955	10.9	16.7
Office occupancy	9,957	8.1	12.4	8,847	8.1	12.4
Other operating expenses	7,313	5.9	9.1	6,443	5.9	9.0
General corporate expenses	3,353	2.7	4.2	2,886	2.6	4.0
Depreciation expense	2,640	2.1	3.3	2,432	2.2	3.4
Amortization of intangible assets	2,096	1.7	2.6	1,985	1.8	2.8

Total operating expenses	74,173	60.2	92.7	65,917	60.3	92.1

Earnings from operations	5,871	4.8	7.3	5,653	5.2	7.9
Interest expense, net	1,261	1.0	1.6	1,586	1.5	2.2

Earnings before income taxes	4,610	3.7	5.8	4,067	3.7	5.7
Income taxes	1,775	1.4	2.2	1,567	1.4	2.2

Net earnings	$2,835	2.3%	3.5%	$2,500	2.3%	3.5%

Total Revenue

Total revenue increased 14.8% to $63,214,000 for the three months ended June 30, 2003 from $55,073,000 for the three months ended June 30, 2002 and 12.7% to $123,167,000 for the six months ended June 30, 2003 from $109,303,000 for the six months ended June 30, 2002. The increase was primarily the result of new affiliations and the acquisition of two dental laboratories along with growth at our existing affiliates. Same market affiliate adjusted gross revenue growth was 3.9% and 3.3% for the three and six months ended June 30, 2003, respectively. Same market affiliate adjusted gross revenue excludes affiliations that occurred after July 1, 2002.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

The following table sets forth the three and six months ended June 30, 2003 and 2002, same market affiliate adjusted gross revenue, percentage growth between the three and six months ended June 30, 2003 and 2002 and a reconciliation to net revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Growth	2003	2002	% Growth
Adjusted gross revenue—affiliated dental groups:
Dental groups affiliated with the Company prior to July 1, 2002	$55,554	$53,460	3.9%	$109,945	$106,417	3.3%
Dental groups that completed affiliations with the Company after July 1, 2002 and during 2003	5,919	—	—	9,752	—	—

Total adjusted gross revenue—affiliated dental groups	61,473	53,460	15.0%	119,697	106,417	12.5%
Other revenue	1,741	1,613	7.9%	3,470	2,886	20.2%

Total revenue	63,214	55,073	14.8%	123,167	109,303	12.7%
Amounts retained by affiliated dental groups	22,202	18,808	18.0%	43,123	37,733	14.3%

Net revenue	$41,012	$36,265	13.1%	$80,044	$71,570	11.8%

Amounts Retained by Affiliated Dental Groups

Amounts retained by affiliated dental groups increased 18.0% to $22,202,000 for the three months ended June 30, 2003 from $18,808,000 for the three months ended June 30, 2002 and 14.3% to $43,123,000 for the six months ended June 30, 2003 from $37,733,000 for the six months ended June 30, 2002. The amounts retained by affiliated dental groups as a percentage of total revenue was 35.1% and 34.2% for the three months ended June 30, 2003 and June 30, 2002 and 35.0% and 34.5% for the six months ended June 30, 2003 and 2002, respectively.

We have entered into affiliation transactions with a number of dental groups located in states where dental hygienists and dental assistants are required by law to be employed by the PCs. The increase in amounts retained by affiliated dental groups and as a percentage of total revenue is mainly attributable to entering into affiliations subsequent to July 1, 2002 where dental hygienists and dental assistants are employed by the PC’s.

Net Revenue

Net revenue increased 13.1% to $41,012,000 for the three months ended June 30, 2003 from $36,265,000 for the three months ended June 30, 2002 and increased 11.8% to $80,044,000 for the six months ended June 30, 2003 from $71,570,000 for the six months ended June 30, 2002. During the three months ended June 30, 2003, 10.2% of the increase was attributable to the current year impact of entering into service agreements with four dental groups and acquiring two dental laboratories during 2002, with 2.9% attributable to same market net revenue growth. During the six months ended June 30, 2003, 9.2% of the increase was attributable to the current year impact of entering into service agreements with four dental groups and acquiring two dental laboratories during 2002, with 2.6% attributable to same market net revenue growth.

Net revenue derived from our service agreement with Park Dental represented approximately 30% and 33% of our consolidated net revenue for the three months ended June 30, 2003 and 2002 and 31% and 33% of our consolidated net revenue for the six months ended June 30, 2003 and 2002, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of net revenue.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

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

Salaries and benefits expense as a percentage of total revenue decreased to 28.3% for the three months ended June 30, 2003 from 28.6% for the three months ended June 30, 2002 and increased to 28.8% for the six months ended June 30, 2003 from 28.7% for the six months ended June 30, 2002. The decrease for the three months ended June 30, 2003 compared to the prior year was attributable to entering into affiliations subsequent to July 1, 2002 where the affiliated dental groups were required to employ the dental hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned. This decrease is partially offset by an increase in health insurance costs of $152,000, or 20%, over the prior year. The increase for the six months ended June 30, 2003 compared to the prior year was the result of the addition of two dental laboratories where salaries and benefits are generally a higher percentage of total revenue and an increase in health insurance costs of $372,000, or 24%, over the prior year. These increases were offset by a lower percentage of total revenue related to affiliations entered into subsequent to July 1, 2002.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.9% for the three months ended June 30, 2003 from 11.4% for the three months ended June 30, 2002, and was 10.9% for the six months ended June 30, 2003 and 2002. The level of expense for the three months ended June 30, 2003, though improved compared to the three months ended June 30, 2002, is more in line with levels experienced in recent quarters as we continue to work with our affiliated dental groups to better manage these costs.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of total revenue decreased to 8.0% for the three months ended June 30, 2003 from 8.1% for the three months ended June 30, 2002 and was 8.1% for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we relocated and/or expanded nine dental facilities. Office occupancy expense stayed consistent as a percentage of total revenue due to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility and per operatory over the prior year.

We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities and combining our two dental laboratories into one new laboratory.

Other Operating Expenses

Other operating expenses include non-health related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses increased as a percentage of total revenue to 5.9% for the three months ended June 30, 2003 from 5.8% for the three months ended June 30, 2002 and was 5.9% for the six months ended June 30, 2003 and 2002. The increase in other operating expenses for the three months ended June 30, 2003 was primarily due to increased insurance costs of $150,000, representing a 68% increase over the prior year. For the six months ended June 30, 2003, other operating expenses included increased insurance costs of $297,000, representing a 68% increase over the prior year, and $90,000 to terminate a lease at one of our administrative facilities. Other operating expenses are expected to be impacted over the remainder of 2003 due to increased insurance expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue increased to 2.8% for the three months ended June 30, 2003 from 2.6% for the three month period ended June 30, 2002 and increased to 2.7% for the six months ended June 30, 2003 from 2.6% for the six months ended June 30, 2002. The increase in general corporate expenses was due to incremental expense related to our incentive compensation plan and relocation costs for two members of our management team. These increases were partially offset by amounts received in conjunction with a legal settlement during the three months ended June 30, 2003.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue was 2.2% for the three months ended June 30, 2003 and 2002 and decreased to 2.1% for the six months ended June 30, 2003 from 2.2% for the six months ended June 30, 2002. The decrease in deprecation expense as a percentage of total revenue for the six months ended June 30, 2003 over the prior year was primarily due to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility and per operatory over the prior year.

We expect to continue to invest in the relocation and expansion of our physical capacity. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.7% for the three and six months ended June 30, 2003 from 1.8% for the three and six months ended June 30, 2002. The decrease was caused by the number of affiliations and acquisitions in recent periods being less than the average since our founding. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Interest Expense, Net

Net interest expense decreased to $628,000 from $770,000 for the three months ended June 30, 2003 and 2002, respectively, and to $1,261,000 from $1,586,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease was due to a lower overall interest rate and lower debt balance.

Income Taxes

Our effective tax rate was approximately 38.5% for the six months ended June 30, 2003 and 2002, respectively. We anticipate the annual effective tax rate for 2003 to be similar to the annual effective tax rate of 38.5% in 2002.

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

For the six months ended June 30, 2003 and 2002, cash provided by operating activities amounted to $7,824,000 and $8,100,000, respectively. For the six months ended June 30, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses, partially offset by an increase in receivables due from affiliated dental groups and an increase in other current assets. The increase in receivables due from affiliated dental groups, which totaled $489,000, was primarily due to an increase in patient receivables at our affiliated dental groups. For the six months ended June 30, 2002, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental groups and a decrease in income tax receivables due to income tax expense incurred during the first six months ended June 30, 2002. The decrease in receivables due from affiliated dental groups, which totaled $789,000, was due to a decrease in patient receivables at our affiliated dental groups.

For the six months ended June 30, 2003 and 2002, cash used for investing activities amounted to $6,910,000 and $5,209,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $4,425,000 and $2,982,000 for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures were $2,162,000 and $2,023,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. Capital expenditures for the six months ended June 30, 2003 included costs associated with the relocation and/or expansion of nine dental facilities. Capital expenditures for the six months ended June 30, 2002 included costs associated with the addition of one new dental facility and the relocation and/or expansion of five dental facilities and one administrative office. We expect that capital expenditures for the remainder of 2003 to be higher than in past years due to the relocation and expansion of additional dental facilities, combining our two dental laboratories into one new laboratory, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the six months ended June 30, 2003 and 2002, cash used by financing activities amounted to $762,000 and $2,754,000, respectively. Cash used for financing activities for the six months ended June 30, 2003 resulted from the repayment of indebtedness of $1,387,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and from stock option exercises of $115,000 and $510,000, respectively. Cash provided by financing activities for the six months ended June 30, 2002 resulted from the repayment of indebtedness of $2,893,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and stock option exercises of $115,000 and $24,000, respectively.

The Company has a $75,000,000 credit facility that is used for general corporate purposes, including affiliations, acquisitions and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of June 30, 2003 was $45,450,000. The unused balance at June 30, 2003 was $29,550,000 and based on borrowing covenants $13,119,000 was available for borrowing.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of June 30, 2003, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

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

(unaudited)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. Under Interpretation No. 46, the Company is required to evaluate whether the affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. The Company is continuing to evaluate the interpretation and assessing the impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how companies should classify and measure certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after June 15, 2003. The Company has determined that Statement No. 150 does not have any impact on its consolidation financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2003 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $454,500 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 2, 2003, at the offices of Summit Partners at 222 Berkeley Street in Boston, Massachusetts. At the meeting, the individuals listed below were elected to our Board of Directors for a term expiring in 2006. The table below indicates the votes for and votes withheld for such nominee:

Name	Votes For	Votes Withheld
Derrill W. Reeves	6,601,911	2,063
Gregory A. Serrao	6,598,211	5,763

Robert E. Hunter, James T. Kelly, Martin J. Mannion, and Gregory T. Swenson, D.D.S., also serve on our Board of Directors for terms which continue after the annual meeting. On July 1, 2003, Gerard M. Moufflet was appointed as to our Board of Directors as a new member.

At our annual meeting of shareholders, the shareholders also approved by the votes shown in the tables below, a proposal to increase the number of shares of Common Stock reserved for issuance under our 1996 Directors Stock Option Plan by 75,000 shares. The table below indicates the votes for, votes against, and votes abstained:

Votes for	6,531,810
Votes against	44,001
Abstain	28,163

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION—(Continued)

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (see Exhibit Index, page 26)

(b)	Reports on Form 8-K

During the three-month period ended June 30, 2003, the company filed one report on form 8-K.

The dates of the report and information are as follows:

Date of Report	Information Reported
May 6, 2003	Press release dated May 5, 2003 regarding earnings for the quarter ended March 31, 2003

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 8, 2003	/s/ Gregory A. Serrao
Gregory A. Serrao Chairman, President, and Chief Executive Officer (principal executive officer)

August 8, 2003	/s/ Breht T. Feigh
Breht T. Feigh Vice President, Chief Financial Officer and Treasurer (principal financial officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10(w)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2003, between PDHC, Ltd. and PDG, P.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.