Form 10-Q
period 2003-09-30
AMERICAN DENTAL PARTNERS INC
filed 2003-11-05
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock, $0.01 par value, outstanding as of November 3, 2003 was 7,352,440.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$823	$844
Accounts receivable	786	824
Receivables due from affiliated dental groups	16,982	17,631
Inventories	2,006	1,963
Prepaid expenses and other receivables	2,203	1,964
Deferred income taxes	624	624

Total current assets	23,424	23,850
Property and equipment, net	33,037	31,925
Non-current assets:
Goodwill, net	5,074	5,045
Intangible assets, net	84,907	83,575
Other assets	458	620

Total non-current assets	90,439	89,240

Total assets	$146,900	$145,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,783	$7,959
Accrued compensation and benefits	5,554	4,286
Accrued expenses	6,187	3,675
Current maturities of debt	1,756	1,586

Total current liabilities	21,280	17,506

Non-current liabilities:
Long-term debt	42,803	49,677
Deferred income taxes	10,564	10,566
Other liabilities	171	350

Total non-current liabilities	53,538	60,593

Total liabilities	74,818	78,099

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,934,940 and 7,836,572 shares issued and 7,352,440 and 7,254,072 shares outstanding at September 30, 2003 and December 31, 2002, respectively	79	78
Additional paid-in capital	48,833	48,039
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	27,044	22,673

Total stockholders’ equity	72,082	66,916
Commitments and contingencies

Total liabilities and stockholders’ equity	$146,900	$145,015

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$41,659	$37,465	$121,703	$109,035
Operating expenses:
Salaries and benefits	18,536	17,088	53,964	48,457
Lab fees and dental supplies	6,757	6,088	20,143	18,043
Office occupancy expenses	5,037	4,681	14,994	13,528
Other operating expenses	3,703	3,342	11,016	9,785
General corporate expenses	1,897	1,415	5,250	4,301
Depreciation expense	1,363	1,287	4,003	3,719
Amortization of intangible assets	1,072	1,016	3,168	3,001

Total operating expenses	38,365	34,917	112,538	100,834

Earnings from operations	3,294	2,548	9,165	8,201
Interest expense, net	628	755	1,889	2,341

Earnings before income taxes	2,666	1,793	7,276	5,860
Income taxes	1,130	693	2,905	2,260

Net earnings	$1,536	$1,100	$4,371	$3,600

Net earnings per common share:
Basic	$0.21	$0.15	$0.60	$0.50

Diluted	$0.20	$0.15	$0.58	$0.48

Weighted average common shares outstanding:
Basic	7,345	7,230	7,308	7,213

Diluted	7,586	7,460	7,550	7,436

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$4,371	$3,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,003	3,719
Amortization of intangible assets	3,168	3,001
Other amortization	171	175
Deferred income taxes	2	—
Gain on disposal of property and equipment	(62)	(20)
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	38	15
Receivables due from affiliated dental groups	641	1,195
Other current assets	(171)	(295)
Accounts payable and accrued expenses	1,568	(342)
Accrued compensation and benefits	1,296	501
Accrued special charges	—	(194)
Income taxes payable and receivable, net	854	981

Net cash provided by operating activities	15,879	12,336

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(4,536)	(6,193)
Capital expenditures, net	(4,146)	(3,218)
Proceeds from the sale of property and equipment	175	—
Contingent and deferred payments	(138)	(151)
Other	(284)	(319)

Net cash used for investing activities	(8,929)	(9,881)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(6,780)	(2,335)
Principal payments of debt	(915)	(1,182)
Common stock issued for the employee stock purchase plan	219	239
Proceeds from issuance of common stock for exercise of stock options	544	69
Payment of debt issuance costs	(39)	—

Net cash used for financing activities	(6,971)	(3,209)

Decrease in cash and cash equivalents	(21)	(754)
Cash and cash equivalents at beginning of period	844	1,540

Cash and cash equivalents at end of period	$823	$786

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$1,782	$2,140

Cash paid during the period for income taxes, net	$2,051	$1,232

Acquisitions and affiliations:
Assets acquired	$5,915	$8,100
Liabilities assumed and issued	(1,379)	(1,746)

Cash paid	4,536	6,354
Less cash acquired	—	(161)

Net cash paid for acquisitions and affiliations	$4,536	$6,193

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

(3)	Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2003

Service agreements	$105,021	$(20,300)	$84,721
Customer relationships	205	(19)	186

Total intangible assets	$105,226	$(20,319)	$84,907

December 31, 2002

Service agreements	$100,521	$(17,142)	$83,379
Customer relationships	205	(9)	196

Total intangible assets	$100,726	$(17,151)	$83,575

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible amortization expense was $1,072,000 and $1,016,000 for the three months ended September 30, 2003 and 2002 and $3,168,000 and $3,001,000 for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $4,285,000, $4,285,000, $4,280,000, $4,279,000 and $4,278,000, respectively.

Management performed its annual impairment test on goodwill during the first quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of September 30, 2003.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of September 30, 2003.

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

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$1,536	$1,100	$4,371	$3,600
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(169)	(118)	(382)	(364)

Pro forma net earnings	$1,367	$982	$3,989	$3,236

Earnings per share:
Basic, as reported	$0.21	$0.15	$0.60	$0.50

Basic, pro forma	$0.19	$0.14	$0.55	$0.45

Diluted, as reported	$0.20	$0.15	$0.58	$0.48

Diluted, pro forma	$0.18	$0.13	$0.53	$0.44

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options that were to be issued at least six months later at the then current market value at an exchange ratio of 0.9 replacement options for each option tendered. The total number of options tendered in January 2003 was 276,000 with an average exercise price of $14.05 by 21 employees, and in July 2003 248,000 options with an exercise price of $8.98 were reissued. Under APB 25, the Company will not record compensation expense as a result of the transaction; however, the effect of this exchange is presented in the pro forma disclosure in accordance with SFAS 123.

(5)	Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated dental groups pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reimbursement of expenses:
Salaries and benefits	$15,102	$13,677	$43,723	$39,345
Lab and dental supplies	6,931	5,975	20,538	17,859
Office occupancy expenses	4,719	4,329	13,736	12,549
Other operating expenses	3,065	2,766	9,005	8,106
Depreciation expense	1,141	1,069	3,327	3,114

Total reimbursement of expenses	30,958	27,816	90,329	80,973
Business service fees	9,144	7,717	26,348	23,244

Business services provided to affiliated dental groups	40,102	35,533	116,677	104,217
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,557	1,932	5,026	4,818

Total net revenue	$41,659	$37,465	$121,703	$109,035

Net revenue from the Company’s service agreement with Park Dental represented approximately 30% and 31% of its consolidated net revenue for the three months ended September 30, 2003 and 2002, and 31% and 32% for the nine months ended September 30, 2003 and 2002, respectively. Effective July 1, 2003, our affiliated dental groups in Wisconsin merged into one affiliated group, thereby resulting in the Company’s net revenue from its service agreement becoming greater than 10% of our consolidated net revenue. Net revenue from the Company’s service agreement with Wisconsin Dental Group represented approximately 13% and 14% of its consolidated net revenue for the three months ended September 30, 2003 and 2002, and 13% and 15% for the nine months ended September 30, 2003 and 2002, respectively. No other service agreements or customers related to other revenue accounted for greater than 10% of consolidated net revenue.

A portion of the Company’s revenue related to the arrangement of the provision of care to patients is paid by the Company to its affiliated dental groups and is included in the affiliated dental groups’ adjusted gross revenue. The Company made payments of $430,000 and $617,000 during the three months ended September 30, 2003 and 2002 and $1,444,000 and $1,846,000 during the nine months ended September 30, 2003 and 2002, respectively, of which $222,000 and $300,000 was paid to its affiliated dental groups during the three months ended September 30, 2003 and 2002 and $684,000 and $844,000 during the nine months ended September 30, 2003 and 2002, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company does not own or control the affiliated dental groups and, accordingly, does not consolidate the financial statements of the affiliated dental groups with its consolidated financial statements. The affiliated dental groups retain sole authority, responsibility, supervision and control over the provision of dental care to patients. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to the Company, the amounts retained by the affiliated dental groups are used for compensation of dentists and in certain states where the affiliated dental group must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. As of September 30, 2003, the Company had $16,982,000 in outstanding receivables due from affiliated dental groups. The following table provides the adjusted gross revenue and amounts retained by the affiliated dental groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjusted gross revenue - affiliated dental groups	$63,043	$54,957	$182,740	$161,374
Amounts retained by affiliated dental groups	22,941	19,424	66,063	57,157

Net revenue earned under service agreements	$40,102	$35,533	$116,677	$104,217

(6)	Earnings Per Share

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

The components of basic and diluted earnings per share computations for the three months and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,536	$1,100	$4,371	$3,600

Weighted average common shares outstanding	7,345	7,230	7,308	7,213

Net earnings per share	$0.21	$0.15	$0.60	$0.50

Diluted Earnings Per Share:
Net earning available to common stockholders	$1,536	$1,100	$4,371	$3,600

Weighted average common shares to outstanding	7,345	7,230	7,308	7,213
Add: Dilutive effect of options (1)	241	230	242	223

Weighted average common shares as adjusted	7,586	7,460	7,550	7,436

Net earnings per share	$0.20	$0.15	$0.58	$0.48

(1)	Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 101,890 and 471,150 for the three months ended September 30, 2003 and 2002, and 120,784 and 459,188 for the nine months ended September 30, 2003 and 2002, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(7)	Internal Use Software

During 2002, the Company approved a plan to redesign Comdent, a proprietary practice management system, that is used by many of the Company’s affiliated dental groups. The redesigned Comdent will expand clinical, managerial and financial capabilities and is targeted for completion in 2005. Costs incurred are being accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which included capitalizing applicable costs beginning in 2003. During the three and nine months ended September 30, 2003, the Company capitalized $86,000 and $239,000 of costs incurred, respectively. Amortization of these costs will begin when the project is complete and the software has been implemented.

(8)	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. The Company has determined Financial Staff Position 46-6 is applicable and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how companies should classify and measure certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after September 15, 2003. The Company has determined that Statement No. 150 does not have any impact on its consolidated financial statements.

(9)	Subsequent Event

On October 16, 2003, the Company terminated its existing $75,000,000 credit facility and entered into a new $75,000,000 credit facility. The new credit facility will be used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The new credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the new credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.25% to 1.00% for prime loans and 1.25% to 2.00% for LIBOR loans. In addition, the Company pays a commitment fee which ranges from 0.375% to 0.500% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is secured by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with certain financial and other covenants. As part of terminating its existing credit facility prior to its July 2004 maturity, the Company will expense $220,000 of unamortized debt issuance costs in the fourth quarter of 2003.

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

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2003, we were affiliated with 19 dental groups, comprising 409 dentists practicing in 173 locations in 17 states.

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

On May 1, 2003, the Company affiliated with Redwood Dental Group, a group dental practice in Detroit, Michigan. The Company acquired certain non-clinical assets and entered into a 40-year service agreement with the professional corporation. This affiliation resulted in the addition of five dental facilities with 57 operatories. The aggregate purchase price paid in connection with this transaction consisted of $4,305,000 in cash, $945,000 in subordinated notes and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending April 30, 2004.

Affiliate Adjusted Gross Revenue Compared to Net Revenue Earned Under Service Agreements

Affiliate Adjusted Gross Revenue

We do not own or control the affiliated dental groups and, accordingly, do not consolidate the financial statements of the PCs with our financial statements. Our affiliated dental groups generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental groups record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated groups for the nine months ended September 30, 2003 was approximately 40% fee-for-service, 37% PPO plans and 23% capitated managed care plans. For the nine months ended September 30, 2002, the aggregate payor mix percentage of our affiliated groups was approximately 46% fee-for-service, 28% PPO plans and 26% capitated managed care plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjusted gross revenue - affiliated dental groups	$63,043	$54,957	$182,740	$161,374
Amounts retained by affiliated dental groups	22,941	19,424	66,063	57,157

Net revenue earned under service agreements	$40,102	$35,533	$116,677	$104,217

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reimbursement of expenses	$30,958	$27,816	$90,329	$80,973
Business service fees	9,144	7,717	26,348	23,244

Net revenue earned under service agreements	$40,102	$35,533	$116,677	$104,217

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

The following table sets forth the three and nine months ended September 30, 2003 and 2002, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue and net revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Amount	% of Total Revenue	% of Net Revenue	Amount	% of Total Revenue	% of Net Revenue
Adjusted gross revenue - affiliated dental groups	$63,043	97.6%		$54,957	96.6%
Other revenue	1,557	2.4		1,932	3.4

Total revenue	64,600	100.0		56,889	100.0
Amounts retained by affiliated dental groups	22,941	35.5		19,424	34.1

Net revenue	41,659	64.5	100.0%	37,465	65.9	100.0%
Salaries and benefits	18,536	28.7	44.5	17,088	30.0	45.6
Lab fees and dental supplies	6,757	10.5	16.2	6,088	10.7	16.2
Office occupancy	5,037	7.8	12.1	4,681	8.2	12.5
Other operating expenses	3,703	5.7	8.9	3,342	5.9	8.9
General corporate expenses	1,897	2.9	4.6	1,415	2.5	3.8
Depreciation expense	1,363	2.1	3.3	1,287	2.3	3.4
Amortization of intangible assets	1,072	1.7	2.6	1,016	1.8	2.7

Total operating expenses	38,365	59.4	92.1	34,917	61.4	93.2

Earnings from operations	3,294	5.1	7.9	2,548	4.5	6.8
Interest expense, net	628	1.0	1.5	755	1.3	2.0

Earnings before income taxes	2,666	4.1	6.4	1,793	3.2	4.8
Income taxes	1,130	1.7	2.7	693	1.2	1.8

Net earnings	$1,536	2.4%	3.7%	$1,100	1.9%	2.9%

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Amount	% of Total Revenue	% of Net Revenue	Amount	% of Total Revenue	% of Net Revenue
Adjusted gross revenue - affiliated dental groups	$182,740	97.3%		$161,374	97.1%
Other revenue	5,026	2.7		4,818	2.9

Total revenue	187,766	100.0		166,192	100.0
Amounts retained by affiliated dental groups	66,063	35.2		57,157	34.4

Net revenue	121,703	64.8	100.0%	109,035	65.6	100.0%
Salaries and benefits	53,964	28.7	44.3	48,457	29.2	44.4
Lab fees and dental supplies	20,143	10.7	16.6	18,043	10.9	16.5
Office occupancy	14,994	8.0	12.3	13,528	8.1	12.4
Other operating expenses	11,016	5.9	9.1	9,785	5.9	9.0
General corporate expenses	5,250	2.8	4.3	4,301	2.6	3.9
Depreciation expense	4,003	2.1	3.3	3,719	2.2	3.4
Amortization of intangible assets	3,168	1.7	2.6	3,001	1.8	2.8

Total operating expenses	112,538	59.9	92.5	100,834	60.7	92.5

Earnings from operations	9,165	4.9	7.5	8,201	4.9	7.5
Interest expense, net	1,889	1.0	1.6	2,341	1.4	2.1

Earnings before income taxes	7,276	3.9	6.0	5,860	3.5	5.4
Income taxes	2,905	1.5	2.4	2,260	1.4	2.1

Net earnings	$4,371	2.3%	3.6%	$3,600	2.2%	3.3%

Total Revenue

Total revenue increased 13.6% to $64,600,000 for the three months ended September 30, 2003 from $56,889,000 for the three months ended September 30, 2002 and 13.0% to $187,766,000 for the nine months ended September 30, 2003 from $166,192,000 for the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 was primarily the result of growth at our existing affiliates along with new affiliations. The increase for the nine months ended September 30, 2003 was primarily the result of new affiliations and the acquisition of two dental laboratories along with growth at our existing affiliates. Same market affiliate adjusted gross revenue growth was 7.5% and 4.7% for the three and nine months ended September 30, 2003, respectively. Same market affiliate adjusted gross revenue excludes affiliations that occurred after July 1, 2002.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

The following table sets forth the three and nine months ended September 30, 2003 and 2002, same market affiliate adjusted gross revenue, percentage growth between the three and nine months ended September 30, 2003 and 2002 and a reconciliation to net revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Growth	2003	2002	% Growth
Adjusted gross revenue—affiliated dental groups:
Dental groups affiliated with the Company prior to July 1, 2002	$56,565	$52,634	7.5%	$166,509	$159,051	4.7%
Dental groups that completed affiliations with the Company after July 1, 2002	6,478	2,323	178.9%	16,231	2,323	598.7%

Total adjusted gross revenue—affiliated dental groups	63,043	54,957	14.7%	182,740	161,374	13.2%
Other revenue	1,557	1,932	-19.4%	5,026	4,818	4.3%

Total revenue	64,600	56,889	13.6%	187,766	166,192	13.0%
Amounts retained by affiliated dental groups	22,941	19,424	18.1%	66,063	57,157	15.6%

Net revenue	$41,659	$37,465	11.2%	$121,703	$109,035	11.6%

Amounts Retained by Affiliated Dental Groups

Amounts retained by affiliated dental groups increased 18.1% to $22,941,000 for the three months ended September 30, 2003 from $19,424,000 for the three months ended September 30, 2002 and 15.6% to $66,063,000 for the nine months ended September 30, 2003 from $57,157,000 for the nine months ended September 30, 2002. The amounts retained by affiliated dental groups as a percentage of total revenue was 35.5% and 34.1% for the three months ended September 30, 2003 and September 30, 2002 and 35.2% and 34.4% for the nine months ended September 30, 2003 and 2002, respectively.

We have entered into affiliation transactions with a number of dental groups located in states where dental hygienists and dental assistants are required by law to be employed by the PCs. The increase in amounts retained by affiliated dental groups and as a percentage of total revenue is mainly attributable to entering into affiliations subsequent to July 1, 2002 where dental hygienists and dental assistants are employed by the PCs. In addition, there has been an increase in health and workers compensation insurance costs over the prior year.

Net Revenue

Net revenue increased 11.2% to $41,659,000 for the three months ended September 30, 2003 from $37,465,000 for the three months ended September 30, 2002 and increased 11.6% to $121,703,000 for the nine months ended September 30, 2003 from $109,035,000 for the nine months ended September 30, 2002. During the three months ended September 30, 2003, 5.6% of the increase was attributable to the current year impact of entering into service agreements with four dental groups, with 5.6% attributable to same market net revenue growth. During the nine months ended September 30, 2003, 7.7% of the increase was attributable to the current year impact of entering into service agreements with four dental groups and acquiring two dental laboratories during 2002, with 3.9% attributable to same market net revenue growth.

Net revenue derived from our service agreement with Park Dental represented approximately 30% and 31% of our consolidated net revenue for the three months ended September 30, 2003 and 2002 and 31% and 32% of our consolidated net revenue for the nine months ended September 30, 2003 and 2002, respectively. Effective July 1, 2003, our affiliated dental groups in Wisconsin merged into one affiliated group, thereby resulting in our net revenue from its service agreement becoming greater than 10% of our consolidated net revenue. Net revenue from our service agreement with Wisconsin Dental Group represented approximately 13% and 14% of our consolidated net revenue for the three months ended September 30, 2003 and 2002, and 13% and 15% for the nine months ended September 30, 2003 and 2002, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of total revenue decreased to 28.7% for the three months ended September 30, 2003 from 30.0% for the three months ended September 30, 2002 and decreased to 28.7% for the nine months ended September 30, 2003 from 29.2% for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 compared to the prior year was attributable to entering into affiliations subsequent to July 1, 2002 where the affiliated dental groups were required to employ the dental hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned. Additionally our total revenue growth was greater than our employee growth, contributing to the decrease as a percentage of total revenue. This decrease is partially offset by an increase in health insurance costs of $200,000, representing a 25% increase over the prior year. The decrease for the nine months ended September 30, 2003 compared to the prior year was the result of a lower percentage of total revenue related to affiliations entered into subsequent to July 1, 2002 and total revenue growth greater than employee growth, partially offset by the addition of two dental laboratories where salaries and benefits are generally a higher percentage of total revenue and an increase in health insurance costs of $572,000, representing a 24% increase over the prior year.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.5% for the three months ended September 30, 2003 from 10.7% for the three months ended September 30, 2002, and decreased to 10.7% for the nine months ended September 30, 2003 from 10.9% for the nine months ended September 30, 2002. The decrease compared to the prior year was mainly attributable to a new pricing arrangements recently negotiated with our primary dental supply vendor as well as continued efforts to manage these expenses.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities and local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of total revenue decreased to 7.8% for the three months ended September 30, 2003 from 8.2% for the three months ended September 30, 2002 and decreased to 8.0% for the nine months ended September 30, 2003 from 8.1% for the nine months ended September 30, 2002. During the three months ended September 30, 2003, we expanded one dental facility. During the nine months ended September 30, 2003, we relocated and/or expanded ten dental facilities. Office occupancy expense decreased as a percentage of total revenue due to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility and per operatory over the prior year.

We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities and combining our two dental laboratories into one new laboratory during the fourth quarter.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Other Operating Expenses

Other operating expenses include non-health related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses decreased as a percentage of total revenue to 5.7% for the three months ended September 30, 2003 from 5.9% for the three months ended September 30, 2002 and was 5.9% for the nine months ended September 30, 2003 and 2002. The decrease in other operating expenses for the three months ended September 30, 2003 was primarily due to efforts to manage these expenses, partially offset by increased insurance costs of $133,000, representing a 60% increase over the prior year. For the nine months ended September 30, 2003, other operating expenses included increased insurance costs of $430,000, representing a 65% increase over the prior year, and $90,000 to terminate a lease at one of our administrative facilities. Other operating expenses are expected to be impacted over the remainder of 2003 due to increased insurance expenses.

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue increased to 2.9% for the three months ended September 30, 2003 from 2.5% for the three months ended September 30, 2002 and increased to 2.8% for the nine months ended September 30, 2003 from 2.6% for the nine months ended September 30, 2002. The increase in general corporate expenses for the three and nine months ended September 30, 2003 was mainly due to incremental expense related to our incentive compensation plan, the addition of new positions at our National Resource Group, increased benefit costs and a one-time telecommunications expense. The increase for the nine months ended September 30, 2003 also included relocation costs for members of our management team, offset by amounts received in conjunction with a legal settlement.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue decreased to 2.1% for the three months ended September 30, 2003 from 2.3% for the three months ended September 30, 2002 and decreased to 2.1% for the nine months ended September 30, 2003 from 2.2% for the nine months ended September 30, 2002. The decrease in deprecation expense as a percentage of total revenue over the prior year was primarily due to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility and per operatory over the prior year.

We expect to continue to invest in the relocation and expansion of our physical capacity. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation could increase.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.7% for the three and nine months ended September 30, 2003 from 1.8% for the three and nine months ended September 30, 2002. The decrease was caused by the number of affiliations and acquisitions in recent periods being less than the average since our founding. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Interest Expense, Net

Net interest expense decreased to $628,000 from $755,000 for the three months ended September 30, 2003 and 2002, respectively, and to $1,889,000 from $2,341,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was due to a lower overall interest rate and lower debt balance.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Income Taxes

Our effective tax rate was approximately 39.9% and 38.6% for the nine months ended September 30, 2003 and 2002, respectively. During the three months ended September 30. 2003, our effective tax rate increased as a result of recording an additional expense of $104,000 related to higher state taxes. We anticipate our annual effective tax rate for 2003 to be 39.5% and to return to approximate historic levels subsequently.

Liquidity and Capital Resources

We have financed our capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

For the nine months ended September 30, 2003 and 2002, cash provided by operating activities amounted to $15,879,000 and $12,336,000, respectively. For the nine months ended September 30, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental groups and increases in accounts payable and accrued expenses, accrued compensation and income taxes payables, partially offset by an increase in other current assets. The decrease in receivables due from affiliated dental groups, which totaled $641,000, was due to better working capital management and a continued focus on collecting patient receivables at our affiliated dental groups. For the nine months ended September 30, 2002, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental groups and a decrease in income tax receivables due to income tax expense incurred during the first nine months ended September 30, 2002. The decrease in receivables due from affiliated dental groups, which totaled $1,195,000, was due to better working capital management and a continued focus on collecting patient receivables at our affiliated dental groups.

For the nine months ended September 30, 2003 and 2002, cash used for investing activities amounted to $8,929,000 and $9,881,000, respectively. Cash used for investing activities included cash used for acquisitions and affiliations and for capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $4,536,000 and $6,193,000 for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures were $4,146,000 and $3,218,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Capital expenditures for the nine months ended September 30, 2003 included costs associated with the relocation and/or expansion of ten dental facilities. Capital expenditures for the nine months ended September 30, 2002 included costs associated with the addition of one new dental facility and the relocation and/or expansion of seven dental facilities and one administrative office. We expect that total capital expenditures for 2003 to be higher than in past years due to the relocation and expansion of additional dental facilities, combining our two dental laboratories into one new laboratory, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the nine months ended September 30, 2003 and 2002, cash used by financing activities amounted to $6,971,000 and $3,209,000, respectively. Cash used for financing activities for the nine months ended September 30, 2003 resulted from the repayment of indebtedness of $7,695,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and from stock option exercises of $219,000 and $544,000, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 resulted from the repayment of indebtedness of $3,517,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and stock option exercises of $239,000 and $69,000, respectively.

The Company has a $75,000,000 credit facility that is used for general corporate purposes, including affiliations, acquisitions and capital expenditures. Borrowings under this line of credit bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. The line of credit matures in July 2004. The outstanding balance under this line as of September 30, 2003 was $39,550,000. The unused balance at September 30, 2003 was $35,450,000 and based on borrowing covenants $15,348,000 was available for borrowing.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Subsequent to the end of the third quarter, on October 16, 2003 we terminated our existing $75,000,000 credit facility and entered into a new $75,000,000 credit facility. The new credit facility will be used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The new credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the new credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime loans and 1.25% to 2.00% for LIBOR loans. In addition, we pay a commitment fee which ranges from 0.375% to 0.500% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with certain financial and other covenants. As part of terminating our existing credit facility prior to its July 2004 maturity, we will expense $220,000 of unamortized debt issuance costs in the fourth quarter of 2003.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of September 30, 2003, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental groups, intangible assets, income taxes and any potential future impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Valuation of Receivables Due From Affiliated Dental Groups

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

Goodwill and Other Intangibles Assets

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. The Company has determined Financial Staff Position 46-6 is applicable and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how companies should classify and measure certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after September 15, 2003. The Company has determined that Statement No. 150 does not have any impact on its consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2003 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $39,550 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2003.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits (see Exhibit Index, page 24)

(b)	Reports on Form 8-K

During the three-month period ended September 30, 2003, the Company filed one report on Form 8-K.

The dates of the report and information are as follows:

Date of Report	Information Reported
August 4, 2003	Press release dated August 4, 2003 regarding earnings for the quarter and six-month period ended June 30, 2003

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 5, 2003	/s/ Gregory A. Serrao

Gregory A. Serrao Chairman, President, and Chief Executive Officer (principal executive officer)

November 5, 2003	/s/ Breht T. Feigh

Breht T. Feigh Vice President, Chief Financial Officer and Treasurer (principal financial officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10(x)	Credit Agreement dated as of October 16, 2003 among American Dental Partners, Inc., the Lenders Party Hereto and KeyBank National Association as Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.