Form 10-K
period 2003-12-31
AMERICAN DENTAL PARTNERS INC
filed 2004-03-17
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-23363

AMERICAN DENTAL PARTNERS, INC.

(Exact name of registrant as specified in our charter)

DELAWARE	04-3297858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American Dental Partners, Inc.

201 Edgewater Drive, Suite 285

Wakefield, Massachusetts 01880

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (781) 224-0880 / (781) 224-4216 (fax)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.)  ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $38,413,623 on June 30, 2003, based on the closing price of such stock, as reported on the NASDAQ National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 12, 2004 was 7,460,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive 2004 Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, its affiliated dental groups’ contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental groups, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-56941).

PART I

ITEM 1. BUSINESS

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2003, we were affiliated with 19 dental groups, comprising 396 dentists practicing in 171 locations in 17 states.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2002 reaching $70 billion in 2002. Expenditures are expected to be approximately $108 billion by 2010. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

•	increased prevalence of dental benefits offered by employers, including indemnity insurance plans, preferred provider organization (“PPO”) plans, network referral plans and, to a lesser extent, capitated managed care plans;
•	increased demand for dental care as a result of the aging population and a greater percentage of the population retaining its dentition; and
•	increased demand for aesthetic dental procedures as a result of an increasing awareness of personal appearance.

We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, including dental management service organizations. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one or two dentists. Although the provision of dental care remains highly fragmented, the trend towards group practice is growing. According to the American Dental Association (“ADA”), in 2000, approximately 14% of the 156,000 dentists in the United States were practicing in a group setting of three or more. We believe the trend towards the delivery of dental care in the group practice setting will continue as a result of high educational debt levels and a change in gender profile of graduating dentists.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2000, general dentistry was estimated to represent approximately 81% of all dental services performed in the United States. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes orthodontics, periodontics, endodontics, prosthodontics and pediatric dentistry, represented the remaining 19% of dental care services.

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

The National Association of Dental Plans (“NADP”) estimated that 155 million people, or 54% of the population of the United States, were covered by some form of dental care plan in 2002. This compares with 140 million people, or 52% of the population, in 1997. Of the 155 million people with coverage, 42% were covered by PPO plans, 35% by indemnity insurance plans, 8% by dental referral plans, and 15% by capitated managed care plans. The remaining 46% of the population in 2002 did not have dental benefit coverage. We believe that the number of people with dental benefits will continue to increase and that the majority of this growth will be in PPO plans. For instance, according to the NADP, the number of people covered by PPO plans increased from 29 million in 1997 to 65 million in 2002, representing a 17% compound annual growth rate.

Business Objective and Strategy

Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources and support to each of our affiliated dental groups in order that they may become the market leading, high quality dental group of each of their respective communities. We believe the core attributes of such a leading dental group include the following: (i) common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities, (v) advanced information systems, and (vi) qualified local management team with well-defined responsibilities and accountability.

In executing our strategy, we assist our affiliated dental groups with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully, we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary dental activities. As an example, we expanded our procurement capabilities in 2002 with the acquisition and integration of two dental labs.

Successful execution of our strategy will result in growth from the following areas: (i) assisting our current affiliated dental groups to increase their market presence, (ii) completing additional affiliations with dental groups in attractive new markets and (iii) adding additional capabilities or resources to our service offering through the acquisition of related businesses. Our objective is to help our affiliated dental group practices grow their patient revenue 8 to 10% per annum, and supplement our growth through completion of additional affiliations in new markets. We are constantly evaluating potential affiliations with dental groups and acquisition of companies that would expand our business capabilities. Although we have completed many affiliations and acquisitions since November 1996, there can be no assurance that additional affiliation or acquisitions candidates can be identified or that they can be consummated or successfully integrated into our operations. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

Affiliation Philosophy

We believe that dental care is an important part of an individual’s overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a dental group. In addition, the principals of many dental groups are reaching retirement age and are beginning to investigate means for transitioning the non-clinical leadership and management of their dental groups. Consequently, many dental groups are engaging professional consultants to assist with these complexities and challenges, and in certain instances are choosing to affiliate with business partners, or dental management service organizations, that can manage the non-clinical aspects of dentistry and provide the necessary organizational and operating structure for continued growth and success.

We believe that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, we operate our business in a decentralized manner, and each affiliated dental group maintains its local identity and operating philosophy. In each affiliation, we strive to maintain the local culture of the affiliated group, and we encourage it to continue using its name, continue its presence in community events, maintain its relationship with patients and local dental benefit providers and maintain and strengthen the existing management organization.

Our affiliation model is designed to create a partnership in management between the affiliated dental group practice and us that allows each party to maximize its strengths and retain its autonomy. Under our affiliation model, the affiliated dentists continue to own their practice and have sole purview over the clinical aspects of the practice while we manage the business aspects of the dental group. This affiliation model is consistent across dental groups and, even where permitted by law, we do not employ practicing dentists.

We believe the core values of a business partnership are shared governance and shared financial objectives and have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated dental group practice and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the affiliated dental group practice and us.

Affiliated Dental Groups

From November 1996 (the date of our first affiliation) through December 31, 2003, we completed 54 affiliation transactions, which now comprise 19 dental groups in 17 states. The following table lists our affiliated dental groups as of December 31, 2003.

				Dental Services (1)
Affiliated Dental Group	State	Dental Facilities	Operatories	General	Endon- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prostho- dontics
1st Advantage Dental	Massachusetts	3	23	✓
1st Advantage Dental	New York	9	62	✓	✓	✓	✓		✓
1st Advantage Dental	Vermont	3	17	✓
American Family Dentistry	Tennessee	8	42	✓
Associated Dental Care Providers (2)	Arizona	9	79	✓			✓
Chestnut Hills Dental	Pennsylvania	8	59	✓		✓	✓		✓
Dental Arts Centers	Virginia	2	48	✓	✓	✓	✓	✓	✓	✓
Dental Care of Alabama	Alabama	3	28	✓		✓	✓		✓
Greater Maryland Dental Partners	Maryland	3	45	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	31	✓			✓		✓
Longhorn Dental Associates (2) (4)	Texas	15	119	✓		✓	✓
Oklahoma Dental Group	Oklahoma	6	50	✓			✓
Orthodontic Care Specialists (2)	Minnesota	19	100				✓
Park Dental (2)	Minnesota	30	297	✓	✓	✓		✓	✓	✓
Redwood Dental Group	Michigan	5	57	✓			✓		✓
Riverside Dental Group	California	5	100	✓		✓	✓	✓	✓
University Dental Associates (3)	North Carolina	11	91	✓		✓	✓
Western New York Dental Group	New York	8	52	✓			✓		✓
Wisconsin Dental Group (2) (5)	Wisconsin	22	220	✓	✓		✓	✓	✓

		171	1,520

(1)	Services provided by specialists who are board-certified or board-eligible.
(2)	Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).
(3)	University Dental Associates’ dental residency program is accredited by the American Dental Association and Winston-Salem practices are accredited by the AAAHC.
(4)	TSC Dental Centers merged with Longhorn Dental Associates in 2003.
(5)	Family Care Dental Centers, Northpoint Dental Group and Wilkens Dental Group merged with Northpark Dental Group in 2003 to form Wisconsin Dental Group.

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

We have regional management teams that supervise the non-clinical operations of one or more affiliated dental groups. These teams provide support in areas such as developing and implementing operating policies and procedures; recruiting, hiring and training staff; administering employee benefits and processing payroll; maintaining information systems; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As our smaller affiliated dental groups grow in size, they may add local resources and assume some or all of the support functions provided by regional management teams.

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

On a national level, we support our affiliated dental groups in several ways. We assist with:

•	sharing best clinical practices through our National Professional Advisory Forum;
•	preparing for survey by the Accreditation Association for Ambulatory Health Care;
•	developing training programs for practice managers and administrative staff;
•	designing, locating and leasing new dental facilities;
•	evaluating capacity, utilization and productivity of dental facilities;
•	evaluating and negotiating dental benefit provider contracts;
•	evaluating and negotiating local practice affiliations;
•	developing and implementing accounting, financial planning and forecasting systems;
•	developing and implementing practice management and other information systems; and
•	negotiating and administering employee benefit plans.

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

National Professional Advisory Forum

We have organized the National Professional Advisory Forum (“NPAF”) to facilitate sharing of information by our affiliated dental group practices with respect to the clinical aspects of dentistry. Leading dentists from our affiliated dental group practices are selected to participate in the NPAF. The NPAF meets on a national basis and a regional basis each year and provides a forum for dentists to share the best clinical practices of their respective dental group practices and an opportunity for them to build professional relationships with other dental group practices affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the NPAF to be more open than it may be with other professional organizations. While the primary emphasis of the NPAF is on the clinical aspects of dentistry, it also provides our management an opportunity to continue to build strong, mutually beneficial partner relationships with our affiliated dental group practices.

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as means for advancing the quality initiatives of our affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with our affiliated dental groups to achieve accreditation. Depending on the level of development and organization of the affiliate, achieving accreditation can take several years of preparation. Currently, six of our affiliated dental groups have achieved accreditation status from the AAAHC.

Training and Development

We believe that quality of care encompasses more than technical dental quality. It also includes the level of service provided to patients. Improving the level of service provided to patients requires on-going training and development of both clinical and administrative staff. We have devoted significant resources to develop an innovative, proprietary training and development programs arranged around three broad areas, leadership excellence, service excellence and technical excellence. The programs are modular. Modules exist, for example, for improving recruiting skills, developing effective mentoring processes, managing time, improving telephone etiquette and managing unhappy patients. We make these programs available at the local practice level of the affiliated dental groups and at our National Professional Advisory Forum. At a local level, we assist our affiliated dental groups in selecting a local person who is responsible for implementing and maintaining continuous training and development programs. Once implemented, our affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group.

Payor Relationships and Reimbursement Mix

We believe that our affiliated dental group practices’ clinical philosophy should not be compromised by economic decisions. We recognize, however, that the source of payment for services affects operating and financial performance. We assist our affiliated dental group practices in analyzing their revenue and payor mix on an ongoing basis and recommend methods by which they can improve operating efficiency while not compromising their clinical practice philosophy. As a general rule, we believe that growth in a market is best facilitated where the payor mix of each of our affiliated dental group practices mirrors the payor mix for its community. We assist each of our affiliated dental group practices in evaluating and negotiating dental benefit provider contracts.

We believe it is advantageous to be affiliated with dental group practices that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from capitated managed care dental plans to PPO plans, dental referral networks, and, to a lesser extent, traditional fee-for-service plans, we believe that our affiliates’ experience in operating under all of these plans provides them with an advantage as it relates to increasing their market presence. Most of our affiliated dental group practices provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of our affiliated dental group practices for the years ended December 31:

	2003	2002	2001
Fee-for-service	40%	45%	47%
PPO plans	37%	29%	25%
Capitated managed care plans	23%	26%	28%

Many of our affiliated dental group practices are challenged with both strong patient demand and tight labor markets. This combination can create a challenging practice environment which negatively impacts staff retention. Given these dynamics, in selected markets, our affiliated dental group practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans. This has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third party payor contracts.

Facilities Development and Management

We believe an inviting professional environment is a critical aspect of overall patient satisfaction. Each of our dental facilities is constructed to be warm, attractive and inviting to the patients in addition to being highly functional. Our dental facilities typically have eight to ten operatories and accommodate general and specialty dentists, hygienists and dental assistants, a practice manager and a receptionist. Generally, our facilities are either stand alone or located within a professional office building or medical facility.

We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary based on capacity and utilization analyses.

We use architectural design services to improve the facility design process and to ensure that all facilities are properly constructed and meet the standards set forth by the AAAHC, Occupational Safety and Health Administration (“OSHA”) and Americans with Disabilities Act (“ADA”). To this end, we work with each affiliated dental group to establish a defined set of standards which are consistent with the desires of the affiliated dental group. We believe such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced staff and dentist productivity.

Financial Planning and Financial Information System

We assist each affiliated dental group with financial planning. In conjunction with each affiliated dental group practice, we develop on an annual basis an operating plan for the affiliated dental group which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved, we measure the financial performance of each affiliated dental group, which includes both the affiliated dental group practice and us, on a monthly basis and compare actual performance to plan.

Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all of our affiliated dental groups.

Practice Management Systems

We use various dental practice management software systems to facilitate patient scheduling, to bill patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been used continuously at Park Dental since 1987 and continuously enhanced by Park Dental and us since 1987. We believe that Comdent’s scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large, multi-site dental groups. We have converted nine of our multi-speciality dental groups to Comdent. Four of our multi-specialty dental groups use Quality Systems, Inc.’s commercially available practice management system, and the remaining four of our multi-specialty dental groups use various other commercially available practice management systems. Orthodontic Care Specialists, our affiliated dental group which exclusively provides orthodontic services, utilizes a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty.

We are currently in the process of developing Improvis, a replacement system to Comdent. Improvis will include expanded clinical, managerial, and financial capabilities. We intend to begin implementation of Improvis in late 2004, but there can be no assurance that Improvis will be successfully developed by the targeted date or that it will function satisfactorily in the practice environment.

Affiliation Structure

We have entered into a service agreement with each affiliated dental group practice, or professional corporation (“PC”), pursuant to which we perform all administrative, non-clinical aspects of the dental group. We expect that each new affiliated PC will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our operating revenue. The termination of one or more of these service agreements could have a material adverse effect on us.

Pursuant to the service agreement, the affiliated PC is responsible for all clinical aspects of the dental operations of the affiliated dental group. These clinical aspects include recruiting and hiring dentists, other licensed dental personnel and unlicensed dental assistants necessary to provide dental care, providing dental care, implementing and maintaining quality assurance and peer review programs, setting patient fee schedules, entering into dental benefit plan provider contracts and maintaining professional and comprehensive general liability insurance covering the PC and each of its dentists. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement also requires the affiliated PC to abide by non-competition and confidentiality provisions. The non-competition provisions of the service agreement prohibit the affiliated PC from owning or operating a dental facility, or having any interest in any business which competes with us, within the contractually agreed upon service territory. The affiliated PC is not restricted from owning and operating a dental practice outside of the agreed upon service territory, including providing for the administrative aspects of that practice.

The service agreement requires the affiliated PC to enter into an employment or independent contractor agreement with each dentist retained by the affiliated PC. The employment agreements with full-time dentists who are owners of the affiliated PCs at the time of affiliation with us generally are for a specified initial term of up to five years and may not be terminated by the dentists without cause during the initial term. The employment agreements with other dentists may be for terms up to 18 months and are usually terminable by either the affiliated PC or the dentist upon advance written notice, which in most cases is 90 days, and are terminable by the PC for cause immediately upon written notice to the dentist. These agreements typically contain non-competition provisions which prohibit a dentist from engaging in the practice of dentistry or otherwise performing professional dental services within a specified geographic area, usually a specified number of miles from the relevant dental facility, following termination. The non-competition restrictions are generally for one to two years following termination.

Pursuant to the service agreement, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations of the affiliated dental group. These services include assisting with organizational planning and development; providing recruiting, retention and training programs; supporting quality assurance initiatives of the affiliated dental group; providing on-going facilities development, maintenance and management; administering employee benefits and payroll; procuring supplies and other necessary resources; maintaining necessary information systems; assisting with marketing and payor relations; and providing financial planning, reporting and analysis.

As mandated by the service agreement, we and each affiliated PC establish a joint policy board which is responsible for developing and implementing management and administrative policies for the affiliated dental group. The joint policy board consists of an equal number of representatives designated by us and the affiliated PC. The joint policy board members designated by the affiliated PC must be licensed dentists employed by the affiliated PC. The joint policy board’s responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities, all annual capital and operating plans, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services, and staffing plans regarding provider and support personnel for the affiliated dental group. The joint policy board also reviews and monitors the financial performance of the affiliated dental group and the affiliated PC with respect to the attainment of the affiliated dental group’s and the affiliated PC’s financial goals. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the affiliated PC. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships between the affiliated PC and dental benefit providers and the affiliated PC’s patient fee schedules, although these and all other clinical decisions, as enumerated above, remain the exclusive decision of the affiliated PC through its joint policy board members.

The PC reimburses us for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for business services and capital provided. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the PC’s adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements our service fees consist of a fixed monthly fee and an additional variable fee. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement between us and the affiliated PC in a formal financial planning process. The structure of the service fee, whether comprised of variable, fixed and variable or fixed components, is dictated by laws of each state in which we operate. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, we bill patients and third party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority:

•	reimbursement of expenses incurred in connection with the operation and administration of the dental facilities;
•	repayment of advances, if any, made by us to the PC;

•	payment of the monthly fee;
•	payment of provider expenses; and
•	payment of the additional variable fee, as applicable.

Each of our current service agreements is for an initial term of 40 years and automatically renews for successive five-year terms, unless terminated by notice given at least 120 days prior to the end of the initial term or any renewal term. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as our dissolution, bankruptcy, liquidation, or our failure, which continues through the applicable notice and cure period, to perform our material duties and obligations under the service agreement. In the event a service agreement is terminated, the related affiliated PC is required to reimburse us for unpaid expenses incurred in connection with the operation and administration of the dental facilities, repay advances and pay us for unpaid service fees. In addition, the related affiliated PC is required, at our option in nearly all instances, to purchase the unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair market value or book value, and assume our leases and other liabilities related to the performance of our obligations under the service agreement.

Competition

The dental services industry is highly competitive. Our affiliated dental groups compete with other dental groups and individual dentists in their respective markets. We estimate that we compete with approximately twelve companies in our current service areas that provide business services to dentists and dental groups through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dental groups are their affiliation methods and models, the number and reputation of their existing affiliates, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems, their operating methods and access to capital. We believe that we compete effectively with other companies that provide business services to dental groups with respect to these factors.

Government Regulation

General

The practice of dentistry is highly regulated, and our operations and those of our affiliated dental group practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new markets. There can be no assurance that the regulatory environment in which we and our affiliated dental group practices operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and our affiliated dental group practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws. In light of this, our service agreements provide that if there is any change in any law of regulation, or any ruling or interpretation by any court or governing body, that materially and adversely affects the way in which either party is to perform or be compensated under the service agreement, or which makes the service agreement unlawful, then the parties are obligated to use their best efforts to revise their relationship in a way that complies with the applicable regulatory development and approximates as closely as possible the economic positions of the parties prior to that development.

State Regulation

Each state imposes licensing and other requirements on dentists. Except for Wisconsin, the laws of the states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as American Dental Partners, from practicing dentistry, employing dentists and, in certain circumstances, dental assistants and dental hygienists, exercising control over the provision of dental services, splitting fees or receiving fees for patient referrals. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or offices used in a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

There are certain regulatory issues associated with our role in negotiating and administering managed care contracts. To the extent that we or any affiliated dental group practice contracts with third party payors, including self-insured plans, under a capitated or other arrangement which causes us or such affiliated dental group practice to assume a portion of the financial risk of providing dental care, we or such affiliated dental group practice may become subject to state insurance laws. If we or any affiliated dental group practice is determined to be engaged in the business of insurance, we may be required to change the method of payment from third party payors or to seek appropriate licensure. Any regulation of us or our affiliated dental group practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations. Through our role in negotiating and administering managed care and other provider contracts, we are also subject to regulation in certain states as an administrator and must ensure that our activities comply with relevant regulation.

Many states’ laws and regulations relating to the practice of dentistry were adopted prior to the emergence of providers of business services to dental groups like us. As a result, a number of states, including states in which we currently operate, are in the process of reviewing and/or amending their laws or regulations relating to the practice of dentistry and dentists’ business arrangements with unlicensed persons like us. There can be no assurance that any amendments or new laws or regulations, or the interpretation or application of existing or new laws or regulations, will not have a material adverse effect on our business, financial condition and results of operations.

Federal Regulation

The dental industry is also regulated at the federal level to the extent that dental services are reimbursed under federal programs. Participation by the affiliated dental group practices and their dentists in such programs subjects them, and potentially us, to significant regulation regarding the provision of services to beneficiaries, submission of claims and related matters, including the types of regulations discussed below. Violation of these laws or regulations can result in civil and criminal penalties, including possible exclusion of individuals and entities from participation in federal payment programs.

The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services regardless of the payor source. The federal self-referral law, or “Stark law,” prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivables from federal payors are not saleable or assignable.

Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property-casualty, business interruption for certain practice locations and general liability, among others. In addition, our affiliated dental group practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve estimates for potential losses below applicable retention levels under certain insurance coverages will be sufficient.

Employees

As of December 31, 2003, we employed 1,611 people. This included 695 hygienists and dental assistants and 916 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 396 dentists, as well as 312 hygienists and dental assistants located in states which prohibit our employment of dental assistants and/or hygienists, all of whom were employees or independent contractors of their respective affiliated PCs. We consider our relations with our employees to be good.

Available Information

We make available, free of charge, through our website (www.amdpi.com), our Annual Report or Form 10-K, Quarterly Reports or Form 10-Q, current reports or Form 8-K, all amendments to these reports, and other filings with the United States Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. The public can also obtain access to our reports at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s web site at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth information concerning each of our executive officers:

Name	Age	Position
Gregory A. Serrao	41	Chairman, President and Chief Executive Officer
Breht T. Feigh	37	Executive Vice President - Chief Financial Officer and Treasurer
Michael J. Vaughan	50	Executive Vice President - Chief Operating Officer
Frank J. D’Allaird, D.D.S.	60	Senior Vice President - Regional Operations
Paul F. Gill	58	Senior Vice President - Regional Operations
Ian H. Brock	34	Vice President - Finance
Robert A. Duncan	56	Vice President - Information Systems
Jesely C. Ruff, D.D.S.	49	Vice President - Chief Professional Officer
George R. Sullivan	46	Vice President - Human Resources
Peter G. Swenson	32	Vice President - Market Development
Mark W. Vargo	52	Vice President - Chief Accounting Officer

The	executive officers are elected annually by the Board of Directors.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. (“Cardinal Health”). From 1991 to 1992, Mr. Serrao served as Vice President - Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

Mr. Feigh has served as our Executive Vice President – Chief Financial Officer and Treasurer since November 2003. Mr. Feigh was Vice President – Chief Financial Officer and Treasurer from January 2001 to October 2003, Vice President – Strategic Initiatives from January 2000 to December 2000 and was Director – Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in the health care mergers and acquisition group of Robertson, Stephens & Company from 1996 to 1997. From 1994 to 1996, he was employed in the Latin American investment banking group of ING Barings, and from 1989 to 1993, he was employed in the health care investment banking group of Dean Witter Reynolds Inc.

Mr. Vaughan has served as our Executive Vice President – Chief Operating Officer since November 2003 Mr. Vaughan was Senior Vice President – Chief Operating Officer from October 2001 to October 2003, Senior Vice President – Regional Operations from January 2001 to September 2001 and Vice President – Operations from January 2000 to December 2000. From 1996 to December 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution’s Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC in various sales management positions.

Dr. D’Allaird has served as our Senior Vice President – Regional Operations since August 2002. In January 2000, Dr D’Allaird founded 1st Advantage Dental Management, LLC and served as its President and CEO until its acquisition by us in August 2002. From 1986 to December 1999, Dr. D’Allaird served as Dental Director for Community Health Plan and its successor Kaiser Permanente in New York, Massachusetts and Vermont. Dr. D’Allaird began his career in dentistry with eight years in private practice near Albany, New York.

Mr. Gill has served as our Senior Vice President – Regional Operations since January 2001. From October 1993 to December 2000, Mr. Gill served as Administrator for Riverside Dental Group, one of our affiliated dental groups. From September 1991 to September 1993, Mr. Gill served as Community Development Director for the City of Moreno Valley, California. Before working for the City of Moreno Valley, Mr. Gill served as a career Air Force officer and pilot. His last assignment was as Commander of March Air Force Base in Riverside, California.

Mr. Brock has served as our Vice President – Finance since October 2001. Mr. Brock was Vice President – Financial Planning from January 2001 to September 2001, Director – Financial Planning from February 1998 to December 2000 and Assistant Controller from September 1996 to January 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., (“AMR”) a national provider of ambulance services, as a corporate financial analyst from 1995 to 1996 and as an accounting manager and financial analyst from 1991 to 1995 with AMR of Connecticut, Inc., one of AMR’s four founding subsidiaries.

Mr. Duncan has served as our Vice President – Information Services since July 2002. From March 1998 to June 2002, Mr. Duncan served as Vice President of Information Technology Services for National City Bank of Minneapolis N.A. From October 1995 to February 1998, Mr. Duncan served as Manager of Distributed Computing Services for Alltel Information Services. From 1992 to 1995, Mr. Duncan served as Manager of Technical Support for American Bank, N.A. From 1985 to 1992, Mr. Duncan served as Assistant Vice President of Support Services for First Banks Systems N.A., now US BancCorp.

Dr. Ruff has served as our Vice President – Chief Professional Officer since January 1999 and has chaired our National Professional Advisory Forum since January 1997. From 1992 to December 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated dental groups, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

Mr. Swenson has served as our Vice President – Market Development for the Company since January 2000. Mr. Swenson was Director – Market Development from January 1998 to December 1999 and Director – Facility Development from January 1997 to December 1997. From 1994 to 1996, Mr. Swenson was Manager – Facilities Development of Park Dental, one of our affiliated dental groups. Mr. Swenson is the son of one of the members of our Board of Directors.

Mr. Sullivan has served as our Vice President – Human Resources since August 2003. From August 2000 to March 2003, Mr. Sullivan was Vice President of Human Resources of Creo Americas, Inc. From May 1998 to August 2000, Mr. Sullivan was Area Director, Human Resources for The Martin-Brower Company and from 1994 to April 1998 Mr. Sullivan was Director, Human Resources of Cardinal Health.

Mr. Vargo has served as our Vice President – Chief Accounting Officer since May 2003. From May 2000 to August 2002, Mr. Vargo was Vice President of Finance and Administration for International Garden Products, Inc. (“IGP”), during which he served as Chief Financial Officer of IGP’s Langeveld business unit from October 2001 to August 2002. From January 1999 to February 2000, Mr. Vargo was Global Controller of EMC, Inc. From 1990 to January 1999, Mr. Vargo served in several senior management positions at Anixter International Inc. including Vice President of Finance of the Structured Cabling Division and North American Controller. Mr. Vargo is a certified public accountant and began his professional accounting career with a predecessor to KPMG LLP.

ITEM 2. PROPERTIES

We lease most of our facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of December 31, 2003 we leased 169 dental facilities, two dental lab facilities, 12 local management offices and our corporate office. We also owned two dental facilities and one dental lab facility. Our corporate office is located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts 01880, in approximately 8,300 square feet occupied under a lease which expires in March 2007. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities.

In 2003, our dental facilities operated at levels of utilization which varied from affiliate to affiliate, but overall were satisfactory. The majority of our dental facilities have excess capacity to allow for future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation incidental to our business. We are not presently a party to any material litigation. Our affiliated dental group practices and the dentists and independent contractors employed or retained by them are from time to time subject to professional liability or other claims. Such claims, if successful, could result in damage awards exceeding applicable insurance coverage which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI”. The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2002 and 2003:

2002	High	Low
1st Quarter	$10.500	$6.300
2nd Quarter	$9.990	$8.410
3rd Quarter	$9.291	$8.110
4th Quarter	$9.450	$8.440

2003	High	Low
1st Quarter	$10.230	$8.000
2nd Quarter	$10.000	$8.660
3rd Quarter	$10.070	$8.150
4th Quarter	$11.950	$8.590

As of March 12, 2004, there were approximately 30 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

We have the ability to pay cash dividends on our Common Stock but have not to date. The terms of our revolving credit facility allow us to pay dividends and repurchase shares of our Common Stock in conjunction with our authorized stock repurchase program without the lenders’ consent up to certain maximums and compliance with certain covenants. Our Board of Directors intends for the foreseeable future to retain earnings to finance the continued operations and the expansion of our business.

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2003.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2003, 2002 and 2001 and consolidated balance sheets as of December 31, 2003 and 2002 are derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2000 and 1999 and consolidated balance sheets as of December 31, 2001, 2000 and 1999 are derived from the Company’s Consolidated Financial Statements. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Net revenue	$163,707	$146,810	$141,552	$137,702	$112,295

Operating expenses:
Salaries and benefits	72,557	65,762	64,483	62,193	52,360
Lab fees and dental supplies	27,047	24,164	22,681	21,078	15,866
Office occupancy	19,999	18,314	16,669	14,784	11,321
Other operating expenses(1)	14,638	13,163	12,530	10,990	9,235
General corporate expenses	6,834	5,859	5,660	5,364	4,814
Depreciation	5,378	4,990	5,088	4,708	3,642
Amortization of goodwill and intangible assets	4,229	4,047	3,955	3,822	3,016
Special charges	—	(26)	844	—	—

Total operating expenses	150,682	136,273	131,910	122,939	100,254

Earnings from operations	13,025	10,537	9,642	14,763	12,041
Interest expense, net	2,592	2,947	4,295	4,378	1,877

Earnings before income taxes	10,433	7,590	5,347	10,385	10,164
Income taxes(1)	4,252	2,883	2,076	4,216	4,151

Net earnings	$6,181	$4,707	$3,271	$6,169	$6,013

Net earnings per common share (2):
Basic	$0.84	$0.65	$0.46	$0.87	$0.80
Diluted	$0.82	$0.63	$0.45	$0.84	$0.78
Weighted average common shares outstanding (2):
Basic	7,319	7,222	7,183	7,119	7,513
Diluted	7,572	7,451	7,343	7,320	7,745

	December 31,
	2003		2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,895		$844	$1,540	$472	$2,325
Working capital	3,916		6,344	9,123	4,063	22
Total assets	149,072		145,015	144,335	141,814	119,416
Long-term debt, excluding current maturities	42,319		49,677	54,840	55,330	40,249
Total stockholders’ equity	73,892		66,916	61,776	58,486	52,229

Statistical Data (end of period):
Number of states	17		16	14	14	12
Number of affiliated dental groups	19	(3)	22	19	19	18
Number of dental facilities	171		168	154	156	134
Number of operatories (4)	1,520		1,462	1,360	1,397	1,193
Number of affiliated dentists (5)	396		372	358	373	324

(1)	In 2003, the Company changed its presentation for certain franchise tax expenses and has reclassified between other operating expenses and income taxes for 2002 and 2001. Net income was not impacted by this reclassification. The amounts reclassified for 2002 and 2001 were $69,000 and $160,000, respectively.
(2)	Net earnings per common share are computed on the basis described in Notes 2 and 14 to our Consolidated Financial Statements.
(3)	During 2003, two affiliated dental group practices in Texas merged into one affiliated dental group practice and four affiliated dental group practices in Wisconsin merged into one affiliated dental group practice, thereby reducing the overall total.
(4)	An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(5)	Includes full-time equivalent general dentists employed by the PCs and full-time equivalent specialists, some of whom are independent contractors to the affiliated dental group practices.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2003, we were affiliated with 19 dental groups, comprising 396 dentists practicing in 171 locations in 17 states.

Affiliation and Acquisition Summary

When affiliating with a dental group, we acquire selected assets and enter into a long-term service agreement with the affiliated dental group practice or professional corporation (“PC”). Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

During 2003, 2002 and 2001, we completed seven, four and three transactions in which we acquired non-clinical dental assets, respectively, and simultaneously entered into 40-year service agreements in two of these transactions (the assets of twelve of the transactions were combined with existing affiliated dental group practices). In total, these fourteen affiliations resulted in the addition of 25 dental facilities and 175 operatories. In addition during 2002, we acquired the outstanding stock of a dental laboratory and selected assets of a second laboratory. See Note 5 of “Notes to Consolidated Financial Statements” for further information on acquisitions and affiliations. We are constantly evaluating potential affiliations with dental groups and acquisition of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

Affiliate Adjusted Gross Revenue, Net Revenue and Total Revenue

Affiliate Adjusted Gross Revenue and Payor Mix

We do not own or control the affiliated dental group practices and, accordingly, do not consolidate the financial statements of the PCs with ours. Our affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, PPO and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix percentages of our affiliated dental group practices for the years ended December 31:

	2003	2002	2001
Fee-for-service	40%	45%	47%
PPO plans	37%	29%	25%
Capitated managed care plans	23%	26%	28%

Faced with strong patient demand and tight labor markets, several of our affiliated dental group practices have been realigning their reimbursement mix away from capitated managed care plans that carry significant discounts. Concurrently, the dental industry is witnessing growth in PPO plans. We anticipate that our affiliated dental group practices will continue to witness growth in PPO plans and potentially a reduction in capitated managed care plans. This change in reimbursement mix has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third party payor contracts.

The affiliated dental group practices reimburse us for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for business services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses. (See “Business—Operations—Operating Structure.”) After reimbursement of expenses and payment of all service fees to us, the amounts retained by the affiliated dental group practices is used to compensate dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensate such non-dentist employees.

The following table sets forth for 2003, 2002 and 2001, the adjusted gross revenue of, the amounts retained by our affiliated dental group practices and the amounts paid to us under our service agreements for reimbursement of expenses incurred in the operation and administration of dental facilities and our service fees (in thousands):

	2003	2002	2001
Adjusted gross revenue - affiliated dental group practices (unaudited)	$245,609	$217,020	$207,736
Amounts retained by affiliated dental group practices (unaudited)	88,351	76,971	71,090

Net revenue earned under service agreements	$157,258	$140,049	$136,646

Net Revenue

The Company’s net revenue comprises fees earned under service agreements, fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

The following table sets forth for 2003, 2002 and 2001, the components of net revenue in our consolidated statements of income (in thousands):

	2003	2002	2001
Net revenue earned under service agreements:
Reimbursement of expenses	$121,705	$109,000	$106,508
Business service fees	35,553	31,049	30,138

Total net revenue earned under service agreements	157,258	140,049	136,646
Other revenue	6,449	6,761	4,906

Total net revenue	$163,707	$146,810	$141,552

Fees earned under service agreements include reimbursement of expenses incurred by the Company on behalf of the affiliated dental group practices in connection with the operation and administration of dental facilities and service fees charged to affiliated dental group practices pursuant to the terms of the service agreement for business and management services provided by us. Under certain service agreements, our service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the affiliated dental group practice’s adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, our service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to us. Under certain service agreements, our service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of us and the affiliated dental group practice in a formal budgeting process. In all instances, the service fee is negotiated as fair market value for services and capital provided by us to our affiliated dental group practices.

As part of our objective of being the leading provider of services to dental group practices, we are continually expanding our resources and capabilities, including vertical integration of ancillary dental activities. We work with and receive fees from dental benefit providers on behalf of our affiliates to arrange programs for the provision of care to their patients. In 2002, we acquired two dental laboratories to expand our procurement capabilities. Although both activities earn revenue from dental practices not affiliated with us, we expect that the growth of both of these activities will come primarily from the growth of our affiliated dental groups.

For additional information on components of our net revenue, see Note 3 of “Notes of Consolidated Financial Statements.”

Total Revenue

Although we do not own or control our affiliated dental group practices, we believe that it is more meaningful to analyze our revenue, expenses and margins in terms of total revenue, including the adjusted gross revenue of our affiliated dental group practices. Total revenue and adjusted gross revenue are not measures of financial performance under GAAP, but our expenses and business services fees are incurred or earned in support of the adjusted gross revenue of our affiliated dental group practices. We use these and other non-GAAP financial measures to analyze operating trends and to help manage our business.

The following table sets forth for 2003, 2002 and 2001, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue for items in our consolidated statements of income (in thousands):

	2003	% of Total Revenue	% of Net Revenue	2002	% of Total Revenue	% of Net Revenue	2001	% of Total Revenue	% of Net Revenue
Adjusted gross revenue - affiliated dental group practices (unaudited)	$245,609	97.4%		$217,020	97.0%		$207,736	97.7%
Other revenue	6,449	2.6%		6,761	3.0%		4,906	2.3%

Total revenue (unaudited)	252,058	100.0%		223,781	100.0%		212,642	100.0%
Amounts retained by affiliated dental group practices (unaudited)	88,351	35.0%		76,971	34.4%		71,090	33.4%

Net revenue	163,707	65.0%	100.0%	146,810	65.6%	100.0%	141,552	66.6%	100.0%
Salaries and benefits	72,557	28.8%	44.3%	65,762	29.4%	44.8%	64,483	30.3%	45.6%
Lab fees and dental supplies	27,047	10.7%	16.5%	24,164	10.8%	16.5%	22,681	10.7%	16.0%
Office occupancy	19,999	7.9%	12.2%	18,314	8.2%	12.5%	16,669	7.8%	11.8%
Other operating expenses	14,638	5.8%	8.9%	13,163	5.9%	9.0%	12,530	5.8%	8.9%
General corporate expenses	6,834	2.7%	4.2%	5,859	2.6%	4.0%	5,660	2.7%	4.0%
Depreciation expense	5,378	2.1%	3.3%	4,990	2.2%	3.4%	5,088	2.4%	3.6%
Amortization of goodwill and intangible assets	4,229	1.7%	2.6%	4,047	1.8%	2.8%	3,955	1.9%	2.8%
Special charges	—	0.0%	0.0%	(26)	0.0%	0.0%	844	0.4%	0.6%

Total operating expenses	150,682	59.8%	92.0%	136,273	60.9%	92.8%	131,910	62.0%	93.2%

Earnings from operations	13,025	5.2%	8.0%	10,537	4.7%	7.2%	9,642	4.5%	6.8%
Interest expense, net	2,592	1.0%	1.6%	2,947	1.3%	2.0%	4,295	2.0%	3.0%

Earnings before income taxes	10,433	4.1%	6.4%	7,590	3.4%	5.2%	5,347	2.5%	3.8%
Income taxes	4,252	1.7%	2.5%	2,883	1.3%	2.0%	2,076	1.0%	1.5%

Net earnings	$6,181	2.5%	3.8%	$4,707	2.1%	3.2%	$3,271	1.5%	2.3%

Results of Operations

Total Revenue (Unaudited)

Total revenue increased 5.2% from $212,642,000 in 2001 to $223,781,000 in 2002 and 12.6% to $252,058,000 in 2003. The increase in 2002 was primarily the result of new affiliations and the acquisition of dental laboratories offset by the disruption of business associated with the managed care contract terminations in 2001. See Note 4 of “Notes to Consolidated Financial Statements” for further information on the managed care contract terminations. Same market affiliate adjusted gross revenue growth was 1.7% in 2002. The increase in 2003 was primarily the result of new affiliations along with growth at our existing affiliated dental groups. Same market affiliate adjusted gross revenue growth was 5.5% in 2003.

The following table sets forth for 2001, 2002 and 2003 same market affiliate adjusted gross revenue, percentage change and a reconciliation to net revenue (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2003	2002		2002	2001
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$222,811	$211,234	5.5%	$211,234	$207,736	1.7%
Dental groups that completed affiliations with the Company during periods of comparison	22,798	5,786	294.0%	5,786	—	—

Total adjusted gross revenue - affiliated dental group practices	245,609	217,020	13.2%	217,020	207,736	4.5%
Other revenue	6,449	6,761	-4.6%	6,761	4,906	37.8%

Total revenue	252,058	223,781	12.6%	223,781	212,642	5.2%
Amounts retained by affiliated dental group practices	88,351	76,971	14.8%	76,971	71,090	8.3%

Net revenue	$163,707	$146,810	11.5%	$146,810	$141,552	3.7%

Amounts Retained by Affiliated Dental Group Practices (Unaudited)

Amounts retained by affiliated dental group practices increased 8.3% from $71,090,000 in 2001 to $76,971,000 in 2002 and 14.8% to $88,351,000 in 2003. The amounts retained by affiliated dental groups as a percentage of total revenue increased from 33.4% in 2001 to 34.4% in 2002 to 35.0% in 2003.

Since 2001, we have entered into affiliation transactions with a number of dental groups located in states where dental hygienists and dental assistants are required to be employed by the affiliated dental group practices. The increases in amounts retained by affiliated dental group practices as a percentage of adjusted gross revenue is mainly attributable to entering into affiliations where dental hygienists and dental assistants are employed by the affiliated dental group practices. Additionally, in 2003, there was an increase in health and workers compensation insurance costs of $426,000, representing a 22% increase over the prior year. Also due to the growth in demand for dental services exceeding the growth in the supply of dentists nationally in recent years, dentist compensation has been increasing generally and for our affiliated dental groups specifically. We expect this trend to moderate.

Net Revenue

Net revenue increased 3.7% from $141,552,000 in 2001 to $146,810,000 in 2002 and 11.5% to $163,707,000 in 2003. The increase in net revenue in 2002 was attributable to the current year impact of entering into service agreements in connection with affiliation transactions and revenues generated from two dental laboratories acquired during the year. During 2003, 6.6% of the increase was mainly attributable to the current year impact of entering into service agreements in connection with affiliation transactions during 2002 and 2003 with 4.9% of the increase attributable to same market net revenue growth.

Net revenue derived from our service agreement with Park Dental represented approximately 31%, 32% and 34% of our consolidated net revenue for 2003, 2002 and 2001, respectively. Effective July 1, 2003, our affiliated dental group practices in Wisconsin merged into one affiliated dental group practice, thereby resulting in our net revenue from its service agreement becoming greater than 10% of our consolidated net revenue. Net revenue from our service agreement with the merged Wisconsin Dental Group represented approximately 13%, 15% and 15% of our consolidated net revenue for 2003, 2002 and 2001, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of consolidated net revenue.

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working for us at the dental facilities, dental laboratory and regional management. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams supervise and support the staff at the dental facilities.

Salaries and benefits expense as a percentage of total revenue decreased from 30.3% in 2001 to 29.4% in 2002 and 28.8% in 2003. The decrease in 2002 was primarily related to the reduction in staff and administrative positions at two affiliates as a result of managed contract terminations during 2001 (see Note 4 of “Notes to Consolidated Financial Statements”), partially offset by wage inflation and the addition of two dental laboratories where salaries and benefits are generally a higher percentage of total revenue. The decrease in 2003 was attributable to entering into affiliations during 2002 and 2003 where the affiliated dental group practices were required to employ the dental hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned. Additionally our net revenue growth was greater than our employee growth, contributing to the decrease as a percentage of total revenue. These increases were partially offset by the addition of two dental laboratories where salaries and benefits are generally a higher percentage of revenue and an increase in health insurance costs of $650,000, representing a 20% increase over 2002.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue was 10.7% in 2001, 10.8% in 2002 and 10.7% in 2003. The increase in 2002 was due to price increases from certain lab and supply manufactures along with a change in mix of the type of procedures performed. The decrease as a percentage of total revenue in 2003 was primarily attributable a new pricing arrangement negotiated with our primary dental supply vendor as well as continued efforts to manage these expenses. We are continuing our efforts to offset dental supply manufacturer price increases with the economies of scale through our national dental supply purchasing and rebate programs.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs such as utilities associated with dental facilities, dental laboratory and the local and regional administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

Office occupancy expense as a percentage of total revenue was 7.8% in 2001, 8.2% in 2002 and 7.9% in 2003. The increase in 2002 was primarily as a result of the investment in the relocation and addition of new dental facilities and a decrease in facility utilization as a result of the managed care contract terminations in 2001. The decrease as a percentage of adjusted gross revenue in 2003 was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility as compared to 2002. In 2001, we added three new dental facilities and relocated and/or expanded nine facilities. In 2002, we added one new facility and relocated and/or expanded ten facilities. In 2003, we relocated and/or expanded sixteen facilities.

Other Operating Expenses

Other operating expenses include non-health related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue were 5.8% in 2001, 5.9% in 2002 and 5.8% in 2003. The increase in 2002 was primarily due to the impact of the lost revenue associated with the managed care contract terminations in 2001, partially offset by $147,000 of unusual expenses in 2001 related to costs associated with increased patient communications, deinstallation of certain computer equipment and the relocation of certain resource center personnel associated with the managed care contract terminations. Other operating expenses as a percentage of total revenue in 2003 stayed consistent with 2002 due to effort to manage these expenses, offset by increased insurance costs of $600,000, representing a 69% increase over 2002.

General Corporate Expenses

General corporate expenses consist of compensation expenses for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue were 2.7% in 2001, 2.6% in 2002 and 2.7% in 2003. General corporate expenses in 2001 included $192,000 of unusual expenses associated with the restructuring of management. These costs included separation and relocation of certain management personnel following the managed care contract terminations in 2001. The increase in 2003 was mainly due to our management incentive compensation plan, the addition of new management positions and increased benefit costs.

We believe general corporate expenses may increase in 2004 at a rate greater than total revenue as we continue to expand our management infrastructure, to incur professional fees to comply with new corporate governance regulations and to begin the implementation of Improvis in late 2004.

Depreciation

Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facilities, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue decreased from 2.4% in 2001 to 2.2% in 2002 and 2.1% in 2003. The decrease in depreciation expense as a percentage of total revenue in 2002 was primarily due to some of our assets becoming fully depreciated during the year, partially offset by additional depreciation expense from the addition and relocation and/or expansion of dental facilities during 2002. The decrease in depreciation expense as a percentage of total revenue in 2003 was primarily due to higher utilization of our dental facilities as evidenced by a higher level of adjusted gross revenue per facility over 2002.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2004. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2004 at a rate greater than total revenue.

Amortization of Goodwill and Intangible Assets

Amortization as a percentage of total revenue decreased from 1.9% in 2001 to 1.8% in 2002 and 1.7% in 2003. As a percentage of total revenue, the decrease is due to the number of affiliations and acquisitions in recent periods being less than the average since our founding as well as the impact of not amortizing goodwill in 2002 and 2003. Management continually evaluates the appropriateness of the useful lives of its intangible assets. Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Special Charges

Special charges represent a provision for costs associated with reductions in physical capacity at Associated Dental Care Providers and patient communications at Associated Dental Care Providers and Park Dental as a result of the managed care contract terminations in 2001. These costs include facility closure and lease exit costs of three dental offices in Phoenix and regional resource centers, employee termination costs, patient communication and other expenses.

Interest Expense, Net

Net interest expense decreased from $4,295,000 in 2001 to $2,947,000 in 2002 and $2,592,000 in 2003. The decreases in 2002 and 2003 were due to a lower overall interest rate and a lower average debt balance compared to the prior year. Net interest expense in 2003 was partially offset by the expensing of $220,000 of unamortized debt issuance costs as part of terminating our existing credit facility and entering into a new credit facility. See the Liquidity and Capital Resources section for more information related to our credit facility.

Income Taxes

Our effective tax rate was approximately 38.8% for 2001, 38.0% in 2002 and 40.8% in 2003. The effective tax rate in 2002 decreased from the 2001 rate primarily due to fluctuations in taxable income in various states in which we operate and the elimination of certain permanent differences between the financial statement and tax treatment of goodwill amortization. The increase in our effective tax rate for 2003 was mainly a result of recording additional expenses related to adjustments from prior periods. We anticipate that the effective tax rate for 2004 to be in a range of 39.5% to 40.5%.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

From January 1, 2002 through December 31, 2003, we completed 11 dental practice affiliations and acquired the outstanding stock of one dental laboratory and selected assets of a second dental laboratory for aggregate consideration of $11,077,000 in cash, $1,501,000 in subordinated promissory notes, $330,000 in deferred payments and a future contingent payment for two affiliations based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending April 30, 2004 and December 31, 2004, respectively. We estimate that future contingent payments could be between $3,000,000 and $4,000,000. In future years, such contingent payments could result in additional annual amortization expense of approximately $133,000 to $177,000.

For the years ended December 31, 2003 and 2002, cash provided by operating activities amounted to $21,738,000 and $17,040,000, respectively. In 2002, cash from operations primarily resulted from increased net earnings after adding back non-cash items and a decrease in receivables due from affiliated dental group practices, partially offset by payments of special charges of $230,000. The decrease of receivables due from affiliated dental group practices, which totaled $2,055,000, was due to stability in payor mix from the prior year and a reduction in patient receivables at our affiliated dental group practices as a result of increased focus on receivables management. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased from 47 days at December 31, 2001 to 40 days at December 31, 2002. In 2003, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental group practices and increases in accounts payable and accrued expenses and accrued compensation. The decrease in receivables due from affiliated dental group practices, which totaled $1,014,000, was due to better working capital management and continued focus on receivables management at our affiliated dental group practices. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased from 40 days at December 31, 2002 to 36 days at December 31, 2003. We do not expect the days sales outstanding of our affiliated dental group practices to decrease in future years to a similar extent as the improvement achieved during the past two years.

For the years ended December 31, 2003 and 2002, cash used in investing activities amounted to $12,268,000 and $12,415,000, respectively. Cash used for investing activities included cash for affiliations and capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $4,648,000 and $6,269,000 for 2003 and 2002, respectively. Capital expenditures were $7,381,000 and $5,607,000 for 2003 and 2002, respectively. Capital expenditures for 2002 included costs associated with one new dental facility and the relocation and/or expansion of ten dental facilities. Capital expenditures for 2003 included costs associated with the relocation and/or expansion of fourteen dental facilities along with combining our two dental laboratories into one new laboratory facility. We expect that capital expenditures in 2004 to be higher than in past years due to the development of new dental facilities and the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the years ended December 31, 2003 and 2002, cash used for financing activities amounted to $8,419,000 and $5,321,000, respectively. Cash used for financing activities in 2002 resulted from the repayment of indebtedness of $1,906,000 and net repayments under our revolving line of credit of $3,827,000, offset by proceeds from the issuance of Common Stock for the employee stock purchase plan and from stock option exercises of $239,000 and $173,000, respectively. Cash used for financing activities in 2003 resulted from the repayment of indebtedness of $1,624,000, net repayments under our revolving line of credit of $6,905,000 and payment of debt issuance costs as part of entering into a new credit facility of $653,000, offset by proceeds from the issuance of Common Stock for our employee stock purchase plan and from stock option exercises of $219,000 and $544,000, respectively.

On October 16, 2003, we terminated our existing $75,000,000 credit facility and entered into a new $75,000,000 credit facility. As part of terminating the then existing credit facility prior to its July 2004 maturity, we recorded as interest expense $220,000 of unamortized debt issuance costs in the fourth quarter of 2003. The new credit facility is being used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The new credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the new credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At December 31, 2003, the LIBOR and prime interest rates under the credit facility were 2.92% and 4.75%, respectively. In addition, we pay a commitment fee which ranges from 0.375% to 0.50% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. The Company was in compliance with its covenants as of December 31, 2003. The outstanding balance under this line as of December 31, 2003 was $39,425,000. The unused balance at December 31, 2003 was $35,575,000 and based on borrowing covenants $24,779,000 was available for borrowing.

The new credit facility replaced our $75,000,000 credit facility that was being used for general corporate purposes, including affiliations and capital expenditures. Borrowings under this line of credit beared interest at either prime or LIBOR plus a margin, at our option. The margin was based upon our debt coverage ratio and ranged from 0.00% to 0.75% for prime borrowings and 1.75% to 2.75% for LIBOR borrowings. In addition, we paid a commitment fee which ranged from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings were limited to an availability formula based on earnings before income taxes, depreciation and amortization. The credit facility was collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We were also required to comply with certain financial and other covenants.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2003, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and Common Stock as consideration for past affiliations and acquisitions and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation or acquisition candidates are unwilling to accept our securities as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation and acquisition strategy will be modified. We are constantly evaluating potential affiliations with dental groups and acquisition of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater than we have achieved during each of the past two years.

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

Contractual Obligations

The following table summarizes contractual obligations payable or maturing in the following years as of December 31, 2003 (in thousands):

	Total	2004	2005 and 2006	2007 and 2008	Thereafter
Long-term debt obligations	$43,699	$1,380	$41,152	$701	$466
Capital lease obligations	27	27	—	—	—
Operating lease obligations	66,904	11,240	18,628	13,103	23,933

Total gross obligations	110,630	12,647	59,780	13,804	24,399
Operating lease obligations to be reimbursed under service agreements	61,781	10,374	17,341	12,498	21,568

Total net obligations	$48,849	$2,273	$42,439	$1,306	$2,831

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Dental Group Practices

The Company’s carrying amount of receivables due from affiliated dental group practices requires management to assess the collectibility of our business fees. Our fees are dependent on the economic viability of the affiliated dental group practices based on actual and expected future financial performance including collectibility of the affiliated dental group practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated dental group practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated dental group practices’ patient receivables would be required which may impact the collectibility of receivables due from affiliated dental group practices.

To date we have not recorded any losses related to our receivables due from affiliated dental group practices.

Goodwill and Other Intangible Assets

Our business acquisitions and affiliations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

As part of each affiliation and acquisition, we determine the amount of goodwill and intangible assets related to the transaction. In determining the amount of goodwill or intangible assets we estimate the fair value of the assets acquired and liabilities assumed. In determining fair value, we review the balance sheet of the acquired company to ensure the reasonableness of the balances, including the collectibility of receivables, value of inventory on hand, replacement value and depreciable lives of property and equipment and appropriate level of accrued liabilities. In determining the amount of intangible assets related to customer relationships as part of an acquisition, we estimate future discounted cash flows based on many factors, including historical and projected revenue streams and operating margins and customer attrition rates. If the facts and circumstances change indicating that the fair value of tangible net assets or intangible assets should change, future period results could be impacted.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated dental group practices, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) revising Interpretation No. 46 and deferring the effective date under certain circumstances until the first interim or annual period ending after March 15, 2004. The Company has deferred the effective date in accordance with Interpretation No. 46(R) and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins, ranging from 1.25% to 2.00% for LIBOR borrowings based upon our debt coverage ratio. As a result of entering into a new revolving credit facility in October 2003, the banks’ margin decreased by 0.75% from historical levels. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2003 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $394,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of American Dental Partners, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of American Dental Partners, Inc (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2002 and for each of the two years then ended were audited by other auditors whose report dated February 25, 2003 expressed an unqualified opinion on those statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 25, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

American Dental Partners, Inc.:

We have audited the accompanying consolidated balance sheets of American Dental Partners, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dental Partners, Inc. as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/    KPMG LLP

Boston, Massachusetts

February 25, 2003

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$844
Accounts receivable	614	824
Receivables due from affiliated dental group practices	16,611	17,631
Inventories	1,901	1,963
Prepaid expenses and other receivables	1,874	1,964
Deferred income taxes	987	624

Total current assets	23,882	23,850

Property and equipment, net	35,216	31,925

Non-current assets:
Goodwill, net	5,095	5,045
Intangible assets, net	83,843	83,575
Other assets	1,036	620

Total non-current assets	89,974	89,240

Total assets	$149,072	$145,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,203	$7,959
Accrued compensation and benefits	5,672	4,286
Accrued expenses	4,684	3,675
Current maturities of debt	1,407	1,586

Total current liabilities	19,966	17,506

Non-current liabilities:
Long-term debt	42,319	49,677
Deferred income taxes	12,692	10,566
Other liabilities	203	350

Total non-current liabilities	55,214	60,593

Total liabilities	75,180	78,099

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,934,940 and 7,836,572 shares issued and 7,352,440 and 7,254,072 shares outstanding at December 31, 2003 and December 31, 2002, respectively	79	78
Additional paid-in capital	48,833	48,039
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	28,854	22,673

Total stockholders’ equity	73,892	66,916

Total liabilities and stockholders’ equity	$149,072	$145,015

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net revenue	$163,707	$146,810	$141,552
Operating expenses:
Salaries and benefits	72,557	65,762	64,483
Lab fees and dental supplies	27,047	24,164	22,681
Office occupancy expenses	19,999	18,314	16,669
Other operating expenses	14,638	13,163	12,530
General corporate expenses	6,834	5,859	5,660
Depreciation expense	5,378	4,990	5,088
Amortization of goodwill and intangible assets	4,229	4,047	3,955
Special charges	—	(26)	844

Total operating expenses	150,682	136,273	131,910

Earnings from operations	13,025	10,537	9,642
Interest expense, net	2,592	2,947	4,295

Earnings before income taxes	10,433	7,590	5,347
Income taxes	4,252	2,883	2,076

Net earnings	$6,181	$4,707	$3,271

Net earnings per common share:
Basic	$0.84	$0.65	$0.46

Diluted	$0.82	$0.63	$0.45

Weighted average common shares outstanding:
Basic	7,319	7,222	7,183

Diluted	7,572	7,451	7,343

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2000	7,601	(470)	$76	$46,959	$14,695	$(3,244)	$58,486
Issuance of common stock for employee stock purchase plan	62	—	—	283	—	—	283
Issuance of common stock for exercised stock options, including tax benefit of $262	92	—	2	364	—	—	366
Repurchase of common stock	—	(112)	—	—	—	(630)	(630)
Net earnings	—	—	—	—	3,271	—	3,271

Balance at December 31, 2001	7,755	(582)	78	47,606	17,966	(3,874)	61,776
Issuance of common stock for employee stock purchase plan	56	—	—	239	—	—	239
Issuance of common stock for exercised stock options, including tax benefit of $21	26	—	—	194	—	—	194
Net earnings	—	—	—	—	4,707	—	4,707

Balance at December 31, 2002	7,837	(582)	78	48,039	22,673	(3,874)	66,916
Issuance of common stock for employee stock purchase plan	28	—	1	218	—	—	219
Issuance of common stock for exercised stock options, including tax benefit of $32	70	—	—	576	—	—	576
Net earnings	—	—	—	—	6,181	—	6,181

Balance as of December 31, 2003	7,935	(582)	$79	$48,833	$28,854	$(3,874)	$73,892

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$6,181	$4,707	$3,271
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,378	4,990	5,088
Amortization of goodwill and intangible assets	4,229	4,047	3,955
Other amortization	407	232	229
Deferred income taxes	1,841	147	685
(Gain)/loss on disposal of property and equipment	(61)	(21)	147
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	210	(11)	(18)
Receivables due from affiliated dental group practices	1,014	2,055	(2,273)
Other current assets	39	32	(74)
Accounts payable and accrued expenses	1,126	(73)	109
Accrued compensation and benefits	1,414	341	(879)
Accrued special charges	—	(256)	291
Income taxes payable and receivable, net	(40)	850	(304)

Net cash provided by operating activities	21,738	17,040	10,227
Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(4,648)	(6,269)	(1,053)
Capital expenditures, net	(7,381)	(5,607)	(6,801)
Proceeds from the sale of property and equipment	175	—	—
Contingent and deferred payments	(178)	(163)	(530)
Other	(236)	(376)	24

Net cash used for investing activities	(12,268)	(12,415)	(8,360)
Cash flows from financing activities:
(Repayments of) borrowings under revolving line of credit, net	(6,905)	(3,827)	1,100
Principal payments of debt	(1,624)	(1,906)	(1,656)
Common stock issued for the employee stock purchase plan	219	239	283
Proceeds from issuance of common stock for exercise of stock options	544	173	104
Repurchase of common stock	—	—	(630)
Payment of debt issuance costs	(653)	—	—

Net cash used for financing activities	(8,419)	(5,321)	(799)

Increase (decrease) in cash and cash equivalents	1,051	(696)	1,068
Cash and cash equivalents at beginning of period	844	1,540	472

Cash and cash equivalents at end of period	$1,895	$844	$1,540

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,315	$2,790	$4,081

Cash paid during the period for income taxes, net	$2,415	$1,948	$2,347

Acquisitions and affiliations:
Assets acquired	$6,030	$8,281	$1,149
Liabilities assumed	(437)	(1,295)	(26)
Subordinated notes issued	(945)	(556)	(70)

Cash paid	4,648	6,430	1,053
Less cash acquired	—	(161)	—

Net cash paid for acquisitions and affiliations	$4,648	$6,269	$1,053

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with the affiliated dental group practice or professional corporation (“PC”). The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in or control the activities of the affiliated dental group practices. Accordingly, the consolidated financial statements of the affiliated dental group practices are not consolidated with those of the Company.

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2001 and 2002 in order to conform to the December 31, 2003 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of receivables due from affiliated dental group practices requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Fair Value of Financial Instruments

The Company believes the carrying amount of cash and cash equivalents, accounts receivable, receivables due from affiliated dental group practices, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value because the interest rates approximate rates at which similar types of borrowing arrangements could be obtained by the Company.

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to affiliated dental group practices pursuant to the terms of the service agreements. Under such agreements, the affiliated dental group practices reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company’s service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the affiliated dental group practices’ adjusted gross revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company’s service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company in the amount of such excess up to budgeted operating income and a percentage of such excess over budgeted operating income. Under certain service agreements, the Company’s service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental group practices in a formal budgeting process. In all instances, the service fee is negotiated as fair market value for services and capital provided by the Company to the affiliated dental group practices. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

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

Development costs incurred for computer software development or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.”

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Goodwill and Intangible Assets

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, the Company no longer amortizes goodwill. This resulted in the reduction of amortization expense in 2002 and 2003 of $130,000. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years, with accumulated amortization of $564,000 at December 31, 2001.

Upon the adoption of SFAS No. 142, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. Currently, management performs an impairment test on goodwill on an annual basis during the Company’s first quarter or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2003.

Had the Company adopted SFAS No.142 as of January 1, 2001, the pro forma effects on net earnings and earnings per share for the Company for the year ended December 31, 2001 is as follows (in thousands, except per share amounts):

2001
Net earnings as reported	$3,271
Add back: Goodwill amortization expense, net of tax effect	76

Adjusted net earnings	$3,347

Basic earnings per share, as reported	$0.46
Add back: Goodwill amortization expense, net of tax effect	0.01

Pro forma basic earnings per share	$0.47

Diluted earnings per share, as reported	$0.45
Add back: Goodwill amortization expense, net of tax effect	0.01

Pro forma diluted earnings per share	$0.46

Identifiable intangible assets result from service agreements with the affiliated dental group practices and customer relationships from the acquisition of dental laboratories. The estimated fair value of the service agreements are the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. All intangible assets associated with service agreements are amortized on a straight-line basis, generally over 15 to 25 years. In the event a service agreement is terminated, the related affiliated dental group practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair market value or book value, and assume our leases and other liabilities related to the performance of our obligations under the service agreement. Identifiable intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Management performs an impairment test on definite lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite lived intangibles as of December 31, 2003.

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

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the years ended December 31:

	2003	2002	2001
Net earnings, as reported	$6,181	$4,707	$3,271
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(787)	(541)	(419)

Pro forma net earnings	$5,394	$4,166	$2,852

Earnings per share:
Basic, as reported	$0.84	$0.65	$0.46

Basic, pro forma	$0.74	$0.58	$0.40

Diluted, as reported	$0.82	$0.63	$0.45

Diluted, pro forma	$0.72	$0.56	$0.39

Earnings per Share

Earnings per share are computed based on SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) revising Interpretation No. 46 and deferring the effective date under certain circumstances until the first interim or annual period ending after March 15, 2004. The Company has deferred the effective date in accordance with Interpretation No. 46(R) and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.

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

Receivables Due From Affiliated Dental Group Practices

Receivables due from affiliated dental group practices represent amounts due pursuant to the terms of the service agreements.

Adjusted Gross Revenue—Affiliated Dental Group Practices

The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company does not consolidate the financial statements of the affiliated dental group practices with those of the Company. The adjusted gross revenue and amounts retained by the affiliated dental group practices are presented below for illustrative purposes for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Adjusted gross revenue - affiliated dental group practices (unaudited)	$245,609	$217,020	$207,736
Amounts retained by affiliated dental group practices (unaudited)	88,351	76,971	71,090

Net revenue earned under service agreements	$157,258	$140,049	$136,646

Net Revenue

For the years ended December 31, 2003, 2002 and 2001, net revenue consisted of the following (in thousands):

	2003	2002	2001
Reimbursement of expenses:
Salaries and benefits	$58,919	$53,184	$53,730
Lab and dental supplies	27,793	23,923	22,681
Office occupancy expenses	18,389	16,968	15,539
Other operating expenses	12,096	4,174	4,304
Depreciation expense	4,508	10,751	10,254

Total reimbursement of expenses	121,705	109,000	106,508
Business service fees	35,553	31,049	30,138

Business services provided to affiliated dental group practices	157,258	140,049	136,646
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	6,449	6,761	4,906

Total net revenue	$163,707	$146,810	$141,552

Net revenue derived from our service agreement with Park Dental represented approximately 31%, 32% and 34% of our consolidated net revenue for 2003, 2002 and 2001, respectively. Effective July 1, 2003, our affiliated dental group practices in Wisconsin merged into one affiliated dental group practice, thereby resulting in our net revenue from its service agreement becoming greater than 10% of our consolidated net revenue. Net revenue from our service agreement with the merged Wisconsin Dental Group represented approximately 13%, 15% and 15% of our consolidated net revenue for 2003, 2002 and 2001, respectively. No other service agreement or customers related to other revenue accounted for greater than 10% of consolidated net revenue.

(4) Special Charges and Other Unusual Expenses

Special Charges

In January 2001, three of the Company’s affiliated dental groups, Associated Dental Care Providers, Park Dental, and University Dental Associates, received notices of contract terminations from Cigna Dental, and

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

The Company believes the contract terminations should have minimal long-term impact on Park Dental and University Dental Associates. However, given that several of the Company’s dental facilities in Phoenix were acquired from Cigna Dental and previously operated by Cigna Dental as staff model dental practices, Associated Dental’s financial performance was heavily dependent upon its contract with Cigna Dental. As a result, Associated Dental and the Company took decisive action to bring costs in line with expected financial performance. Specifically, Associated Dental and the Company decided to close three dental facilities and to operate others on less than a full time schedule. In addition, the Company made various changes to its management structure, including a consolidation of its administrative resource centers. The Company and Associated Dental notified 43 employees prior to March 31, 2001 of their termination. The Company and Associated Dental provided severance to 26 of the 43 employees, comprised of 14 clinical staff, six dentists and six administrative positions; the remaining 17 employees were not eligible for severance. Severance was provided based on length of employment and continued employment through the separation date. The Company also accrued for certain provisions for facility closure costs, consisting primarily of lease exit costs, abandoned leasehold improvements and computer and dental equipment. Total special charges recorded in the first quarter of 2001 were $1,004,000.

During the fourth quarter of 2001, the Company reversed $160,000 of special charges. This resulted from the Company negotiating a lump sum buyout on two facility leases and severance payouts being less than anticipated. During the fourth quarter of 2002, the Company reversed an additional $26,000 of special charges. This mainly resulted from a forbearance of a facility lease. There was no balance remaining as of December 31, 2003.

The following table summarizes the recorded accruals and uses of the above special charges:

	Facility Closures	Reduction in Work Force	Patient Communication and Other	Total
Balance as of December 31, 2000	$—	$—	$—	$—
New charges	540,000	425,000	39,000	1,004,000
Non-cash items	(35,000)	—	—	(35,000)
Cash payments	(222,000)	(267,000)	(64,000)	(553,000)
Reversal of charges	(77,000)	(83,000)	—	(160,000)
Other adjustments	—	(25,000)	25,000	—

Balance as of December 31, 2001	$206,000	$50,000	$—	$256,000
Cash payments	(174,000)	(56,000)	—	(230,000)
Reversal of charges	(32,000)	6,000	—	(26,000)

Balance as of December 31, 2002	$—	$—	$—	$—

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Other Unusual Expenses

In the first quarter of 2001, in addition to the special charges described above, the Company accrued $470,000 for other unusual expenses. These costs included $143,000 for patient communication costs and deinstallation costs for certain computer equipment and $327,000 for management restructuring and relocation. During the fourth quarter of 2001, the Company reversed $131,000 of unusual expenses. This resulted from the deinstallation costs being less than anticipated and a relocation not occurring within the period anticipated by the Company. For the year ended December 31, 2001, $147,000 of these unusual costs were included in other operating expenses and $192,000 were included in general corporate expenses in the Company’s consolidated statement of operations.

(5) Acquisitions and Affiliations

During the year ended December 31, 2002, the Company entered into a platform affiliation with one dental group practice and acquired selected assets of three dental practices that joined existing affiliates. Also, the Company acquired the outstanding stock of a dental laboratory and the selected assets of a second dental laboratory. All transactions completed in 2002 are referred to as “2002 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $6,430,000 in cash, $556,000 in subordinated promissory notes, $265,000 in deferred payments and a future contingent payment for the new platform affiliation based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004. We estimate that the future contingent payment could be between $3,000,000 and $4,000,000. In future years, such contingent payment could result in additional annual amortization expense of approximately $133,000 to $177,000.

During the year ended December 31, 2003, the Company entered into a platform affilation with one dental group practice and acquired selected assets of six dental practices that joined existing affiliates. All transactions completed in 2003 are referred to as “2003 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $4,648,000 in cash, $945,000 in subordinated promissory notes, $65,000 in deferred payments and a future contingent payment for the new platform affiliation based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending April 30, 2004.

The 2002 and 2003 Transactions are as follows:

Date	Affiliation/Acquisition	Locations
January 2002	James F. Swiencicki, D.D.S.	Williamsville, NY
April 2002	T. R. Andrews, D.D.S.	Phoenix, AZ
May 2002	Voss Dental Lab, Inc.	Buffalo, NY
June 2002	Genco’s Tooth Factory, Inc.	Buffalo, NY
August 2002	1st Advantage Dental Management, LLC	Massachusetts, New York, Vermont
November 2002	Ronald D. Giordan, D.D.S.	Glendale, AZ
April 2003	Fred D. Archer, D.D.S.	Buffalo, NY
May 2003	Redwood Dental Group, P.C.	Detroit, MI
June 2003	Joel D. Latham, D.D.S.	Piedmont, AL
August 2003	Millennium Dental P.C.	Buffalo, NY
September 2003	Edward A. Kahn, D.D.S.	Hamburg, NY
November 2003	Daniel P. Ratkus, D.M.D.	Robinson Township, PA
November 2003	Thomas A. Coleman, D.D.S.	Shaftsbury, VT

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The accompanying consolidated financial statements include the results of operations under the service agreements and dental laboratories from the date of acquisition or affiliation. The excess of the purchase price associated with all of the 2002 and 2003 Transactions over the estimated fair value of net assets acquired and assumed has been recorded as goodwill and intangible assets which are summarized as follows (in thousands):

	2003	2002
Total consideration paid	$5,658	$7,251
Fair value of net tangible assets acquired and assumed	1,083	2,498

Excess of consideration paid over the fair value of net tangible assets acquired	$4,575	$4,753

Goodwill	$—	$2,341
Intangible assets	4,575	2,412

	$4,575	$4,753

(6) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002
Land, buildings and leasehold improvements	$29,768	$26,769
Equipment	29,516	25,130
Furniture and fixtures	7,705	6,854

Total property and equipment	66,989	58,753
Less accumulated depreciation	(31,773)	(26,828)

Property and equipment, net	$35,216	$31,925

We are currently in the process of developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental group practices. Improvis will include expanded clinical, managerial, and financial capabilities and we intend to begin implementation of Improvis in late 2004. The Company capitalized applicable costs beginning in 2003, with total costs capitalized through December 31, 2003 of $325,000. Amortization of these costs will begin when the software is ready for its intended use.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2021. Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $15,263,000, $14,291,000 and $13,071,000 respectively, of which $14,204,000, $13,276,000 and $12,171,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2003 are as follows (in thousands):

	Total Amount Due	Amount to be Reimbursed Under Service Agreements	Net Amount
2004	$11,240	$10,374	$866
2005	10,314	9,620	694
2006	8,314	7,721	593
2007	7,170	6,821	349
2008	5,933	5,677	256
Thereafter	23,933	21,568	2,365

Total minimum lease payments	$66,904	$61,781	$5,123

(7) Intangible Assets

Intangible assets consisted of the following as of December 31, 2003 and 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2003
Service agreements	$105,017	$(21,357)	$83,660
Customer relationships	205	(22)	183

Total intangible assets	$105,222	$(21,379)	$83,843

December 31, 2002
Service agreements	$100,521	$(17,142)	$83,379
Customer relationships	205	(9)	196

Total intangible assets	$100,726	$(17,151)	$83,575

Intangible amortization expense for 2003, 2002 and 2001 was $4,229,000, $4,047,000 and $3,827,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $4,290,000 in 2004 and 2005 $4,284,000 in 2006 and 2007 and $4,282,000 in 2008.

(8) Income Taxes

Income tax expense for the years ended December 31 consists of the following (in thousands):

	2003	2002	2001
Current:
Federal	$1,851	$2,270	$1,187
State	539	467	206

	2,390	2,737	1,393
Deferred:
Federal	1,789	38	636
State	73	108	47

	1,862	146	683

Total income taxes	$4,252	$2,883	$2,076

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Operating loss and other carryforwards	$318	$473
Property and equipment	—	802
Organization and start-up costs	89	147
Accrued expenses and other liabilities	990	666

Gross deferred tax assets	1,397	2,088
Net valuation allowance	(318)	(473)

Net deferred tax assets	$1,079	$1,615

Deferred tax liabilities:
Intangibles	$(11,866)	$(11,557)
Property and equipment	(788)	—
Software costs	(130)	—

Total deferred tax liabilities	(12,784)	(11,557)

Net deferred tax liabilities	$(11,705)	$(9,942)

The Company has a valuation allowance against its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $318,000 and $473,000 as of December 31, 2003 and 2002, respectively. The change in the valuation allowance for the years ended December 31, 2003 and 2002 was $(155,000) and $297,000, respectively.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $32,000, $21,000 and $262,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2003			2002
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$795	$192	$987	$499	$125	$624
Non-current	74	18	92	746	245	991

Total deferred tax assets	869	210	1,079	1,245	370	1,615

Deferred tax liabilities:
Current	—	—	—	—	—	—
Non-current	(10,632)	(2,152)	(12,784)	(9,269)	(2,288)	(11,557)

Total deferred tax liabilities	(10,632)	(2,152)	(12,784)	(9,269)	(2,288)	(11,557)

Net deferred tax liabilities	$(9,763)	$(1,942)	$(11,705)	$(8,024)	$(1,918)	$(9,942)

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

At December 31, 2003 and 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $6,452,000 and $9,676,000 respectively. The net operating loss carryforwards expire as follows: $1,000 in 2004, $60,000 in 2005, $311,000 in 2006, $237,000 in 2007, $53,000 in 2008 and $5,790,000 cumulatively thereafter through 2023.

The following table reconciles the Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2003	2002	2001
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	(0.7)	(0.9)	(0.7)
State taxes, net of Federal benefit	4.2	4.9	2.7
Other permanent differences	2.3	(1.0)	1.8

Effective income tax rate	40.8%	38.0%	38.8%

(9) Debt

Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

	2003	2002
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 2.9% to 4.8%	$39,425	$46,330
Mortgages payable, collateralized, interest rate of 5% payable in installments through 2015	278	304
Note payable, unsecured, interest rate of 5% payable in installments, maturing in 2004	8	16
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	3,988	4,611
Capital lease obligations	27	2

Total long-term debt and capital lease obligations	43,726	51,263
Less current maturities	1,407	1,586

Long-term debt and capital lease obligations, excluding current maturities	$42,319	$49,677

Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2003 are as follows (in thousands):

	Long-term Debt	Capital Leases
2004	$1,380	$28
2005	1,012	—
2006	40,140	—
2007	441	—
2008	260	—
Thereafter	466	—

Total payments	$43,699	28

Less amounts representing interest		1

Total obligations under capital leases		$27

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Revolving Line of Credit

On October 16, 2003, the Company terminated its existing $75,000,000 credit facility and entered into a new $75,000,000 credit facility. As part of terminating the then existing credit facility prior to its July 2004 maturity, the Company recorded as interest expense $220,000 of unamortized debt issuance costs in the fourth quarter of 2003. The new credit facility is being used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The new credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the new credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.25% to 1.00% for prime loans and 1.25% to 2.00% for LIBOR loans. At December 31, 2003, the LIBOR and prime interest rates under the credit facility were 2.92% and 4.75%, respectively. In addition, the Company pays a commitment fee which ranges from 0.375% to 0.50% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with certain financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. The Company was in compliance with its covenants as of December 31, 2003. The outstanding balance under this line as of December 31, 2003 was $39,425,000. The unused balance at December 31, 2003 was $35,575,000 and based on borrowing covenants $24,779,000 was available for borrowing.

The new credit facility replaced the Company’s $75,000,000 credit facility that was being used for general corporate purposes, including affiliations and capital expenditures. Borrowings under this line of credit beared interest at either prime or LIBOR plus a margin at the Company’s option. The margin was based upon the Company’s debt coverage ratio and ranged from 0.00% to 0.75% for prime loans and 1.75% to 2.75% for LIBOR loans. In addition, the Company paid a commitment fee which ranged from 0.25% to 0.375% of the average daily balance of the unused line. Borrowings were limited to an availability formula based on adjusted earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility was collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company was also required to comply with certain financial and other covenants.

(10) Related Party Transactions

The Company affiliated with PDHC, Ltd. (“Park Dental”) in 1996. As part of the consideration paid pursuant to this affiliation, the Company issued subordinated promissory notes to the former stockholders of Park Dental in the aggregate principal amount of $1,500,000. Certain former stockholders of Park Dental are current stockholders, and one former shareholder is a director and officer of the Company. The aggregate principal balance outstanding to these stockholders, and the director and officer of the Company as of December 31, 2003 and 2002 was $0 and $70,000 respectively. These notes beared interest at 7%.

In connection with the Park Dental transaction, the Company entered into a service agreement with an affiliated dental group practice owned in part by these certain stockholders, a director and an officer of the Company. This service agreement is on substantially the same terms and conditions as all of the Company’s other service agreements. The aggregate net revenue earned by subsidiaries of the Company under the service agreement with this affiliated dental group practice in 2003, 2002 and 2001 was $50,473,000 $47,086,000 and $48,036,000 respectively, of which $39,307,000, $36,302,000 and $38,207,000 were reimbursements for expenses incurred in connection with the operation and administration of the related dental facilities.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(11) Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value.

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2003 and 2002 there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2003, 7,934,940 shares were issued and 7,352,440 shares were outstanding. As of December 31, 2002, 7,836,572 shares were issued and 7,254,072 shares were outstanding.

Shelf Registration Statement

The Company has a Shelf Registration Statement on file with the Securities and Exchange Commission covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations and acquisitions. As of December 31, 2003, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2003 at a cost of $3,874,000.

Dividends

The Company has the ability to pay cash dividends on its Common Stock but has not to date. The terms of the Company’s revolving credit facility allow the Company to pay dividends without the lenders’ consent up to certain maximums and compliance with certain covenants.

(12) Stock Compensation Plans

1999 Restricted Stock Plan

The Company’s 1999 Restricted Stock Plan (the “Restricted Stock Plan”) provides for the grant of restricted shares of the Company’s Common Stock at a price equal to the par value of such shares ($0.01 per share).

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 2003, there were no shares issued or outstanding under this Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan expire ten years after the date of grant. At December 31, 2003, options for a total of 1,416,290 shares were reserved for issuance and options for 1,135,948 shares were outstanding under this Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, but are subject to accelerated vesting based on achievement of certain performance measures. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2003, options for 289,689 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated dental group practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2003, options for 69,390 shares were outstanding under this Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan expire ten years after the date of grant. At December 31, 2003, options for a total of 260,000 shares were reserved for issuance and options for 184,250 shares were outstanding under this Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their pay withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 260,793 shares have been issued through 2003 and 15,123 shares were committed for issuance as of December 31, 2003.

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,563,943	$7.95	1,412,880	$7.95	1,578,310	$8.04
Granted	570,401	9.33	206,350	8.15	226,373	7.62
Exercised	(69,893)	7.80	(25,907)	6.75	(91,756)	1.13
Cancelled	(385,174)	13.00	(29,380)	10.54	(300,047)	10.56

Outstanding at end of year	1,679,277	$7.33	1,563,943	$7.95	1,412,880	$7.95

Exercisable at end of year	909,285	$6.14	1,052,684	$8.10	932,923	$8.23

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33	270,270	1.5	$0.33	270,270	$0.33
$6.62 - $ 7.25	382,550	6.4	7.07	298,440	7.09
$7.56 - $ 8.65	340,070	6.6	8.03	174,305	8.10
$8.70 - $ 9.01	363,832	9.4	8.98	9,652	8.96
$9.06 - $ 14.17	322,555	7.4	10.88	156,618	12.00

	1,679,277	6.5	$7.33	909,285	$6.14

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

plans. The fair value for these options and purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2003		2002		2001
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	1.6%	1.0%	4.0%	1.5%	4.5%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	63%	31%	72%	70%	69%	73%
Expected life (years)	3.0	0.5	4.0	0.5	4.0	0.5
Weighted average fair value of options/purchase rights granted during the year	$3.97	$0.68	$4.61	$1.37	$4.20	$1.39

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options that were to be issued at least six months later at the then current market value at an exchange ratio of 0.9 replacement options for each option tendered. The total number of options tendered in January 2003 was 276,000 with an average exercise price of $14.05 by 21 employees, and in July 2003 248,000 options with an exercise price of $8.98 were reissued. Under APB 25, the Company did not record compensation expense as a result of the transaction; however, the effect of this exchange is presented in the pro forma disclosure in accordance with SFAS 123.

(13) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation. Total plan expense for the years ended December 31, 2003, 2002 and 2001 was $809,000, $667,000 and $804,000, respectively.

(14) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2003	2002	2001
Basic Earnings Per Share:
Net earnings available to common stockholders	$6,181	$4,707	$3,271

Weighted average common shares outstanding	7,319	7,222	7,183

Net earnings per share	$0.84	$0.65	$0.46

Diluted Earnings Per Share:
Net earnings available to common stockholders	$6,181	$4,707	$3,271

Weighted average common shares outstanding	7,319	7,222	7,183
Add: Dilutive effect of options (1)	253	229	160

Weighted average common shares as adjusted	7,572	7,451	7,343

Net earnings per share	$0.82	$0.63	$0.45

(1)	In 2003, 2002 and 2001, 154,737, 435, 680 and 756,362 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(15) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net revenue	$39,032	$41,012	$41,659	$42,004
Operating expenses	36,505	37,691	38,342	38,144
Earnings from operations	2,527	3,321	3,317	3,860
Earnings before income taxes	1,894	2,693	2,689	3,157
Income taxes	723	1,029	1,153	1,347
Net earnings	$1,171	$1,664	$1,536	$1,810
Net earnings per share (1):
Basic	$0.16	$0.23	$0.21	$0.25
Diluted	$0.16	$0.22	$0.20	$0.24
Weighted average common shares outstanding:
Basic	7,266	7,312	7,345	7,352
Diluted	7,518	7,557	7,586	7,660

2002
Net revenue	$35,305	$36,265	$37,465	$37,775
Operating expenses	32,579	33,372	34,934	35,388
Earnings from operations (2)	2,726	2,893	2,531	2,387
Earnings before income taxes	1,910	2,123	1,776	1,781
Income taxes (2)	733	800	676	674
Net earnings	$1,177	$1,323	$1,100	$1,107
Net earnings per share (1):
Basic	$0.16	$0.18	$0.15	$0.15
Diluted	$0.16	$0.18	$0.15	$0.15
Weighted average common shares outstanding:
Basic	7,202	7,207	7,230	7,248
Diluted	7,381	7,461	7,460	7,494

(1)	The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.
(2)	In the third quarter of 2003, the Company changed its presentation for certain franchise tax expenses. The Company has reclassified operating expenses and income taxes for all quarters in 2002. Net income was not impacted by this reclassification.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in accountants previously disclosed on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003, and as amended on November 26, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “ Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A summary of our stockholder approved and non-approved equity plans as of December 31, 2003 as follows (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,679	$7.33	356
Equity compensation plans not approved by security holders	—	—	25

Total (excluding ESPP)	1,679	$7.33	381
Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	139
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	139

Total all plans	1,679	$7.33	520

The information set forth under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Compensation Committee Interlocks” in the Company’s Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Independent Public Accountants” in the Company’s Proxy Statement is incorporated herein by reference.

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

(b) Reports on Form 8-K

During the three-month period ended December 31, 2003, the Company filed two reports on Form 8-K and one report on Form 8-K/A. The dates of the reports and information are as follows:

Date of Report	Information Reported
November 4, 2003	Press release dated November 3, 2003 regarding earnings for the quarter and nine-month period ended September 30, 2003.

November 24, 2003	Notice of Change in Registrant’s Certifying Accountant.

November 26, 2003	Amendment to Notice of Change in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 17th day of March, 2004.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao
Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 17, 2004

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 17, 2004

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 17, 2004

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 17, 2004

/S/ JAMES T. KELLY James T. Kelly	Director	March 17, 2004

/S/ MARTIN J. MANNION Martin J. Mannion	Director	March 17, 2004

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 17, 2004

/S/ DERRILL W. REEVES Derril W. Reeves	Director	March 17, 2004

/S/ DR. GREGORY T. SWENSON Dr. Gregory T. Swenson	Director	March 17, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

4(a)	Form of Stock Certificate (1)

4(b)	Form of Subordinated Promissory Note and Form of Subordination Agreement (3)

10(a)	Registration Rights Agreement dated January 8, 1996, among American Dental Partners, Inc., Summit Venture IV, L.P., Summit Investors III, L.P., Gregory A. Serrao, and others, as amended by Amendment to Registration Rights Agreement dated November 1, 1996 (2)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

10(m)	Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S. (9)

10(n)	Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.) (2)

10(o)	Amended and Restated Service Agreement dated January 1, 1999, between PDHC, Ltd. and PDG, P.A. (10)

10(p)	Second Amended and Restated Revolving Credit Agreement dated July 31, 2000, among American Dental Partners, Inc., the Lenders Party Thereto and Fleet National Bank as Agent and Sovereign Bank as Documentation Agent (11)

10(q)	Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler (2)

10(r)	First Amendment to Amended and Restated Service Agreement dated January 1, 2002, between PDHC, Ltd. and PDG, P.A., (12)

Exhibit Number	Exhibit Description
10(s)	Employment agreement dated August 1, 2002 between American Dental Partners, Inc. and Frank D’Allaird, D.D.S., (12)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (13)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (13)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (13)

10(w)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2003, between PDHC, Ltd. and PDG, P.A. (14)

10(x)	Credit Agreement dated October 16, 2003 among American Dental Partners, Inc., the Lenders Party Hereto and KeyBank National Association as Agent (15)

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics, filed herewith.

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 9, 1999.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2000.
(12)	Incorporated by reference to the Company’s Form 10-K filed on March 20, 2003.
(13)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.
(14)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2003.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.