Form 10-Q
period 2004-03-31
AMERICAN DENTAL PARTNERS INC
filed 2004-05-13
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding as of May 11, 2004 was 7,476,486.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,151	$1,895
Accounts receivable	639	614
Receivables due from affiliated dental group practices	15,528	16,611
Inventories	1,853	1,901
Prepaid expenses and other receivables	2,328	1,874
Deferred income taxes	931	987

Total current assets	23,430	23,882

Property and equipment, net	35,074	35,216
Non-current assets:
Goodwill, net	5,095	5,095
Intangible assets, net	83,301	83,843
Other assets	979	1,036

Total non-current assets	89,375	89,974

Total assets	$147,879	$149,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,518	$8,203
Accrued compensation and benefits	5,144	5,672
Accrued expenses	5,725	4,684
Current maturities of debt	1,373	1,407

Total current liabilities	20,760	19,966

Non-current liabilities:
Long-term debt	37,143	42,319
Deferred income taxes	12,693	12,692
Other liabilities	226	203

Total non-current liabilities	50,062	55,214

Total liabilities	70,822	75,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 8,058,986 and 7,934,940 shares issued and 7,476,486 and 7,352,440 shares outstanding at March 31, 2004 and December 31, 2003, respectively	81	79
Additional paid-in capital	49,932	48,833
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	30,918	28,854

Total stockholders’ equity	77,057	73,892

Total liabilities and stockholders’ equity	$147,879	$149,072

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenue	$44,064	$39,032
Operating expenses:
Salaries and benefits	19,273	17,542
Lab fees and dental supplies	7,155	6,511
Office occupancy expenses	5,164	4,930
Other operating expenses	4,159	3,622
General corporate expenses	1,920	1,580
Depreciation expense	1,436	1,280
Amortization of intangible assets	1,082	1,040

Total operating expenses	40,189	36,505

Earnings from operations	3,875	2,527
Interest expense, net	465	633

Earnings before income taxes	3,410	1,894
Income taxes	1,346	723

Net earnings	$2,064	$1,171

Net earnings per common share:
Basic	$0.28	$0.16

Diluted	$0.26	$0.16

Weighted average common shares outstanding:
Basic	7,391	7,266

Diluted	7,858	7,518

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,064	$1,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,436	1,280
Amortization of intangible assets	1,082	1,040
Other amortization	58	57
Deferred income taxes	—	3
(Gain) loss on disposal of property and equipment	(15)	1
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable	(25)	(106)
Receivables due from affiliated dental groups	1,083	(897)
Other current assets	(404)	(410)
Accounts payable and accrued expenses	704	383
Accrued compensation and benefits	(528)	(35)
Income taxes payable and receivable, net	1,162	317
Other	57	(10)

Net cash provided by operating activities	6,674	2,794

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(450)	—
Capital expenditures, net	(1,253)	(1,151)
Contingent and deferred payments	(95)	(110)
Proceeds from the sale of property and equipment	15	—
Payment of acquisition costs	(15)	(90)

Net cash used for investing activities	(1,798)	(1,351)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(5,010)	(1,230)
Principal payments of debt	(200)	(186)
Common stock issued for the employee stock purchase plan	115	115
Proceeds from issuance of common stock for exercise of stock options	488	7
Payment of debt issuance costs	(13)	—

Net cash used for financing activities	(4,620)	(1,294)

Increase in cash and cash equivalents	256	149
Cash and cash equivalents at beginning of period	1,895	844

Cash and cash equivalents at end of period	$2,151	$993

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$461	$568

Cash paid during the period for income taxes, net	$183	$417

Acquisitions and affiliations:
Assets acquired	$475	$—
Liabilities assumed and issued	(25)	—

Net cash paid for acquisitions and affiliations	$450	$—

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States.. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with the affiliated dental group practice or professional corporation (“PC”). The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental groups include assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Basis of Presentation

The interim consolidated financial statements include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not own any interests in or absorb a majority of the economic risks and rewards of the affiliated dental group practices. Accordingly, the financial statements of the affiliated dental group practices are not consolidated with those of the Company.

The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2003 interim consolidated financial statements to conform to current year presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2004
Service agreements	$105,556	$(22,434)	$83,122
Customer relationships	205	(26)	179

Total intangible assets	$105,761	$(22,460)	$83,301

December 31, 2003
Service agreements	$105,017	$(21,357)	$83,660
Customer relationships	205	(22)	183

Total intangible assets	$105,222	$(21,379)	$83,843

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible amortization expense for the three months ended March 31, 2004 and 2003 was $1,082,000 and $1,040,000, respectively. Estimated amortization expense for each of the next five fiscal years ending March 31, 2005, 2006, 2007, 2008 and 2009 is $4,316,000, $4,314,000, $4,310,000, $4,310,000 and $4,304,000, respectively.

Management performed its annual impairment test on goodwill as of March 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of March 31, 2004.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of March 31, 2004.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table shows the Company’s pro forma net earnings and earnings per share if the company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$2,064	$1,171
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(207)	(116)

Pro forma net earnings	$1,857	$1,055

Earnings per share:
Basic, as reported	$0.28	$0.16

Basic, pro forma	$0.25	$0.15

Diluted, as reported	$0.26	$0.16

Diluted, pro forma	$0.24	$0.14

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(5) Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated dental group practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Reimbursement of expenses:
Salaries and benefits	$15,548	$14,111
Lab and dental supplies	7,491	6,582
Office occupancy expenses	4,747	4,448
Other operating expenses	3,336	2,930
Depreciation expense	1,216	1,054

Total reimbursement of expenses	32,338	29,125
Business service fees	10,431	8,178

Business services provided to affiliated dental group practices	42,769	37,303
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,295	1,729

Total net revenue	$44,064	$39,032

Net revenue from the Company’s service agreements with Park Dental and Wisconsin Dental Group represented approximately 32% and 13% of its consolidated net revenue for the three months ended March 31, 2004 and approximately 32% and 14% of its consolidated net revenue for the three months ended March 31, 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of consolidated net revenue.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of basic and diluted earnings per share computations for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,064	$1,171

Weighted average common shares outstanding	7,391	7,266

Net earnings per share	$0.28	$0.16

Diluted Earnings Per Share:
Net earning available to common stockholders	$2,064	$1,171

Weighted average common shares to outstanding	7,391	7,266
Add: Dilutive effect of options (1)	467	252

Weighted average common shares as adjusted	7,858	7,518

Net earnings per share	$0.26	$0.16

(1)	Total options excluded from the computation of diluted earnings per share due to their antidilutive effect was 57,390 and 145,632 for the three months ended March 31, 2004 and 2003, respectively.

(7) Internal Use Software

The Company is currently in the process of developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental groups. Improvis will include expanded clinical, managerial, and financial capabilities and the Company intends to begin implementation of Improvis in late 2004. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized applicable costs beginning in 2003, with total costs capitalized through March 31, 2004 of $435,000. Amortization of these costs will begin when the software is ready for its intended use.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(8) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated dental groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) revising Interpretation No. 46 and deferring the effective date under certain circumstances until the first interim or annual period ending after March 15, 2004. The Company has evaluated Interpretation No.46(R) and determined that consolidation is not required for any interest the Company has with its affiliated dental group practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated dental group practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our affiliation and acquisition strategy, management of rapid growth, dependence upon affiliated dental group practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the “Risk Factors” section of our Registration Statement on Form S-4 (File No. 333-56941).

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2004, we were affiliated with 19 dental groups, comprising 398 dentists practicing in 172 locations in 17 states.

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

Revenue Overview

Our Net Revenue

Our net revenue comprises fees earned under service agreements from our affiliated dental group practices, fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three months ended March 31, 2004 and 2003 the components of net revenue in our consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2004	2003
Reimbursement of expenses	$32,338	$29,125
Business service fees	10,431	8,178

Net revenue earned under service agreements	42,769	37,303
Other revenue	1,295	1,729

Total net revenue	$44,064	$39,032

For additional information on components of our net revenue, see Note 5 of “Notes of Interim Consolidated Financial Statements.”

Adjusted Gross Revenue of the Affiliated Dental Group Practices

Although we do not own or control the affiliated dental group practices or PCs and, accordingly, do not consolidate the financial statements of the PCs with ours, we believe it is important to understand the revenue of the affiliated dental group practices. The affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to us, the amounts retained by the affiliated dental group practices are used for compensation of dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. The following table sets forth for the three months ended March 31, 2004 and 2003 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue earned under service agreements	$42,769	$37,303
Addback: Amounts retained by affiliated dental group practices	24,579	20,921

Adjusted gross revenue - affiliated dental group practices	$67,348	$58,224

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

While payor mix varies from market to market, the following table sets forth for the three months ended March 31, 2004 and 2003 the aggregate payor mix percentages of the affiliated dental group practices:

	Three Months Ended March 31,
	2004	2003
Fee-for-service	39%	41%
PPO plans	40%	35%
Capitated managed care plans	21%	24%

Results of Operations

Net Revenue

Net revenue increased 12.9% to $44,064,000 for the three months ended March 31, 2004 from $39,032,000 for the three months ended March 31, 2003. The increase was attributable to same market net revenue growth, which was 8.9% for the three months ended March 31, 2004, and 4.0% from the current year impact of entering into a service agreement in connection with a May 2003 platform affiliation. Included in same market net revenue growth is a decrease in dental laboratory fees as a result of an increasing percentage of our fees being generated by our affiliated dental groups. For the three months ended March 31, 2004 and 2003, 58.6% and 25.3% of our laboratory fees were generated by our affiliated dental groups, respectively.

Net revenue from our service agreements with Park Dental and Wisconsin Dental Group represented approximately 32% and 13% of our consolidated net revenue for the three months ended March 31, 2004 and approximately 32% and 14% of our consolidated net revenue for the three months ended March 31, 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of consolidated net revenue.

Although we do not own or control our affiliated dental group practices, we believe that it is more meaningful to analyze our revenue, expenses and margins in terms of total revenue, which includes the adjusted gross revenue of our affiliated dental group practices, the fees we receive from dental benefit providers related to the arrangement of the provision of care to patients and our dental laboratory fees. Total revenue and adjusted gross revenue are not measures of financial performance under GAAP, but our expenses and business services fees are incurred or earned in support of the adjusted gross revenue of our affiliated dental group practices. We use these and other non-GAAP financial measures to analyze operating trends and to help manage our business.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the three months ended March 31, 2004 and 2003 the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of net revenue and total revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Amount	% of Our Net Revenue	% of Total Revenue	Amount	% of Our Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$67,348		98.1%	$58,224		97.1%
Other revenue	1,295		1.9	1,729		2.9

Total revenue	68,643		100.0	59,953		100.0
Amounts retained by affiliated dental group practices	24,579		35.8	20,921		34.9

Net revenue	44,064	100.0%	64.2	39,032	100.0%	65.1
Salaries and benefits	19,273	43.7	28.1	17,542	44.9	29.3
Lab fees and dental supplies	7,155	16.2	10.4	6,511	16.7	10.9
Office occupancy expenses	5,164	11.7	7.5	4,930	12.6	8.2
Other operating expenses	4,159	9.4	6.1	3,622	9.3	6.0
General corporate expenses	1,920	4.4	2.8	1,580	4.0	2.6
Depreciation expense	1,436	3.3	2.1	1,280	3.3	2.1
Amortization of intangible assets	1,082	2.5	1.6	1,040	2.7	1.7

Total operating expenses	40,189	91.2	58.5	36,505	93.5	60.9

Earnings from operations	3,875	8.8	5.6	2,527	6.5	4.2
Interest expense, net	465	1.1	0.7	633	1.6	1.1

Earnings before income taxes	3,410	7.7	5.0	1,894	4.9	3.2
Income taxes	1,346	3.1	2.0	723	1.9	1.2

Net earnings	$2,064	4.7%	3.0%	$1,171	3.0%	2.0%

Total revenue increased 14.5% to $68,643,000 for the three months ended March 31, 2004 from $59,953,000 for the three months ended March 31, 2003. The increase was primarily the result of growth at our existing affiliated dental groups along with adjusted gross revenue from our May 2003 platform affiliation. Same market affiliate adjusted gross revenue growth was 10.7% for the three months ended March 31, 2004. Same market affiliate adjusted gross revenue excludes affiliations that occurred after January 1, 2003. Other revenue, which includes fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees, decreased 25.1% to $1,295,000 from $1,729,000 as a result of an increasing percentage of our laboratory fees being generated by our affiliated dental group practices. For the three months ended March 31, 2004 and 2003, 58.6% and 25.3% of our laboratory fees were generated by our affiliated dental group practices, respectively.

Amounts retained by affiliated dental groups increased 17.5% to $24,579,000, for the three months ended March 31, 2004 from $20,921,000 for the three months ended March 31, 2003. As a percentage of adjusted gross revenue of our affiliated dental group practices, amounts retained by affiliated dental group practices increased to 36.5% for the three months ended March 31, 2004 from 35.9% for the three months ended March 31, 2003. The increase as a percentage of adjusted gross revenue is mainly attributable to the current year impact of our May 2003 platform affiliation where dental hygienists and dental assistants are required to be employed by the affiliated dental group practice.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three months ended March 31, 2004 and 2003 same market adjusted gross revenue growth and amounts retained by affiliated dental group practices to our net revenue (in thousands):

	Three Months Ended March 31,		% Growth
	2004	2003
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$64,444	$58,224	10.7%
Dental groups that completed affiliations with the Company during periods of comparison	2,904	—	—

Total adjusted gross revenue - affiliated dental group practices	67,348	58,224	15.7%
Other revenue	1,295	1,729	-25.1%

Total revenue	68,643	59,953	14.5%
Amounts retained by affiliated dental group practices	24,579	20,921	17.5%

Net revenue	$44,064	$39,032	12.9%

Salaries and Benefits

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

Salaries and benefits expense as a percentage of total revenue decreased to 28.1% for the three months ended March 31, 2004 from 29.3% for the three months ended March 31, 2003. The decrease was primarily a combination of the current year impact of entering into our May 2003 platform affiliation where the affiliated dental group practice is required to employ the dental hygienists and dental assistants and staff productivity increases.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.4% for the three months ended March 31, 2004 from 10.9% for the three months ended March 31, 2003. The decrease was primarily related to our continued focus on managing these expenses and increased utilization of our dental laboratory by our affiliated dental group practices.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs such as utilities associated with dental facilities and the local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Office occupancy expense as a percentage of total revenue decreased to 7.5% for the three months ended March 31, 2004 from 8.2% for the three months ended March 31, 2003. The decrease was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility compared to the prior year. During the three months ended March 31, 2004 and 2003, we relocated and/or expanded four and three facilities, respectively.

We expect office occupancy expense in dollars to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue increased to 6.1% for the three months ended March 31, 2004 from 6.0% for the three months ended March 31, 2003. The increase is the result of our May 2003 platform affiliation.

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue increased to 2.8% for the three months ended March 31, 2004 from 2.6% for the three months ended March 31, 2003. The increase in general corporate expenses was primarily due to increases in our incentive compensation plan, travel expenses and costs related to new regulatory requirements associated with being a publicly traded company.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue was 2.1% for the three months ended March 31, 2004 and 2003. Deprecation expense as a percentage of total revenue remained unchanged as a result of higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility over the prior year offset by additional expense related to our May 2003 platform affiliation, the relocation and/or expansion of dental facilities and the relocation of our dental laboratory..

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.6% for the three months ended March 31, 2004 from 1.7% for the three months ended March 31, 2003. The decrease was a result of a greater proportion of our revenue growth coming from existing operations as opposed to entering into additional affiliations.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Earnings from Operations

Earnings from operations increased 53.3% to $3,875,000, or 5.6% of total revenue, for the three months ended March 31, 2004 from $2,527,000, or 4.2% of total revenue, for the three months ended March 31, 2003. Earnings from operations as a percentage of total revenue increased primarily due to improvements in salaries and benefits, office occupancy expense and lab fees and dental supplies, largely as a result of higher same market growth rates.

Interest Expense, Net

Net interest expense decreased to $465,000 for the three months ended March 31, 2004 from $633,000 for the three months ended March 31, 2003. The decrease was due to reduced debt levels, a reduction in our credit facility’s borrowing spread over LIBOR as a result of an improvement in our leverage covenants and lower interest rates as compared to the prior year.

Income Taxes

Our effective tax rate was approximately 39.5% and 38.2% for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate increased due to fluctuations in taxable income in various states in which we operate. We anticipate the annual effective tax rate for 2004 to be in the range of 39.5% to 40.5%.

Net Income

Net income increased 76.3% to $2,064,000, 3.0% of total revenue, for the three months ended March 31, 2004, from $1,171,000, 2.0% of total revenue, for the three months ended March 31, 2003. Net income as a percentage of total revenue increased primarily due to increased earnings from operations, as discussed above, and reduced borrowing costs, partially offset by an increase in our effective tax rate.

Liquidity and Capital Resources

We have financed our capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

For the three months ended March 31, 2004 and 2003, cash provided by operating activities amounted to $6,674,000 and $2,794,000, respectively. For the three months ended March 31, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in receivables due from affiliated dental group practices, accounts payable and accrued expenses and income taxes payable, partially offset by an increase in other current assets and a decrease in accrued compensation and benefits. The decrease in receivables due from affiliated dental group practices, which totaled $1,083,000, was due to a continued focus on patient receivables management. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased to 34 days at March 31, 2004 from 38 days at March 31, 2003 and 36 days at December 31, 2003. For the three months ended March 31, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses, partially offset by increases in receivables due from affiliated dental group practices and other current assets. The increase in receivables due from affiliated dental group practices, which totaled $897,000, was due to an increase in patient receivables at our affiliated dental group practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the three months ended March 31, 2004 and 2003, cash used for investing activities amounted to $1,798,000 and $1,351,000, respectively. Cash used for investing activities during the three months ended March 31, 2004 was primarily from capital expenditures and payments made as part of affiliations and acquisitions, which were $1,253,000 and $560,000, respectively. Cash used for investing activities during the three months ended March 31, 2003 was primarily for capital expenditures, which were $1,151,000. Capital expenditures for the three months ended March 31, 2004 and 2003 included costs associated with the relocation and/or expansion of four and three dental facilities, respectively. We expect that capital expenditures for the remainder of 2004 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the three months ended March 31, 2004 and 2003, cash used for financing activities amounted to $4,620,000 and $1,294,000, respectively. Cash used for financing activities for the three months ended March 31, 2004 resulted from the repayment of indebtedness of $5,210,000, offset by the proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $488,000 and $115,000, respectively. Cash used for financing activities for the three months ended March 31, 2003 resulted from the repayment of indebtedness of $1,416,000, offset by proceeds from the issuance of Common Stock under our employee stock purchase plan and from stock option exercises of $115,000 and $7,000, respectively.

We have a $75,000,000 credit facility that is being used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The new credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At March 31, 2004, the LIBOR interest rate under the credit facility was approximately 2.60% and the prime interest rate under the credit facility was 4.50%. In addition, we pay a commitment fee which ranges from 0.375% to 0.50% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. We were in compliance with our covenants as of March 31, 2004. The outstanding balance under this line as of March 31, 2004 was $34,415,000. The unused balance at March 31, 2004 was $40,585,000 and based on borrowing covenants $34,330,000 was available for borrowing.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of March 31, 2004, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We believe that cash generated from operations and amounts available under our credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next twelve months. Any excess cash will be used to reduce indebtedness or to repurchase Common Stock through our previously announced repurchase program, pursuant to which approximately $1,100,000 remains available to repurchase additional shares.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis we evaluates our estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Dental Group Practices

Our carrying amount of receivables due from affiliated dental group practices requires us to assess the collectibility of our business fees. Our fees are dependent on the economic viability of the affiliated dental group practices based on actual and expected future financial performance including collectibility of the affiliated dental group practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

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

Goodwill and Other Intangible Assets

Our business acquisitions and affiliations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such goodwill and intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements.

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

We perform an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We determine impairment by comparing the fair value to the carrying value of the reporting units. We determine the fair value of each reporting unit based on discounted future cash flows using a discount reflecting our average cost of funds. If impairment were determined, we would make the appropriate adjustment to goodwill to reduce the asset’s carrying value.

We perform an impairment test on definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired, such as loss of key personnel or competition. We review the undiscounted net cash flows of the asset to the carrying value of the intangible asset and projected revenue streams when performing the impairment test on intangible assets. If impairment was determined, we would make the appropriate adjustment to the intangible assets to reduce the asset’s carrying value to fair value.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.25% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2004 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $344,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (see exhibit index on page 25.)

(b)	Reports on Form 8-K

During the three-month period ended March 31, 2004, the Company filed one report on Form 8-K.

The dates of the report and information are as follows:

Date of Report	Information Reported
February 25, 2004	Press release dated February 25, 2004 regarding earnings for the quarter and year ended December 31, 2003 as well as comments of Gregory A. Serrao at the Roth Capital Partners Growth Stock Conference on February 19, 2004.

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 13, 2004	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 13, 2004	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

May 13, 2004	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10(y)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004, between PDHC, Ltd. and PDG, P.A.

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.