Form 10-Q
period 2004-06-30
AMERICAN DENTAL PARTNERS INC
filed 2004-08-11
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding as of August 9, 2004 was 7,624,193.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,812	$1,895
Receivables due from affiliated dental group practices	14,743	16,611
Inventories	1,904	1,901
Prepaid expenses and other receivables	2,920	2,488
Deferred income taxes	931	987

Total current assets	22,310	23,882

Property and equipment, net	35,199	35,216
Non-current assets:
Goodwill, net	5,095	5,095
Intangible assets, net	83,727	83,843
Other assets	915	1,036

Total non-current assets	89,737	89,974

Total assets	$147,246	$149,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,232	$8,203
Accrued compensation and benefits	5,492	5,672
Accrued expenses	5,288	4,684
Current maturities of debt	1,302	1,407

Total current liabilities	20,314	19,966

Non-current liabilities:
Long-term debt	33,357	42,319
Deferred income taxes	12,693	12,692
Other liabilities	236	203

Total non-current liabilities	46,286	55,214

Total liabilities	66,600	75,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 8,191,345 and 7,934,940 shares issued and 7,608,845 and 7,352,440 shares outstanding at June 30, 2004 and December 31, 2003, respectively	82	79
Additional paid-in capital	51,201	48,833
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	33,237	28,854

Total stockholders’ equity	80,646	73,892

Total liabilities and stockholders’ equity	$147,246	$149,072

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$45,044	$41,012	$89,108	$80,044
Operating expenses:
Salaries and benefits	19,189	17,886	38,462	35,428
Lab fees and dental supplies	7,205	6,875	14,360	13,386
Office occupancy expenses	5,181	5,027	10,345	9,957
Other operating expenses	4,165	3,714	8,324	7,336
General corporate expenses	2,480	1,773	4,400	3,353
Depreciation expense	1,479	1,360	2,915	2,640
Amortization of intangible assets	1,103	1,056	2,185	2,096

Total operating expenses	40,802	37,691	80,991	74,196

Earnings from operations	4,242	3,321	8,117	5,848
Interest expense, net	392	628	857	1,261

Earnings before income taxes	3,850	2,693	7,260	4,587
Income taxes	1,531	1,029	2,877	1,752

Net earnings	$2,319	$1,664	$4,383	$2,835

Net earnings per common share:
Basic	$0.31	$0.23	$0.59	$0.39

Diluted	$0.29	$0.22	$0.55	$0.38

Weighted average common shares outstanding:
Basic	7,537	7,312	7,464	7,289

Diluted	8,057	7,557	7,961	7,538

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$4,383	$2,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,915	2,640
Amortization of intangible assets	2,185	2,096
Tax benefit on issuance of common stock for exercise of stock options	1,188	28
Other amortization	113	114
Deferred income taxes	—	2
(Gain) loss on disposal of property and equipment	(15)	7
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	1,849	(489)
Other current assets	(343)	(459)
Accounts payable and accrued expenses	853	1,065
Accrued compensation and benefits	(201)	167
Income taxes payable and receivable, net	35	(182)
Other	89	(1)

Net cash provided by operating activities	13,051	7,823

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(2,238)	(4,425)
Capital expenditures, net	(2,797)	(2,162)
Contingent and deferred payments	(130)	(131)
Proceeds from the sale of property and equipment	15	—
Payment of acquisition costs	(81)	(191)

Net cash used for investing activities	(5,231)	(6,909)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(8,425)	(880)
Principal repayments of debt	(642)	(507)
Common stock issued for the employee stock purchase plan	115	115
Proceeds from issuance of common stock for exercise of stock options	1,068	510
Payment of debt issuance costs	(19)	—

Net cash used for financing activities	(7,903)	(762)

(Decrease) increase in cash and cash equivalents	(83)	152
Cash and cash equivalents at beginning of period	1,895	844

Cash and cash equivalents at end of period	$1,812	$996

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$802	$1,103

Cash paid during the period for income taxes, net	$1,655	$1,921

Acquisitions and affiliations:
Assets acquired	$2,389	$5,688
Liabilities assumed and issued	(151)	(1,263)

Net cash paid for acquisitions and affiliations	$2,238	$4,425

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

The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2003 interim consolidated financial statements to conform with current year presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2004
Service agreements	$107,085	$(23,534)	$83,551
Customer relationships	205	(29)	176

Total intangible assets	$107,290	$(23,563)	$83,727

December 31, 2003
Service agreements	$105,017	$(21,357)	$83,660
Customer relationships	205	(22)	183

Total intangible assets	$105,222	$(21,379)	$83,843

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible amortization expense was $1,103,000 and 1,056,000 for the three months ended June 30, 2004 and 2003 and $2,185,000 and $2,096,000 for the six months ending June 30, 2004 and 2003, respectively. Estimated amortization expense for each of the five fiscal years ending June 30, 2005, 2006, 2007, 2008 and 2009 is $4,419,000, $4,415,000, $4,412,000, $4,412,000 and $4,403,000, respectively.

Management performed its annual impairment test on goodwill as of March 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill during the six months ended June 30, 2004.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles during the six months ended June 30, 2004.

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

The following table shows the Company’s pro forma net earnings and earnings per share if the company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$2,319	$1,664	$4,383	$2,835
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(262)	(136)	(469)	(253)

Pro forma net earnings	$2,057	$1,528	$3,914	$2,582

Earnings per share:
Basic, as reported	$0.31	$0.23	$0.59	$0.39

Basic, pro forma	$0.27	$0.21	$0.52	$0.35

Diluted, as reported	$0.29	$0.22	$0.55	$0.38

Diluted, pro forma	$0.26	$0.20	$0.49	$0.34

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options that were to be issued at least six months later at the then current market value at an exchange ratio of 0.9 for each option tendered. The total number of options tendered in January 2003 was 276,000 with an average exercise price of $14.05 by 21 employees, and in July 2003 248,000 options with an average exercise price of $8.98 were reissued. Under APB 25, the Company did not record compensation expense as a result of the transaction; however, the effect of this exchange is presented in the pro forma disclosure in accordance with SFAS 123.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reimbursement of expenses:
Salaries and benefits	$15,569	$14,509	$31,117	$28,620
Lab and dental supplies	7,677	7,026	15,168	13,608
Office occupancy expenses	4,786	4,570	9,533	9,018
Other operating expenses	3,352	3,009	6,688	5,939
Depreciation expense	1,254	1,132	2,470	2,186

Total reimbursement of expenses	32,638	30,246	64,976	59,371
Business service fees	11,099	9,025	21,530	17,203

Business services provided to affiliated dental group practices	43,737	39,271	86,506	76,574
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,307	1,741	2,602	3,470

Net revenue	$45,044	$41,012	$89,108	$80,044

Net revenue from the Company’s service agreement with Park Dental represented approximately 32% and 30% of net revenue for the three months ended June 30, 2004 and 2003 and 32% and 31% for the six months ended June 30, 2004 and 2003, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group represented approximately 13% of net revenue for the three and six months ended June 30, 2004 and 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of net revenue.

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

The components of basic and diluted earnings per share computations for the three months and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,319	$1,664	$4,383	$2,835

Weighted average common shares outstanding	7,537	7,312	7,464	7,289

Net earnings per share	$0.31	$0.23	$0.59	$0.39

Diluted Earnings Per Share:
Net earning available to common stockholders	$2,319	$1,664	$4,383	$2,835

Weighted average common shares to outstanding	7,537	7,312	7,464	7,289
Add: Dilutive effect of options (1)	520	245	497	249

Weighted average common shares as adjusted	8,057	7,557	7,961	7,538

Net earnings per share	$0.29	$0.22	$0.55	$0.38

(1)	There were no options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004. Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 140,366 and 145,719 for the three and six months ended June 30, 2003, respectively.

(7) Internal Use Software

The Company is currently in the process of developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental groups. Improvis will include expanded clinical, managerial and financial capabilities and the Company intends to begin implementation of Improvis in late 2004. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized applicable costs beginning in 2003, with total capitalized costs through June 30, 2004 of $530,000. Amortization of these costs will begin when the software is ready for its intended use.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated dental group practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our acquisition and affiliation strategy, management of rapid growth, dependence upon affiliated dental group practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-56941).

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2004, we were affiliated with 19 dental groups, comprising 398 dentists practicing in 176 locations in 17 states.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and six months ended June 30, 2004 and 2003 the components of net revenue in our consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reimbursement of expenses	$32,638	$30,246	$64,976	$59,371
Business service fees	11,099	9,025	21,530	17,203

Net revenue earned under service agreements	43,737	39,271	86,506	76,574
Other revenue	1,307	1,741	2,602	3,470

Net revenue	$45,044	$41,012	$89,108	$80,044

For additional information on components of our net revenue, see Note 5 of “Notes of Interim Consolidated Financial Statements.”

Adjusted Gross Revenue of the Affiliated Dental Group Practices

Although we do not own or control the affiliated dental group practices or PCs and, accordingly, do not consolidate the financial statements of the PCs with ours, we believe it is important to understand the revenue of the affiliated dental group practices. The affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to us, the amounts retained by the affiliated dental group practices are used for compensation of dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. The following table sets forth for the three and six months ended June 30, 2004 and 2003 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue earned under service agreements	$43,737	$39,271	$86,506	$76,574
Addback: Amounts retained by affiliated dental group practices	25,145	22,202	49,724	43,123

Adjusted gross revenue - affiliated dental group practices	$68,882	$61,473	$136,230	$119,697

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

While payor mix varies from market to market, the following table sets forth for the six months ended June 30, 2004 and 2003 the aggregate payor mix percentages of the affiliated dental group practices:

	Six Months Ended June 30,
	2004	2003
Fee-for-service	38%	40%
PPO plans	41%	37%
Capitated managed care plans	21%	23%

Results of Operations

Net Revenue

Net revenue increased 9.8% to $45,044,000 for the three months ended June 30, 2004 from $41,012,000 for the three months ended June 30, 2003 and increased 11.3% to $89,108,000 for the six months ended June 30, 2004 from $80,044,000 for the six months ended June 30, 2003. The increase was attributable to same market net revenue growth from our affiliated dental group practices of 10.6% and 10.5% for the three and six months ended June 30, 2004 and net revenue earned from our platform affiliation completed in May 2003, offset by a decrease in other revenue. The decrease in other revenue is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned by our affiliated dental groups.

Net revenue from our service agreement with Park Dental represented approximately 32% and 30% of net revenue for the three months ended June 30, 2004 and 2003 and 32% and 31% for the six months ended June 30, 2004 and 2003, respectively. Net revenue from our service agreement with Wisconsin Dental Group represented approximately 13% of net revenue for the three and six months ended June 30, 2004 and 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of net revenue.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the three and six months ended June 30, 2004 and 2003, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of net revenue and total revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Amount	% of Our Net Revenue	% of Total Revenue	Amount	% of Our Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$68,882		98.1%	$61,473		97.2%
Other revenue	1,307		1.9	1,741		2.8

Total revenue	70,189		100.0	63,214		100.0
Amounts retained by affiliated dental group practices	25,145		35.8	22,202		35.1

Net revenue	45,044	100.0%	64.2	41,012	100.0%	64.9
Salaries and benefits	19,189	42.6	27.3	17,886	43.6	28.3
Lab fees and dental supplies	7,205	16.0	10.3	6,875	16.8	10.9
Office occupancy	5,181	11.5	7.4	5,027	12.3	8.0
Other operating expenses	4,165	9.2	5.9	3,714	9.1	5.9
General corporate expenses	2,480	5.5	3.5	1,773	4.3	2.8
Depreciation expense	1,479	3.3	2.1	1,360	3.3	2.2
Amortization of intangible assets	1,103	2.4	1.6	1,056	2.6	1.7

Total operating expenses	40,802	90.6	58.1	37,691	91.9	59.6

Earnings from operations	4,242	9.4	6.0	3,321	8.1	5.3
Interest expense, net	392	0.9	0.6	628	1.5	1.0

Earnings before income taxes	3,850	8.5	5.5	2,693	6.6	4.3
Income taxes	1,531	3.4	2.2	1,029	2.5	1.6

Net earnings	$2,319	5.1%	3.3%	$1,664	4.1%	2.6%

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Amount	% of Our Net Revenue	% of Total Revenue	Amount	% of Our Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$136,230		98.1%	$119,697		97.2%
Other revenue	2,602		1.9	3,470		2.8

Total revenue	138,832		100.0	123,167		100.0
Amounts retained by affiliated dental group practices	49,724		35.8	43,123		35.0

Net revenue	89,108	100.0%	64.2	80,044	100.0%	65.0
Salaries and benefits	38,462	43.2	27.7	35,428	44.3	28.8
Lab fees and dental supplies	14,360	16.1	10.3	13,386	16.7	10.9
Office occupancy	10,345	11.6	7.5	9,957	12.4	8.1
Other operating expenses	8,324	9.3	6.0	7,336	9.2	6.0
General corporate expenses	4,400	4.9	3.2	3,353	4.2	2.7
Depreciation expense	2,915	3.3	2.1	2,640	3.3	2.1
Amortization of intangible assets	2,185	2.5	1.6	2,096	2.6	1.7

Total operating expenses	80,991	90.9	58.4	74,196	92.7	60.3

Earnings from operations	8,117	9.1	5.8	5,848	7.3	4.7
Interest expense, net	857	1.0	0.6	1,261	1.6	1.0

Earnings before income taxes	7,260	8.1	5.2	4,587	5.7	3.7
Income taxes	2,877	3.2	2.1	1,752	2.2	1.4

Net earnings	$4,383	4.9%	3.2%	$2,835	3.5%	2.3%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

(unaudited)

Total revenue increased 11.0% to $70,189,000 for the three months ended June 30, 2004 from $63,214,000 for the three months ended June 30, 2003 and 12.7% to $138,832,000 for the six months ended June 30, 2004 from $123,167,000 for the six months ended June 30, 2003. The increase was primarily the result of growth at our existing affiliated dental groups along with adjusted gross revenue from our May 2003 platform affiliation. Same market affiliate adjusted gross revenue growth was 11.2% and 11.0% for the three and six months ended June 30, 2004, respectively. Same market affiliate adjusted gross revenue excludes platform affiliations that occurred after January 1, 2003. Other revenue, which includes fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees, decreased 24.9% to $1,307,000 for the three months ended June 30, 2004 from $1,741,000 for the three months ended June 30, 2003 and 25.0% to $2,602,000 for the six months ended June 30, 2004 from $3,470,000 for the six months ended June 30, 2003. The decrease was primarily the result of an increasing percentage of our laboratory fees being generated by our affiliated dental groups. For the three months ended June 30, 2004 and 2003, 62.3% and 38.9% of our laboratory fees were generated by our affiliated dental groups and for the six months ended June 30, 2004 and 2003 60.5% and 32.6% of our laboratory fees were generated by our affiliated dental groups, respectively.

Amounts retained by affiliated dental group practices increased 13.3% to $25,145,000 for the three months ended June 30, 2004 from $22,202,000 for the three months ended June 30, 2003 and 15.3% to $49,724,000 for the six months ended June 30, 2004 from $43,123,000 for the six months ended June 30, 2003. As a percentage of adjusted gross revenue of our affiliated dental group practices, amounts retained by affiliated dental group practices increased to 36.5% for the three months ended June 30, 2004 from 36.1% for the three months ended June 30, 2003 and to 36.5% for the six months ended June 30, 2004 from 36.0% for the six months ended June 30, 2003. The increase for the three months ended June 30, 2004 was mainly a result of greater profitability levels at our affiliated dental group practices, with a smaller part of the increase due to the current year impact of our May 2003 platform affiliation where dental hygienists and dental assistants are required to be employed by the affiliated dental group practice. The increase for the six months ended June 30, 2004 was mainly attributable to the current year impact of our May 2003 platform affiliation.

The following table reconciles for the three and six months ended June 30, 2004 and 2003 same market affiliate adjusted gross revenue growth and amounts retained by affiliated dental group practices to our net revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Growth	2004	2003	% Growth
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$66,155	$59,466	11.2%	$130,600	$117,690	11.0%
Dental groups that completed affiliations with the Company during periods of comparison	2,727	2,008	35.8%	5,630	2,008	180.4%

Total adjusted gross revenue - affiliated dental group practices	68,882	61,474	12.1%	136,230	119,698	13.8%
Other revenue	1,307	1,740	-24.9%	2,602	3,469	-25.0%

Total revenue	70,189	63,214	11.0%	138,832	123,167	12.7%
Amounts retained by affiliated dental group practices	25,145	22,202	13.3%	49,724	43,123	15.3%

Net revenue	$45,044	$41,012	9.8%	$89,108	$80,044	11.3%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

(unaudited)

Salaries and benefits expense as a percentage of total revenue decreased to 27.3% for the three months ended June 30, 2004 from 28.3% for the three months ended June 30, 2003 and decreased to 27.7% for the six months ended June 30, 2004 from 28.8% for the six months ended June 30, 2003. The decrease was primarily due to staff productivity increases and the current year impact of entering into our May 2003 platform affiliation where the affiliated dental group practice is required to employ the dental hygienists and dental assistants.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.3% for the three and six months ended June 30, 2004 from 10.9% for the three and six months ended June 30, 2003. The decrease was primarily related to our continued focus on managing these expenses and increased utilization of our dental laboratory by our affiliated dental groups.

Office Occupancy

Office occupancy expenses include rent expense and certain other operating costs such as utilities associated with dental facilities and local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of total revenue decreased to 7.4% for the three months ended June 30, 2004 from 8.0% for the three months ended June 30, 2003 and decreased to 7.5% for the six months ended June 30, 2004 from 8.1% for the six months ended June 30, 2003. The decrease was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility compared to the prior year. During the six months ended June 30, 2004 and 2003, we relocated and/or expanded eight and nine facilities, respectively.

We expect office occupancy expense to continue to increase as we invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue was 5.9% for the three months ended June 30, 2004 and 2003 and increased to 6.0% for the six months ended June 30, 2004 from 5.9% for the six months ended June 30, 2003. The increase for the six months ended June 30, 2004 was the result of our May 2003 platform affiliation.

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue increased to 3.5% for the three months ended June 30, 2004 from 2.8% for the three month period ended June 30, 2003 and increased to 3.2% for the six months ended June 30, 2004 from 2.7% for the six months ended June 30, 2003. The increase for the three months ended June 30, 2004 was primarily due to costs related to preparing for complying with Section 404 of the Sarbanes-Oxley Act, new hires at our corporate office and the favorable impact of a legal settlement during the three months ended June 30, 2003. In addition to the items noted, the increase for the six months ended June 30, 2004 was due to increases in our incentive compensation plan and travel expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue decreased to 2.1% for the three months ended June 30, 2004 from 2.2% for the three months June 30, 2003 and was 2.1% for the six months ended June 30, 2004 and 2003. The decrease in depreciation expense for the three months ended June 30, 2004 and stability for the six months ended June 30, 2004 is a result of higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility over the prior year offset by additional expense related to our May 2003 platform affiliation, the relocation and/or expansion of dental facilities, the relocation of our dental laboratory and new affiliations completed since last year.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.6% for the three and six months ended June 30, 2004 from 1.7% for the three and six months ended June 30, 2003. The decrease was a result of a greater proportion of our revenue growth coming from existing operations as opposed to entering into additional affiliations.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Earnings from Operations

Earnings from operations increased 27.7% to $4,242,000, or 6.0% of total revenue, for the three months ended June 30, 2004 from $3,321,000, or 5.3% of total revenue, for the three months ended June 30, 2003. Earnings from operations increased 38.8% to $8,117,000, or 5.8% of total revenue, for the six months ended June 30, 2004 from $5,848,000, or 4.7% of total revenue, for the six months ended June 30, 2003. Earnings from operations as a percentage of total revenue increased primarily due to improvements in salaries and benefits and office occupancy expense, largely as a result of higher same market growth rates, and improvements in lab fees and dental supplies, as a result of our continued focus on managing these expenses and increased utilization of our dental laboratory by our affiliated dental groups.

Interest Expense, Net

Net interest expense decreased to $392,000 for the three months ended June 30, 2004 from $628,000 for the three months ended June 30, 2003 and decreased to $857,000 for the six months ended June 30, 2004 from $1,261,000 for the six months ended June 30, 2003. The decrease was due to reduced debt levels, a reduction in borrowing spread over LIBOR associated with our new credit facility completed in October 2003, an improvement in our leverage covenants and to a lesser extent a lower LIBOR interest rate as compared to the prior year.

Income Taxes

Our effective tax rate was approximately 39.8% and 39.6% for the three and six months ended June 30, 2004 compared to 38.2% for the three and six months ended June 30, 2003. The effective tax rate increased due to fluctuations in taxable income in various states in which we operate. We anticipate the annual effective tax rate for 2004 to be in the range of 39.5% to 40.5%.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Income

Net income increased 39.4% to $2,319,000, or 3.3% of total revenue, for the three months ended June 30, 2004, from $1,664,000, or 2.6% of total revenue, for the three months ended June 30, 2003. Net income increased 54.6% to $4,383,000, or 3.2% of total revenue, for the six months ended June 30, 2004, from $2,835,000, or 2.3% of total revenue, for the six months ended June 30, 2003. Net income as a percentage of total revenue increased primarily due to increased earnings from operations, as discussed above, and reduced borrowing costs, partially offset by an increase in our effective tax rate.

Liquidity and Capital Resources

We have financed our capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

For the six months ended June 30, 2004 and 2003, cash provided by operating activities amounted to $13,051,000 and $7,823,000, respectively. For the six months ended June 30, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in receivables due from affiliated dental group practices and accounts payable and accrued expenses, partially offset by an increase in other current assets and a decrease in accrued compensation and benefits. The decrease in receivables due from affiliated dental group practices, which totaled $1,849,000, was due to a continued focus on patient receivables management. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased to 32 days at June 30, 2004 from 36 days at June 30, 2003 and December 31, 2003. For the six months ended June 30, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses, partially offset by an increase in receivables due from affiliated dental group practices and an increase in other current assets. The increase in receivables due from affiliated dental group practices, which totaled $489,000, was primarily due to an increase in patient receivables at our affiliated dental group practices.

For the six months ended June 30, 2004 and 2003, cash used for investing activities amounted to $5,231,000 and $6,909,000, respectively. Cash used for investing activities for the six months ended June 30, 2004 was primarily for capital expenditures of $2,797,000 and payments made as part of affiliations and acquisitions of $2,238,000. Cash used for investing activities for the six months ended June 30, 2003 was primarily for payments made as part of affiliations and acquisitions of $4,425,000 and capital expenditures of $2,162,000. Capital expenditures for the six months ended June 30, 2004 and 2003 included costs associated with the relocation and/or expansion of eight and nine dental facilities, respectively. We expect that capital expenditures for the remainder of 2004 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the six months ended June 30, 2004 and 2003, cash used for financing activities amounted to $7,903,000 and $762,000, respectively. Cash used for financing activities for the six months ended June 30, 2004 resulted from the repayment of indebtedness of $9,067,000, offset by the proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $1,068,000 and $115,000, respectively. Cash used for financing activities for the six months ended June 30, 2003 resulted from the repayment of indebtedness of $1,387,000, offset by proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $510,000 and $115,000, respectively. Stock option exercises have increased during the six months ended June 30, 2004 because of the increase in our stock price.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We have a $75,000,000 credit facility that is being used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At June 30, 2004, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 2.65%. We had no borrowings under the prime interest rate which was 4.25%. In addition, we pay a commitment fee which ranges from 0.375% to 0.50% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. We were in compliance with our covenants as of June 30, 2004. The outstanding balance under this line as of June 30, 2004 was $31,000,000. The unused balance at June 30, 2004 was $44,000,000 and based on borrowing covenants $41,926,000 was available for borrowing.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of June 30, 2004, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and common stock as consideration for affiliations. We plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. If potential affiliation candidates are unwilling to accept our subordinated debt or common stock as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis we evaluate our estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.25% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2004 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $310,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2004.

There were no significant changes made in our internal control over financial reporting during the period covered by this report, or to our knowledge, other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 30, 2004. At the meeting, the individuals listed below were elected to our Board of Directors for a term expiring in 2007. The table below indicates the votes for and votes withheld for such nominee:

Name	Votes For	Votes Withheld
Robert E. Hunter D.M.D	6,613,587	190,420
Gregory T. Swenson, D.D.S.	6,656,604	147,403

James T. Kelly, Martin J. Mannion, Gerard M. Moufflet, Derril W. Reeves and Gregory A. Serrao also serve on our Board of Directors for terms which continue after the annual meeting.

At our annual meeting of shareholders, the shareholders also approved by the vote shown in the table below, a proposal to increase the number of shares of Common Stock reserved for issuance under our 1996 Directors Stock Option Plan by 125,000 shares. The table below indicates the votes for, votes against, votes abstained and broker non-votes:

Votes for	4,773,158
Votes against	1,349,519
Abstain	750
Broker non-vote	680,580

Item 5. Other Information

Not applicable.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION – (Continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (see Exhibit Index, page 25)

(b)	Reports on Form 8-K

During the three-month period ended June 30, 2004, the company filed two reports on form 8-K.

The dates of the report and information are as follows:

Date of Report	Information Reported
April 21, 2004	Press release dated April 16, 2004 regarding the sale of its Common Stock by Summit Partners.

May 3, 2004	Press release dated May 3, 2004 regarding earnings for the first quarter of 2004.

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 11, 2004	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 11, 2004	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 11, 2004	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan.

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan.

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.