Form 10-Q
period 2004-09-30
AMERICAN DENTAL PARTNERS INC
filed 2004-11-12
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock, $0.01 par value, outstanding as of November 10, 2004 was 7,701,228.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,889	$1,895
Receivables due from affiliated dental group practices	14,494	16,611
Inventories	1,838	1,901
Prepaid expenses and other receivables	2,716	2,488
Deferred income taxes	931	987

Total current assets	23,868	23,882

Property and equipment, net	35,898	35,216
Non-current assets:
Goodwill	5,095	5,095
Intangible assets, net	82,970	83,843
Other assets	857	1,036

Total non-current assets	88,922	89,974

Total assets	$148,688	$149,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,426	$8,203
Accrued compensation and benefits	7,018	5,672
Accrued expenses	5,832	4,684
Current maturities of debt	1,131	1,407

Total current liabilities	22,407	19,966

Non-current liabilities:
Long-term debt	29,996	42,319
Deferred income taxes	12,693	12,692
Other liabilities	219	203

Total non-current liabilities	42,908	55,214

Total liabilities	65,315	75,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 7,934,940 and 8,277,328 shares issued and 7,352,440 and 7,694,828 shares outstanding at September 30, 2004 and December 31, 2003, respectively	83	79
Additional paid-in capital	51,934	48,833
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	35,230	28,854

Total stockholders’ equity	83,373	73,892

Total liabilities and stockholders’ equity	$148,688	$149,072

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$44,640	$41,659	$133,748	$121,703
Operating expenses:
Salaries and benefits	19,444	18,536	57,906	53,964
Lab fees and dental supplies	7,125	6,757	21,485	20,143
Office occupancy expenses	5,287	5,037	15,632	14,994
Other operating expenses	4,278	3,680	12,602	11,016
General corporate expenses	2,222	1,897	6,622	5,250
Depreciation expense	1,485	1,363	4,400	4,003
Amortization of intangible assets	1,107	1,072	3,292	3,168

Total operating expenses	40,948	38,342	121,939	112,538

Earnings from operations	3,692	3,317	11,809	9,165
Interest expense, net	386	628	1,243	1,889

Earnings before income taxes	3,306	2,689	10,566	7,276
Income taxes	1,313	1,153	4,190	2,905

Net earnings	$1,993	$1,536	$6,376	$4,371

Net earnings per common share:
Basic	$0.26	$0.21	$0.85	$0.60

Diluted	$0.25	$0.20	$0.80	$0.58

Weighted average common shares outstanding:
Basic	7,635	7,345	7,521	7,308

Diluted	8,130	7,586	8,019	7,550

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$6,376	$4,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,400	4,003
Amortization of intangible assets	3,292	3,168
Tax benefit on issuance of common stock for exercise of stock options	1,644	32
Other amortization	169	171
Deferred income taxes	—	2
(Gain) loss on disposal of property and equipment	15	(62)
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	2,098	641
Other current assets	(73)	(133)
Accounts payable and accrued expenses	1,211	1,568
Accrued compensation and benefits	1,325	1,296
Income taxes payable and receivable, net	101	822
Other	99	5

Net cash provided by operating activities	20,657	15,884

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(2,588)	(4,536)
Capital expenditures, net	(4,708)	(4,146)
Contingent and deferred payments	(163)	(138)
Proceeds from the sale of property and equipment	34	175
Payment of acquisition costs	(81)	(289)

Net cash used for investing activities	(7,506)	(8,934)

Cash flows from financing activities:
Repayments under revolving line of credit, net	(11,225)	(6,780)
Principal repayments of debt	(1,374)	(915)
Common stock issued for the employee stock purchase plan	263	219
Proceeds from issuance of common stock for exercise of stock options	1,198	544
Payment of debt issuance costs	(19)	(39)

Net cash used for financing activities	(11,157)	(6,971)

Increase (decrease) in cash and cash equivalents	1,994	(21)
Cash and cash equivalents at beginning of period	1,895	844

Cash and cash equivalents at end of period	$3,889	$823

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$1,199	$1,782

Cash paid during the period for income taxes, net	$2,444	$2,033

Acquisitions and affiliations:
Assets acquired	$2,739	$5,915
Liabilities assumed and issued	(151)	(1,379)

Net cash paid for acquisitions and affiliations	$2,588	$4,536

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

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2004
Service agreements	$107,435	$(24,637)	$82,798
Customer relationships	205	(33)	172

Total intangible assets	$107,640	$(24,670)	$82,970

December 31, 2003

Service agreements	$105,017	$(21,357)	$83,660
Customer relationships	205	(22)	183

Total intangible assets	$105,222	$(21,379)	$83,843

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible amortization expense was $1,107,000 and $1,072,000 for the three months ended September 30, 2004 and 2003, respectively, and $3,292,000 and $3,168,000 for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for each of the next five years ending September 30, 2005, 2006, 2007, 2008 and 2009 will be $4,438,000, $4,433,000, $4,432,000, $4,431,000 and $4,420,000, respectively.

Management performed its annual impairment test on goodwill as of March 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill during the nine months ended September 30, 2004 and 2003.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles during the nine months ended September 30, 2004 and 2003.

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

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$1,993	$1,536	$6,376	$4,371
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(187)	(157)	(632)	(373)

Pro forma net earnings	$1,806	$1,379	$5,744	$3,998

Earnings per share:
Basic, as reported	$0.26	$0.21	$0.85	$0.60

Basic, pro forma	$0.24	$0.19	$0.76	$0.55

Diluted, as reported	$0.25	$0.20	$0.80	$0.58

Diluted, pro forma	$0.22	$0.18	$0.72	$0.53

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In January 2003, the Company instituted a one-time stock option exchange program. This allowed employees to tender certain stock options for replacement options that were to be issued at least six months later at the then current market value at an exchange ratio of 0.9 for each option tendered. The total number of options tendered in January 2003 was 276,000 with an average exercise price of $14.05 by 21 employees, and in July 2003, 248,000 options with an average exercise price of $8.98 were reissued. Under APB 25, the Company did not record compensation expense as a result of the transaction; however, the effect of this exchange is presented in the pro forma disclosure in accordance with SFAS 123.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reimbursement of expenses:
Salaries and benefits	$15,789	$15,102	$46,906	$43,723
Lab and dental supplies	7,608	6,931	22,775	20,538
Office occupancy expenses	4,877	4,719	14,410	13,736
Other operating expenses	3,438	3,065	10,125	9,005
Depreciation expense	1,249	1,141	3,720	3,327

Total reimbursement of expenses	32,961	30,958	97,936	90,329
Business service fees	10,413	9,144	31,945	26,348

Business services provided to affiliated dental group practices	43,374	40,102	129,881	116,677
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,266	1,557	3,867	5,026

Net revenue	$44,640	$41,659	$133,748	$121,703

Net revenue from the Company’s service agreement with Park Dental represented approximately 31% and 30% of net revenue for the three months ended September 30, 2004 and 2003, respectively, and 32% and 31% of net revenue for the nine months ended September 30, 2004 and 2003, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group represented approximately 13% of net revenue for the three and nine months ended September 30, 2004 and 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of net revenue.

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

The components of basic and diluted earnings per share computations for the three months and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,993	$1,536	$6,376	$4,371

Weighted average common shares outstanding	7,635	7,345	7,521	7,308

Net earnings per share	$0.26	$0.21	$0.85	$0.60

Diluted Earnings Per Share:
Net earning available to common stockholders	$1,993	$1,536	$6,376	$4,371

Weighted average common shares outstanding	7,635	7,345	7,521	7,308
Add: Dilutive effect of options (1)	495	241	498	242

Weighted average common shares as adjusted	8,130	7,586	8,019	7,550

Net earnings per share	$0.25	$0.20	$0.80	$0.58

(1)	There were no options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004. Total options excluded from the computation of diluted earnings per share due to their antidilutive effect were 101,890 and 120,784 for the three and nine months ended September 30, 2003, respectively.

(7) Internal Use Software

Since 2002, the Company has been developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental groups. The first phase of development will be completed in the fourth quarter of 2004 and will include expanded clinical, managerial and financial capabilities. Implementation of Improvis will start during the fourth quarter of 2004 at our affiliated dental group practices. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized applicable costs beginning in 2003, with total capitalized costs through September 30, 2004 of $694,000. Amortization of these costs will begin when the software is ready for its intended use.

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

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental groups in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental groups, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2004, we were affiliated with 19 dental groups, comprising 402 dentists practicing in 177 locations in 17 states.

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

Net Revenue

Net revenue comprises fees earned under service agreements from our affiliated dental group practices, fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and nine months ended September 30, 2004 and 2003 the components of net revenue in our consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reimbursement of expenses	$32,961	$30,958	$97,936	$90,329
Business service fees	10,413	9,144	31,945	26,348

Net revenue earned under service agreements	43,374	40,102	129,881	116,677
Other revenue	1,266	1,557	3,867	5,026

Net revenue	$44,640	$41,659	$133,748	$121,703

For additional information on components of net revenue, see Note 5 of “Notes to Interim Consolidated Financial Statements.”

Adjusted Gross Revenue of the Affiliated Dental Group Practices

Although we do not own or control the affiliated dental group practices or PCs and, accordingly, do not consolidate the financial statements of the PCs with ours, we believe it is important to understand the revenue of the affiliated dental group practices. The affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to us, the amounts retained by the affiliated dental group practices are used for compensation of dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. The following table sets forth for the three and nine months ended September 30, 2004 and 2003 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue earned under service agreements	$43,374	$40,102	$129,881	$116,677
Addback: Amounts retained by affiliated dental group practices	24,891	22,941	74,614	66,063

Adjusted gross revenue - affiliated dental group practices	$68,265	$63,043	$204,495	$182,740

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

While payor mix varies from market to market, the following table sets forth for the nine months ended September 30, 2004 and 2003 the aggregate payor mix percentages of the affiliated dental group practices:

	Nine Months Ended September 30,
	2004	2003
Fee-for-service	37%	40%
PPO plans	42%	37%
Capitated managed care plans	21%	23%

Results of Operations

Net Revenue

Net revenue increased 7.2% to $44,640,000 for the three months ended September 30, 2004 from $41,659,000 for the three months ended September 30, 2003 and increased 9.9% to $133,748,000 for the nine months ended September 30, 2004 from $121,703,000 for the nine months ended September 30, 2003. The increase was attributable to same market net revenue growth from our affiliated dental group practices of 8.2% and 9.8% for the three and nine months ended September 30, 2004 and incremental net revenue earned from our platform affiliation completed in May 2003, offset by a decrease in other revenue. The decrease in other revenue is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned from our affiliated dental groups.

Net revenue from our service agreement with Park Dental represented approximately 31% and 30% of net revenue for the three months ended September 30, 2004 and 2003, respectively, and 32% and 31% of net revenue for the nine months ended September 30, 2004 and 2003, respectively. Net revenue from our service agreement with Wisconsin Dental Group represented approximately 13% of net revenue for the three and nine months ended September 30, 2004 and 2003, respectively. No other service agreement or customer related to other revenue accounted for 10% of net revenue.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the three and nine months ended September 30, 2004 and 2003, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of net revenue and total revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Amount	% of Net Revenue	% of Total Revenue	Amount	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$68,265		98.2%	$63,043		97.6%
Other revenue	1,266		1.8	1,557		2.4

Total revenue	69,531		100.0	64,600		100.0
Amounts retained by affiliated dental group practices	24,891		35.8	22,941		35.5

Net revenue	44,640	100.0%	64.2	41,659	100.0%	64.5
Salaries and benefits	19,444	43.6	28.0	18,536	44.5	28.7
Lab fees and dental supplies	7,125	16.0	10.2	6,757	16.2	10.5
Office occupancy	5,287	11.8	7.6	5,037	12.1	7.8
Other operating expenses	4,278	9.6	6.2	3,680	8.8	5.7
General corporate expenses	2,222	5.0	3.2	1,897	4.6	2.9
Depreciation expense	1,485	3.3	2.1	1,363	3.3	2.1
Amortization of intangible assets	1,107	2.5	1.6	1,072	2.6	1.7

Total operating expenses	40,948	91.7	58.9	38,342	92.0	59.4

Earnings from operations	3,692	8.3	5.3	3,317	8.0	5.1
Interest expense, net	386	0.9	0.6	628	1.5	1.0

Earnings before income taxes	3,306	7.4	4.8	2,689	6.5	4.2
Income taxes	1,313	2.9	1.9	1,153	2.8	1.8

Net earnings	$1,993	4.5%	2.9%	$1,536	3.7%	2.4%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Amount	% of Net Revenue	% of Total Revenue	Amount	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$204,495		98.1%	$182,740		97.3%
Other revenue	3,867		1.9	5,026		2.7

Total revenue	208,362		100.0	187,766		100.0
Amounts retained by affiliated dental group practices	74,614		35.8	66,063		35.2

Net revenue	133,748	100.0%	64.2	121,703	100.0%	64.8
Salaries and benefits	57,906	43.3	27.8	53,964	44.3	28.7
Lab fees and dental supplies	21,485	16.1	10.3	20,143	16.6	10.7
Office occupancy	15,632	11.7	7.5	14,994	12.3	8.0
Other operating expenses	12,602	9.4	6.0	11,016	9.1	5.9
General corporate expenses	6,622	5.0	3.2	5,250	4.3	2.8
Depreciation expense	4,400	3.3	2.1	4,003	3.3	2.1
Amortization of intangible assets	3,292	2.5	1.6	3,168	2.6	1.7

Total operating expenses	121,939	91.2	58.5	112,538	92.5	59.9

Earnings from operations	11,809	8.8	5.7	9,165	7.5	4.9
Interest expense, net	1,243	0.9	0.6	1,889	1.6	1.0

Earnings before income taxes	10,566	7.9	5.1	7,276	6.0	3.9
Income taxes	4,190	3.1	2.0	2,905	2.4	1.5

Net earnings	$6,376	4.8%	3.1%	$4,371	3.6%	2.3%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Total revenue increased 7.6% to $69,531,000 for the three months ended September 30, 2004 from $64,600,000 for the three months ended September 30, 2003 and 11.0% to $208,362,000 for the nine months ended September 30, 2004 from $187,766,000 for the nine months ended September 30, 2003. The increase was primarily the result of growth at our existing affiliated dental groups along with incremental growth in adjusted gross revenue from our May 2003 platform affiliation. Same market affiliate adjusted gross revenue growth was 8.3% and 10.3% for the three and nine months ended September 30, 2004, respectively. For the three and nine month period same market affiliate adjusted gross revenue excludes platform affiliations that occurred after July 1, 2003 and January 1, 2003, respectively. Other revenue, which includes fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees, decreased 18.7% to $1,266,000 for the three months ended September 30, 2004 from $1,557,000 for the three months ended September 30, 2003 and 23.1% to $3,867,000 for the nine months ended September 30, 2004 from $5,026,000 for the nine months ended September 30, 2003. The decrease was primarily the result of an increasing percentage of our laboratory fees being generated from our affiliated dental groups. For the three months ended September 30, 2004 and 2003, 65.6% and 44.9% of our laboratory fees were generated from our affiliated dental groups, respectively, and for the nine months ended September 30, 2004 and 2003 62.3% and 36.6% of our laboratory fees were generated from our affiliated dental groups, respectively.

Amounts retained by affiliated dental group practices increased 8.5% to $24,891,000 for the three months ended September 30, 2004 from $22,941,000 for the three months ended September 30, 2003 and 12.9% to $74,614,000 for the nine months ended September 30, 2004 from $66,063,000 for the nine months ended September 30, 2003. As a percentage of adjusted gross revenue of our affiliated dental group practices, amounts retained by affiliated dental group practices increased to 36.5% for the three months ended September 30, 2004 from 36.4% for the three months ended September 30, 2003 and to 36.5% for the nine months ended September 30, 2004 from 36.2% for the nine months ended September 30, 2003. The increase for the three and nine months ended September 30, 2004 was mainly a result of greater profitability levels at our affiliated dental group practices.

The following table reconciles for the three and nine months ended September 30, 2004 and 2003 same market affiliate adjusted gross revenue growth and amounts retained by affiliated dental group practices to our net revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Growth	2004	2003	% Growth
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$68,265	$63,043	8.3%	$196,265	$178,004	10.3%
Dental groups that completed affiliations with the Company during periods of comparison	—	—	—	8,230	4,736	73.8%

Total adjusted gross revenue - affiliated dental group practices	68,265	63,043	8.3%	204,495	182,740	11.9%
Other revenue	1,266	1,557	-18.7%	3,867	5,026	-23.1%

Total revenue	69,531	64,600	7.6%	208,362	187,766	11.0%
Amounts retained by affiliated dental group practices	24,891	22,941	8.5%	74,614	66,063	12.9%

Net revenue	$44,640	$41,659	7.2%	$133,748	$121,703	9.9%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

(unaudited)

Salaries and benefits expense as a percentage of total revenue decreased to 28.0% for the three months ended September 30, 2004 from 28.7% for the three months ended September 30, 2003 and decreased to 27.8% for the nine months ended September 30, 2004 from 28.7% for the nine months ended September 30, 2003. The decrease was primarily due to staff productivity increases.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.2% for the three months ended September 30, 2004 from 10.5% for the three months ended September 30, 2003, and decreased to 10.3% for the nine months ended September 30, 2004 from 10.7% for the nine months ended September 30, 2003. The decrease during the three months ended September 30, 2004 was primarily related to increased utilization of our dental laboratory by our affiliated dental groups. The decrease during the nine months ended September 30, 2004 was primarily related to increased utilization of our dental laboratory by our affiliated dental groups and to a lesser extent our continued focus on managing dental supplies expenses.

Office Occupancy

Office occupancy expenses include rent expense and certain other operating costs such as utilities associated with dental facilities and local administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in the particular geographic market.

Office occupancy expense as a percentage of total revenue decreased to 7.6% for the three months ended September 30, 2004 from 7.8% for the three months ended September 30, 2003 and decreased to 7.5% for the nine months ended September 30, 2004 from 8.0% for the nine months ended September 30, 2003. The decrease was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility compared to the prior year. During the nine months ended September 30, 2004 and 2003, we relocated and/or expanded sixteen and ten facilities, respectively, and completed one de novo facility during the three months ended September 30, 2004.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future activity, office occupancy expenses may increase at a rate greater than total revenue.

Other Operating Expenses

Other operating expenses include insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue increased to 6.2% for the three months ended September 30, 2004 from 5.7% for the three months ended September 30, 2003 and increased to 6.0% for the nine months ended September 30, 2004 from 5.9% for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was the result of a rate increase in the Minnesota Care Tax impacting our two affiliated dental groups in Minnesota and increases in miscellaneous administrative expenses. The increase for the nine months ended September 30, 2004 was primarily the result of the impact of the Minnesota Care Tax noted above.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

General Corporate Expenses

General corporate expenses consist of compensation expense for our corporate personnel and administrative staff, as well as facility and other administrative costs of our corporate office. General corporate expenses as a percentage of total revenue increased to 3.2% for the three months ended September 30, 2004 from 2.9% for the three month period ended September 30, 2003 and increased to 3.2% for the nine months ended September 30, 2004 from 2.8% for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was primarily due to costs related to preparing for complying with Section 404 of the Sarbanes-Oxley Act and new hires at our corporate office. In addition to the items noted, the increase for the nine months ended September 30, 2004 was due to increases in our incentive compensation plan and travel expenses along with the favorable impact of a legal settlement during the nine months ended September 30, 2003.

Depreciation

Depreciation expense includes depreciation charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue remained unchanged at 2.1% for the three and nine months ended September 30, 2004 and 2003. The stability in depreciation expense for the three months and nine months ended September 30, 2004 and 2003 is a result of higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility over the prior year offset by the relocation and/or expansion of dental facilities, the relocation of our dental laboratory and new affiliations completed since last year.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased to 1.6% for the three and nine months ended September 30, 2004 from 1.7% for the three and nine months ended September 30, 2003. The decrease was a result of a greater proportion of our revenue growth coming from existing operations as opposed to entering into additional affiliations.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations and acquisitions.

Earnings from Operations

Earnings from operations increased 11.3% to $3,692,000, or 5.3% of total revenue, for the three months ended September 30, 2004 from $3,317,000, or 5.1% of total revenue, for the three months ended September 30, 2003. Earnings from operations increased 28.5% to $11,809,000, or 5.7% of total revenue, for the nine months ended September 30, 2004 from $9,165,000, or 4.9% of total revenue, for the nine months ended September 30, 2003. Earnings from operations as a percentage of total revenue increased primarily due to increased productivity and facility utilization as a result of higher same market growth rates and improvements in lab fees and dental supplies expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Interest Expense, Net

Net interest expense decreased to $386,000 for the three months ended September 30, 2004 from $628,000 for the three months ended September 30, 2003 and decreased to $1,243,000 for the nine months ended September 30, 2004 from $1,889,000 for the nine months ended September 30, 2003. The decrease was due to reduced debt levels, a reduction in borrowing spread over LIBOR and to a lesser extent a lower LIBOR interest rate as compared to the prior year.

Income Taxes

Our effective tax rate was approximately 39.7% for the three and nine months ended September 30, 2004 compared to 42.9% and 39.9% for the three and nine months ended September 30, 2003, respectively. The effective tax rate decreased during the three and nine months ended September 30, 2004 as a result of recording an additional expense of $104,000 related to higher state taxes during the three months ended September 30, 2003. We anticipate the annual effective tax rate for 2004 to be in the range of 39.5% to 40.5%.

Net Income

Net income increased 29.7% to $1,993,000, or 2.9% of total revenue, for the three months ended September 30, 2004, from $1,536,000, or 2.4% of total revenue, for the three months ended September 30, 2003. Net income increased 45.9% to $6,376,000, or 3.1% of total revenue, for the nine months ended September 30, 2004, from $4,371,000, or 2.3% of total revenue, for the nine months ended September 30, 2003. Net income as a percentage of total revenue increased primarily due to increased earnings from operations, as discussed above, reduced borrowing costs and a decrease in our effective tax rate.

Liquidity and Capital Resources

We have financed our capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit, issuance of subordinated notes and cash generated from operations.

For the nine months ended September 30, 2004 and 2003, cash provided by operating activities amounted to $20,657,000 and $15,884,000, respectively. For the nine months ended September 30, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental group practices and increases in accounts payable and accrued expenses and accrued compensation and benefits. The decrease in receivables due from affiliated dental group practices, which totaled $2,098,000, was due to a continued focus on patient receivables management. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased to 31 days at September 30, 2004 from 35 days at September 30, 2003. For the nine months ended September 30, 2003, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental group practices and increases in accounts payable and accrued expenses, accrued compensation and income taxes payables, partially offset by an increase in other current assets. The decrease in receivables due from affiliated dental group practices, which totaled $641,000, was due to better working capital management and a continued focus on patient receivables management.

For the nine months ended September 30, 2004 and 2003, cash used for investing activities amounted to $7,506,000 and $8,934,000, respectively. Cash used for investing activities for the nine months ended September 30, 2004 was primarily for capital expenditures of $4,708,000 and payments made as part of affiliations and acquisitions of $2,588,000. Cash used for investing activities for the nine months ended September 30, 2003 was primarily for payments made as part of affiliations and acquisitions of $4,536,000 and capital expenditures of $4,146,000. Capital expenditures for the nine months ended September 30, 2004 and 2003 included costs associated with the relocation and/or expansion of sixteen and ten dental facilities, respectively, and the completion of a de novo facility during the nine months ended September 30, 2004. We expect that capital expenditures for the remainder of 2004 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the nine months ended September 30, 2004 and 2003, cash used for financing activities amounted to $11,157,000 and $6,971,000, respectively. Cash used for financing activities for the nine months ended September 30, 2004 resulted from the repayment of indebtedness of $12,599,000, offset by the proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $1,198,000 and $263,000, respectively. Cash used for financing activities for the nine months ended September 30, 2003 resulted from the repayment of indebtedness of $7,695,000, offset by proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $219,000 and $544,000, respectively. Stock option exercises have increased during the nine months ended September 30, 2004 because of the increase in our stock price.

We have a $75,000,000 credit facility that is being used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The credit facility matures in October 2006 and the maximum principal amount will be reduced to $70,000,000 in October 2004 and $65,000,000 in October 2005. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At September 30, 2004, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 3.11% and the prime interest rate under the credit facility was 5.00%. In addition, we pay a commitment fee which ranges from 0.375% to 0.500% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. We were in compliance with our covenants as of September 30, 2004. The outstanding balance under this line as of September 30, 2004 was $28,200,000. The unused balance at September 30, 2004 was $46,800,000 and based on borrowing covenants $46,790,000 was available for borrowing.

We have a Shelf Registration Statement on file with the Securities and Exchange Commission (Registration No. 333-56941) covering a total of 750,000 shares of Common Stock and $25,000,000 aggregate principal amount of subordinated promissory notes to be issued in connection with future dental practice affiliations. As of September 30, 2004, 679,878 shares and $19,165,900 of notes remain available for issuance under this Shelf Registration Statement.

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

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.25% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2004 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $282,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)     Exhibits (see Exhibit Index, page 23)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 12, 2004	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

November 12, 2004	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

November 12, 2004	/s/ Mark W. Vargo
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