Form 10-K
period 2004-12-31
AMERICAN DENTAL PARTNERS INC
filed 2005-03-14
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.)  ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $124,450,520 on June 30, 2004, based on the closing price of such stock, as reported on the NASDAQ National Market System.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 7, 2005 was 7,910,677

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive 2004 Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, contracts its affiliated dental group practices have with third-party payors and the impact of any terminations or potential terminations of such contracts, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, dependence upon affiliated dental group practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk Factors.”

PART I

ITEM 1. BUSINESS

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental group practices, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2004, we were affiliated with 19 dental group practices, comprising 398 dentists practicing in 177 locations in 17 states.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2004 reaching $78 billion in 2004, and are expected to be approximately $118 billion by 2012, representing a 5% per annum growth rate from 2004 to 2012. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

•	increased enrollment in dental benefits plans, particularly preferred provider organization (“PPO”) plans, and to a lesser extent, network referral plans;
•	increased demand for dental care as a result of the aging population and a greater percentage of the population retaining its dentition; and
•	increased demand for aesthetic dental procedures as a result of an increasing awareness of personal appearance and the development of new dental materials and procedures which address these wants.

We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, including dental management service organizations. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association (“ADA”), in 2001, approximately 78% of the 156,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice fell from 31% in 1989 to 22% in 2001 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as a solo practitioner as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2002 graduated with an average of $185,000 of debt and 39% were female. Group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2002, approximately 81% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes orthodontics, periodontics, endodontics, prosthodontics and pediatric dentistry, represented the remaining 19% of practicing dentists.

Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third-party payors for dental care. These third-party payors offer indemnity insurance plans, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under network referral plans, full reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some level of reimbursement is provided by the payor to the participating dentist.

The National Association of Dental Plans (“NADP”) and the Delta Dental Plans Association (“DDPA”) estimated that 159 million people, or 55% of the population of the United States, were covered by some form of dental benefit plan in 2004. This compares with 133 million people, or 52% of the population, in 1996. Of the 159 million people with coverage, 52% were covered by PPO plans, 29% by indemnity insurance plans, 12% by capitated managed care plans and 7% by dental referral plans. The NADP and DDPA estimate that nearly 166 million people will be enrolled in a dental benefit plan in 2007 representing a 2% per annum growth rate from 2004 to 2007. The NADP and DDPA estimate the number of people covered by PPO plans increased from 21 million in 1996 to 82 million in 2004 and will increase to 111 million people in 2007, representing a 16% per annum growth rate from 1996 to 2007.

Business Objective and Strategy

Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources and support to each of our affiliated dental group practices in order that they may become the market leading, high quality dental group of each of their respective communities. We believe the core attributes of such a leading dental group include the following: (i) a common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities, (v) advanced information systems, and (vi) a qualified local management team with well-defined responsibilities and accountability.

In executing our strategy, we assist our affiliated dental group practices with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully, we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary dental activities. As an example, we expanded our procurement capabilities in 2002 with the acquisition and integration of two dental labs, and in 2005 we plan to introduce a private label patient financing program developed in conjunction with a leading consumer financial institution.

We believe that successful execution of our strategy will result in growth from the following areas: (i) assisting our current affiliated dental group practices to increase their community presence, (ii) completing additional affiliations with dental group practices in new communities and (iii) adding additional capabilities or resources to our service offering through the acquisition of related businesses. Our objective is to help our affiliated dental group practices grow their patient revenue 8 to 10% per annum, and to supplement our growth through completion of additional affiliations in new markets. We are constantly evaluating potential affiliations with dental group practices and potential acquisitions of companies that would expand our business capabilities. Although we have completed many affiliations and acquisitions since November 1996, there can be no assurance that additional affiliation or acquisition candidates can be identified or that they can be consummated or successfully integrated into our operations. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

Affiliation Philosophy

We believe that dental care is an important part of an individual’s overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a dental group. In addition, the principals of many dental group practices are reaching retirement age and are beginning to investigate means for transitioning the non-clinical leadership and management of their dental group practices. Consequently, many dental group practices are engaging professional consultants to assist with these complexities and challenges, and in certain instances are choosing to affiliate with dental management service organizations that can manage the non-clinical aspects of dentistry and provide the necessary organizational and operating structure for continued growth and success.

We believe that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, we operate our business in a decentralized manner, and each affiliated dental group maintains its local identity and operating philosophy. In each affiliation, we strive to maintain the local culture of the affiliated dental group, and we encourage it to continue using its name, continue its presence in community events, maintain its relationship with patients and local dental benefit providers and maintain and strengthen the existing management organization.

Our affiliation model is designed to create a partnership in management between the affiliated dental group practice and us that allows each party to maximize its strengths and retain its autonomy. Under our affiliation model, the affiliated dentists continue to own their practice and have sole purview over the clinical aspects of the practice while we manage the business aspects of the dental group. This affiliation model is consistent across all dental group practices and, even where permitted by law, we do not employ practicing dentists.

We believe the core values of a management partnership are shared governance and shared financial objectives and we have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated dental group practice and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the affiliated dental group practice and us.

Affiliated Dental Group Practices

From November 1996 (the date of our first affiliation) through December 31, 2004, we completed 59 affiliation transactions, which now comprise 19 dental group practices in 17 states. The following table lists our affiliated dental group practices as of December 31, 2004.

Affiliated Dental Group	State	Dental Facilities	Operatories	Dental Services (1)
				General	Endon- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prostho- dontics
1st Advantage Dental	Massachusetts	4	30	✓
1st Advantage Dental	New York	9	64	✓	✓	✓	✓		✓
1st Advantage Dental	Vermont	3	17	✓
American Family Dentistry	Tennessee	9	50	✓			✓
Associated Dental Care Providers (2)	Arizona	9	81	✓			✓
Chestnut Hills Dental	Pennsylvania	8	57	✓		✓	✓		✓
Cumberland Dental	Alabama	3	30	✓		✓	✓		✓
Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓
Greater Maryland Dental Partners	Maryland	4	54	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	31	✓			✓		✓
Longhorn Dental Associates (2)	Texas	17	138	✓		✓	✓
Oklahoma Dental Group	Oklahoma	6	50	✓			✓
Orthodontic Care Specialists (2)	Minnesota	19	100				✓
Park Dental (2)	Minnesota	31	310	✓	✓	✓		✓	✓	✓
Redwood Dental Group	Michigan	5	57	✓			✓		✓
Riverside Dental Group	California	5	100	✓	✓	✓	✓	✓	✓
University Dental Associates (3)	North Carolina	11	94	✓		✓	✓
Western New York Dental Group (2)	New York	9	57	✓			✓		✓
Wisconsin Dental Group (2)	Wisconsin	22	224	✓	✓		✓	✓	✓

		177	1,583

(1)	Services provided by specialists who are board-certified or board-eligible.
(2)	Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).
(3)	University Dental Associates’ dental residency program is accredited by the American Dental Association and Winston-Salem practices are accredited by the AAAHC.

Operations

Operating Structure

We operate under a decentralized organizational structure. At each dental practice location, where permitted by applicable state law, we generally employ the hygienists, dental assistants and administrative staff, but all clinical activities are performed under the supervision of the dentists. At each dental practice, a practice manager typically oversees the day-to-day business operations. The practice manager and administrative staff are responsible for, among other things, facility staffing, patient scheduling, on-site patient billing and ordering office and dental supplies. Each affiliated dental group has a director of operations who is responsible for supervising multiple practice managers if the affiliated dental group has more than one practice location.

We have regional management teams that support the non-clinical operations of one or more affiliated dental groups. These teams provide support in areas such as developing and implementing operating policies and procedures; recruiting, hiring and training staff; administering employee benefits and processing payroll; maintaining information systems; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As our smaller affiliated dental groups grow in size, they may add local resources and assume some or all of the support functions provided by regional management teams.

A senior regional operations director is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple markets. Each senior regional operations director participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has management oversight responsibilities. The senior regional operations directors are responsible for overseeing the development of annual operating plans and monitoring actual results.

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

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as means for supporting the quality initiatives of our affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with our affiliated dental groups to achieve accreditation. Depending on the level of development and organization of the affiliate, achieving accreditation can take several years of preparation. Currently, seven of our affiliated dental groups have achieved accreditation status from the AAAHC.

Training and Development

We believe that quality of care encompasses more than technical dental quality. It also includes the level of service provided to patients. Improving the level of service provided to patients requires on-going training and development of both clinical and administrative staff. We have devoted significant resources to develop innovative, proprietary training and development programs arranged around three broad areas, leadership excellence, service excellence and technical excellence. The programs are modular. Modules exist, for example, for improving recruiting skills, developing effective mentoring processes, managing time, improving telephone etiquette and managing customer service. We make these programs available at the local practice level of the affiliated dental groups and at our National Professional Advisory Forum. At a local level, we assist our affiliated dental groups in selecting a local person who is responsible for implementing and maintaining continuous training and development programs. Once implemented, our affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group.

Payor Relationships and Reimbursement Mix

We believe that our affiliated dental group practices’ clinical philosophy should not be compromised by economic decisions. We recognize, however, that the source of payment for services affects operating and financial performance. We assist our affiliated dental group practices in analyzing their revenue and payor mix on an ongoing basis and recommend methods by which they can improve operating efficiency while not compromising their clinical practice philosophy. As a general rule, we believe that growth in a market is best facilitated where the payor mix of each of our affiliated dental group practices mirrors the payor mix of its community. We assist each of our affiliated dental group practices in evaluating and negotiating dental benefit provider contracts.

We believe it is advantageous to be affiliated with dental group practices that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from capitated managed care dental plans to PPO plans and dental referral networks, we believe that our affiliates’ experience in operating under all of these plans provides them with an advantage as it relates to increasing their community presence. Most of our affiliated dental group practices provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of our affiliated dental group practices for the years ended December 31:

	2004	2003	2002
Fee-for-service	37%	40%	45%
PPO plans	43%	37%	29%
Capitated managed care plans	20%	23%	26%

In recent years, many of our affiliated dental group practices were challenged with both strong patient demand and tight labor markets. This combination can create a challenging practice environment which negatively impacts staff retention. Given these dynamics, in selected markets, our affiliated dental group practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans which has resulted in a decrease in capitated managed care plans and in increase in PPO plans. This realignment has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that continued shift in reimbursement mix will not result in the termination of certain third-party payor contracts between our affiliated dental group practices and dental benefit providers that adversely impacts our business, financial condition or results of operations.

Facilities Development and Management

We believe an inviting professional environment is a critical aspect of overall patient satisfaction. Generally, each of our dental facilities is constructed to be warm, attractive and inviting to patients in addition to being highly functional. Our dental facilities typically have eight to ten operatories and accommodate general and specialty dentists, hygienists and dental assistants and required support staff. Generally, our facilities are either stand alone or located within a professional office building or medical facility.

We work with each of our affiliated dental groups in analyzing utilization of existing capacity and identifying facility upgrade and expansion priorities. We also provide our affiliates guidance in the site selection process. We initially construct each facility as appropriate for the market and add or equip additional operatories as necessary based on capacity and utilization analyses. During 2005, we expect to complete three de novo dental facilities using a new investment model. The facilities will be smaller, have a much greater percentage of capital investment that can be readily relocated and have lease terms that are more flexible. While we believe that this investment model will reduce the risks of de novo facility development, there can be no assuarances that these investments will be successful.

We use architectural design services to improve the facility design process and to ensure that all new facilities are properly constructed and meet the standards set forth by the Americans with Disabilities Act. To this end, we work with each affiliated dental group to establish a defined set of standards which are consistent with the desires of the affiliated dental group. We believe such facility standards are necessary to speed the site development process and create consistency across newly developed facilities, leading to enhanced productivity of dentists, hygienists and support staff.

Financial Planning and Financial Information System

We assist our affiliated dental groups with financial planning. In conjunction with each affiliated dental group, we develop on an annual basis an operating plan for the affiliated dental group which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved by the joint policy board, we measure the financial performance of each affiliated dental group, which includes both the affiliated dental group practice and us, on a monthly basis and compare actual performance to plan.

Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all of our affiliated dental groups.

Practice Management Systems

Our affiliated dental group practices use various dental practice management software systems to facilitate patient scheduling, to bill patients and insurance companies, to assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been used continuously at Park Dental since 1987 and continuously enhanced by Park Dental and us since 1987. We believe that Comdent’s scheduling, electronic data interchange and data management features are superior to others that are commercially available. In addition, Comdent is scalable and capable of accommodating large, multi-site dental groups. We have converted ten of our multi-specialty dental groups to Comdent. Four of our multi-specialty dental groups use Quality Systems, Inc.’s commercially available practice management system, and the remaining four of our multi-specialty dental groups use various other commercially available practice management systems. Orthodontic Care Specialists, our affiliated dental group which exclusively provides orthodontic services, utilizes a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at a number of our multispecialty dental groups which have a significant orthodontics practice.

Since October 2002, we have been developing Improvis, a replacement system to Comdent, for use by our affiliated dental group practices. Improvis is being developed in phases, with the completion of the first phase now scheduled for the second quarter of 2005. When all phases are complete, Improvis will include expanded clinical, managerial, and financial capabilities. As of December 31, 2004, Improvis had been implemented at three practice locations as part of the first phase of development. Upon completion of the first phase which is scheduled for 2005, we intend to implement Improvis at several of our affiliated dental group practices. There can be no assurance, however, that all phases of Improvis will be successfully developed, that Improvis will function satisfactorily in the practice environment on a large scale or that we will successfully implement Improvis at several of our affiliated dental group practices during 2005.

Affiliation Structure

We have entered into a service agreement with each affiliated dental group practice, or professional corporation (“PC”), pursuant to which we perform all administrative, non-clinical aspects of the dental group. We expect that each new affiliated PC will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our operating revenue. Each of our service agreements with Park Dental and Wisconsin Dental Group represented greater than 10% or our consolidated net revenue in 2004. The termination of one or more of our service agreements could have a material adverse effect on us.

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

The service agreement requires the affiliated PC to enter into an employment or independent contractor agreement with each dentist retained by the affiliated PC. The employment agreements with full-time dentists who are owners of the affiliated PCs at the time of affiliation with us generally are for a specified initial term of up to five years and may not be terminated by the dentists without cause during the initial term. The employment agreements with other dentists generally are for a term of 12 months, but may have longer terms, and are usually terminable by either the affiliated PC or the dentist upon advance written notice, which in most cases is 90 days, and are terminable by the PC for cause immediately upon written notice to the dentist. Unless prohibited by state law, these agreements typically contain non-competition provisions which prohibit a dentist from engaging in the practice of dentistry or otherwise performing professional dental services within a specified geographic area, usually a specified number of miles from the relevant dental facility, following termination. The non-competition restrictions are generally for one to two years following termination.

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

The PC reimburses us for actual expenses incurred on its behalf in connection with the operation and administration of the dental facilities and pays fees to us for management services and capital provided. Under certain service agreements, our service fee consists entirely of a fixed monthly fee determined by agreement between us and the affiliated PC in a formal budgeting process. Under certain service agreements, our service fee consists of a monthly fee equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated dental group practice’s adjusted gross revenue exceeds expenses as compared to the prior year. In no event, however, under these service agreements will the total service fee be greater than the affiliated dental group practice’s adjusted gross revenue less expenses. Under certain service agreements, our service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the PC’s adjusted gross revenue exceeds expenses. Under a certain service agreement our service fees consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the PC’s adjusted gross revenue exceeds expenses as compared to the budgeted amount for the current year. The structure of the service fee, whether comprised of variable, fixed and variable or fixed components, is dependent in part on laws of each state in which we operate. The PC is also responsible for provider expenses, which generally consist of the salaries, benefits, and certain other expenses of the dentists. Pursuant to the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated PCs. Such funds are applied in the following order of priority:

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

Competition

The dental services industry is highly competitive. Our affiliated dental group practices compete with other dental group practices and individual dentists in their respective markets. We estimate that we compete with approximately ten companies in our current service areas that provide business services to dentists and dental group practices through service agreement arrangements. We believe that the principal factors of competition between companies that provide business services to dental group practices are their affiliation methods and models, the number and reputation of their existing affiliates, their management expertise and experience, the sophistication of their management information, accounting, finance and other systems, their operating methods and access to capital. We believe that we compete effectively with other companies that provide business services to dental group practices with respect to these factors.

Government Regulation

General

The practice of dentistry is highly regulated, and our operations and those of our affiliated dental group practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new markets. There can be no assurance that the regulatory environment in which we and our affiliated dental group practices operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and our affiliated dental group practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws. In light of this, our service agreements provide that if there is any change in any law or regulation, or any ruling or interpretation by any court or governing body, that materially and adversely affects the way in which either party is to perform or be compensated under the service agreement, or which makes the service agreement unlawful, then the parties are obligated to use their best efforts to revise their relationship in a way that complies with the applicable regulatory development and approximates as closely as possible the economic positions of the parties prior to that development.

State Regulation

Each state imposes licensing and other requirements on dentists. The laws of almost all states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as American Dental Partners, from practicing dentistry, employing dentists and, in certain circumstances, dental assistants and dental hygienists, exercising control over the provision of dental services, splitting fees or receiving fees for patient referrals. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or offices used in a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

There are certain regulatory issues associated with our role in negotiating and administering managed care contracts. To the extent that we or any affiliated dental group practice contracts with third-party payors, including self-insured plans, under a capitated or other arrangement which causes us or such affiliated dental group practice to assume a portion of the financial risk of providing dental care, we or such affiliated dental group practice may become subject to state insurance laws. If we or any affiliated dental group practice is determined to be engaged in the business of insurance, we may be required to change the method of payment from third-party payors or to seek appropriate licensure. Any regulation of us or our affiliated dental group practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations. Through our role in negotiating and administering managed care and other provider contracts, we are also subject to regulation in certain states as an administrator and must ensure that our activities comply with relevant regulation.

Many states’ laws and regulations relating to the practice of dentistry were adopted prior to the emergence of providers of business services to dental group practices like us. As a result, a number of states, including states in which we currently operate, are in the process of reviewing and/or amending their laws or regulations relating to the practice of dentistry and dentists’ business arrangements with unlicensed persons like us. There can be no assurance that any amendments or new laws or regulations, or the interpretation or application of existing or new laws or regulations, will not have a material adverse effect on our business, financial condition and results of operations.

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

The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services regardless of the payor source. The federal self-referral law, or “Stark law,” prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivable from federal payors are not saleable or assignable.

Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, our affiliated dental group practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve estimates for potential losses below applicable retention levels under certain insurance coverages will be sufficient.

Employees

As of December 31, 2004, we employed 1,725 people. This included 735 hygienists and dental assistants and 990 administrative and management personnel located at our dental facilities, local management offices and our corporate office. In addition, we are affiliated with 398 dentists, as well as 341 hygienists and dental assistants located in states which prohibit our employment of dental assistants and/or hygienists, all of whom were employees or independent contractors of their respective affiliated PCs.

Available Information

We make available, free of charge, through our website (www.amdpi.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, all amendments to these reports, and other filings with the United States Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. The public can also obtain access to our reports at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s web site at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth information concerning each of our current executive officers:

Name	Age	Position
Gregory A. Serrao	42	Chairman, President and Chief Executive Officer
Breht T. Feigh	38	Executive Vice President - Chief Financial Officer and Treasurer
Michael J. Vaughan	51	Executive Vice President - Chief Operating Officer
Frank J. D’Allaird, D.D.S.	61	Senior Vice President - Regional Operations
Paul F. Gill	59	Senior Vice President - Regional Operations
Michael J. Kenneally	44	Senior Vice President - Regional Operations
Jesely C. Ruff, D.D.S.	50	Senior Vice President - Chief Professional Officer
Ian H. Brock	35	Vice President - Planning and Investment
Robert A. Duncan	57	Vice President - Information Sytems
George R. Sullivan	47	Vice President - Human Resources
Peter G. Swenson	33	Vice President - Market Development
Mark W. Vargo	53	Vice President - Chief Accounting Officer

The	executive officers are elected annually by the Board of Directors.

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

Mr. Feigh has served as our Executive Vice President – Chief Financial Officer and Treasurer since November 2003. Mr. Feigh was Vice President – Chief Financial Officer and Treasurer from January 2001 to October 2003, Vice President – Strategic Initiatives from January 2000 to December 2000 and was Director – Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in various investment banking positions at Dean Witter Reynolds Inc., ING Barings and Robertson, Stephens & Company from 1989 to 1997.

Mr. Vaughan has served as our Executive Vice President – Chief Operating Officer since November 2003. Mr. Vaughan was Senior Vice President – Chief Operating Officer from October 2001 to October 2003, Senior Vice President – Regional Operations from January 2001 to September 2001 and Vice President – Operations from January 2000 to December 2000. From 1996 to December 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution’s Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC in various sales management positions.

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

Mr. Gill has served as our Senior Vice President – Regional Operations since January 2001. From October 1993 to December 2000, Mr. Gill served as Administrator for Riverside Dental Group, one of our affiliated dental group practices. From September 1991 to September 1993, Mr. Gill served as Community Development

Director for the City of Moreno Valley, California. Before working for the City of Moreno Valley, Mr. Gill served as a career Air Force officer and pilot. His last assignment was as Commander of March Air Force Base in Riverside, California.

Mr. Kenneally has served as our Senior Vice President – Regional Operations since February 2005. Mr. Kenneally has also served as Chief Executive Officer of PDHC, Ltd., one of our subsidiaries, since January 2001. Mr. Kenneally was Chief Operating Officer of PDHC, Ltd. from July 1998 to December 2000, Director of Business Management from 1995 to June 1998, Director of Finance and Information Systems from 1994 to 1995 and Controller from 1988 to 1994.

Dr. Ruff has served as our Senior Vice President – Chief Professional Officer since February 2005. Dr. Ruff was Vice President – Chief Professional Officer from January 1999 to February 2005 and has chaired our National Professional Advisory Forum since January 1997. From 1992 to December 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated dental group practices, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

Mr. Brock has served as our Vice President – Planning and Investment since February 2005. Mr. Brock was Vice President – Finance from October 2001 to January 2005, Vice President – Financial Planning from January 2001 to September 2001, Director – Financial Planning from February 1998 to December 2000 and Assistant Controller from September 1996 to January 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., (“AMR”) a national provider of ambulance services, as a corporate financial analyst from 1995 to 1996 and as an accounting manager and financial analyst from 1991 to 1995 with AMR of Connecticut, Inc., one of AMR’s four founding subsidiaries.

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

Mr. Swenson has served as our Vice President – Market Development since January 2000. Mr. Swenson was Director – Market Development from January 1998 to December 1999 and Director – Facility Development from January 1997 to December 1997. From 1994 to 1996, Mr. Swenson was Manager – Facilities Development of Park Dental, one of our affiliated dental group practices. Mr. Swenson is the son of Dr. Gregory Swenson, a former member of our Board of Directors and the current President of Park Dental’s affiliated dental group practice.

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

ITEM 2. PROPERTIES

We lease most of our facilities. Typically, each acquired dental facility is located at the site used by the dental group prior to affiliating with us. As of December 31, 2004, we leased 175 dental facilities, one dental lab facility, 12 local management offices and our corporate office. We also owned two dental facilities and one dental lab facility. Our corporate office is located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts 01880, in approximately 8,300 square feet occupied under a lease which expires in March 2007. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities.

In 2004, our dental facilities operated at levels of utilization which varied from affiliate to affiliate, but overall were satisfactory. The majority of our dental facilities have excess capacity to allow for future growth.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI”. The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2003 and 2004:

2003	High	Low
1st Quarter	$10.230	$8.000
2nd Quarter	$10.000	$8.660
3rd Quarter	$10.070	$8.150
4th Quarter	$11.950	$8.590

2004	High	Low
1st Quarter	$18.300	$10.620
2nd Quarter	$19.200	$14.750
3rd Quarter	$20.000	$15.600
4th Quarter	$20.090	$15.170

As of March 7, 2005, there were approximately 25 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2004.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2004, 2003 and 2002 and consolidated balance sheets as of December 31, 2004 and 2003 are derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2001 and 2000 and consolidated balance sheets as of December 31, 2002, 2001 and 2000 are derived from the Company’s Consolidated Financial Statements as previously filed. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2004	2003		2002	2001	2000
Consolidated Statement of Operations Data:
Net revenue	$178,554	$163,707		$146,810	$141,552	$137,702
Operating expenses:
Salaries and benefits	77,489	72,557		65,762	64,483	62,193
Lab fees and dental supplies	28,566	27,047		24,164	22,681	21,078
Office occupancy	20,956	19,999		18,314	16,669	14,784
Other operating expenses	16,643	14,638		13,163	12,530	10,990
General corporate expenses	8,856	6,871		5,859	5,660	5,364
Depreciation	5,934	5,378		4,990	5,088	4,708
Amortization of goodwill and intangible assets	4,408	4,229		4,047	3,955	3,822
Special charges	—	—		(26)	844	—

Total operating expenses	162,852	150,719		136,273	131,910	122,939

Earnings from operations	15,702	12,988		10,537	9,642	14,763
Interest expense	1,592	2,592		2,947	4,295	4,378

Earnings before income taxes	14,110	10,396		7,590	5,347	10,385
Income taxes	5,591	4,215		2,883	2,076	4,216

Net earnings	$8,519	$6,181		$4,707	$3,271	$6,169

Net earnings per common share (1):
Basic	$1.12	$0.84		$0.65	$0.46	$0.87
Diluted	$1.06	$0.82		$0.63	$0.45	$0.84
Weighted average common shares outstanding (1):
Basic	7,581	7,319		7,222	7,183	7,119
Diluted	8,068	7,572		7,451	7,343	7,320

	December 31,
	2004	2003		2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,378	$1,895		$844	$1,540	$472
Working capital	(2,306)	3,916		6,344	9,123	4,063
Total assets	154,147	149,072		145,015	144,335	141,814
Long-term debt, excluding current maturities	28,014	42,319		49,677	54,840	55,330
Total stockholders’ equity	87,207	73,892		66,916	61,776	58,486

Statistical Data (end of period):
Number of states	17	17		16	14	14
Number of affiliated dental groups	19	19	(2)	22	19	19
Number of dental facilities	177	171		168	154	156
Number of operatories (3)	1,583	1,520		1,462	1,360	1,397
Number of affiliated dentists (4)	398	396		372	358	373
Adjusted gross revenue of affiliated dental group practices	$272,369	$245,609		$217,020	$207,736	$194,572

(1)	Net earnings per common share are computed on the basis described in Notes 2 and 14 to our Consolidated Financial Statements.
(2)	During 2003, two affiliated dental group practices in Texas merged into one affiliated dental group practice and four affiliated dental group practices in Wisconsin merged into one affiliated dental group practice, thereby reducing the overall total.
(3)	An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(4)	Includes full-time equivalent general dentists employed by the PCs and full-time equivalent specialists, some of whom are independent contractors to the affiliated dental group practices.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental group practices, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2004, we were affiliated with 19 dental group practices, comprising 398 dentists practicing in 177 locations in 17 states.

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

During 2004, 2003 and 2002, we completed five, seven and four transactions in which we acquired non-clinical dental assets, respectively, and simultaneously entered into 40-year service agreements in two of these transactions (the assets of fourteen of the transactions were combined with existing affiliated dental group practices). In total, these sixteen affiliations resulted in the addition of 28 dental facilities and 204 operatories. In addition during 2002, we acquired the outstanding stock of a dental laboratory and selected assets of a second laboratory. See Note 5 of “Notes to Consolidated Financial Statements” for further information on acquisitions and affiliations. We are constantly evaluating potential affiliations with dental group practices and acquisition of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

Revenue Overview

Net Revenue

Net revenue comprises fees earned under service agreements from our affiliated dental group practices, fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

The following table sets forth for 2004, 2003 and 2002, the components of net revenue in our consolidated statements of income (in thousands):

	2004	2003	2002
Reimbursement of expenses	$130,746	$121,705	$109,000
Business service fees	42,714	35,553	31,049

Net revenue earned under service agreements	173,460	157,258	140,049
Other revenue	5,094	6,449	6,761

Net revenue	$178,554	$163,707	$146,810

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated dental group practices in connection with the operation and administration of dental facilities and service fees charged to the affiliated dental group practices pursuant to the terms of the service agreements for management services and capital provided by us. Under certain service agreements, representing 14.5% of our 2004 service fees, our service fee consists entirely of a fixed monthly fee determined by agreement of us and the affiliated dental group practice in a formal budgeting process. Under certain service agreements, representing 53.9% of our 2004 service fees, our service fee consists of a monthly fee equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated dental group practice’s adjusted gross revenue exceeds expenses as compared to the prior year. In no event, however, under these service agreements will the total service fee be greater than the affiliated dental group practice’s adjusted gross revenue less expenses. Under certain service agreements, representing 31.4% of our 2004 service fees, our service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated dental group practice’s adjusted gross revenue exceeds expenses. Under a certain service agreement, representing 0.2% of our 2004 service fees, our service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated dental group practice’s adjusted gross revenue exceeds expenses as compared to the budgeted amount for the current year. In all instances, the service fee is negotiated as fair market value for services and capital provided by us to our affiliated dental group practices.

As part of our objective of being the leading provider of services to dental group practices, we are continually expanding our resources and capabilities, including vertical integration of ancillary dental activities. We work with and receive fees from dental benefit providers on behalf of our affiliates to arrange programs for the provision of care to their patients. In 2003, we acquired two dental laboratories to expand our procurement capabilities. Although both activities earn revenue from dental practices not affiliated with us, we expect that the growth of both of these activities will come primarily from the growth of our affiliated dental group practices.

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

The following table sets forth for 2004, 2003 and 2002 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	2004	2003	2002
Net revenue earned under service agreements	$173,460	$157,258	$140,049
Addback: Amounts retained by affiliated dental group practices	98,909	88,351	76,971

Adjusted gross revenue - affiliated dental group practices	$272,369	$245,609	$217,020

While payor mix varies from market to market, the following table provides the aggregate payor mix percentages of our affiliated dental group practices for the years ended December 31:

	2004	2003	2002
Fee-for-service	37%	40%	45%
PPO plans	43%	37%	29%
Capitated managed care plans	20%	23%	26%

Faced with strong patient demand and tight labor markets, several of our affiliated dental group practices have been realigning their reimbursement mix away from capitated managed care plans that carry significant discounts. Concurrently, the dental industry is witnessing growth in PPO plans. We anticipate that our affiliated dental group practices will continue to witness growth in PPO plans and potentially a reduction in capitated managed care plans. This change in reimbursement mix has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the shift in reimbursement mix will not result in the termination of certain third-party payor contracts.

Results of Operations

Net Revenue

Net revenue increased 11.5% from $146,810,000 in 2002 to $163,707,000 in 2003 and 9.1% to $178,554,000 in 2004. During 2003, 6.6% of the increase was attributable to the current year impact of entering into service agreements in connection with affiliation transactions during 2002 and 2003 and 5.5% of the increase was due to same market net revenue growth from our affiliated dental group practices, offset by a decrease in other revenue. During 2004, the increase was attributable to a 9.3% increase in same market net revenue growth from our affiliated dental group practices and incremental net revenue earned from our platform affiliation completed in May 2003, offset by a decrease in other revenue. The decrease in other revenue in 2003 and 2004 is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned from our affiliated dental groups.

Net revenue derived from our service agreement with Park Dental represented approximately 32%, 31% and 32% of our consolidated net revenue for 2004, 2003 and 2002, respectively. Net revenue from our service agreement with Wisconsin Dental Group represented approximately 13%, 13% and 15% of our consolidated net revenue for 2004, 2003 and 2002, respectively. No other service agreement or customers accounted for greater than 10% of our consolidated net revenue.

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

The following table sets forth for 2004, 2003 and 2002, the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of total revenue for items in our consolidated statements of income (in thousands):

	2004			2003			2002
	$	% of Net Revenue	% of Total Revenue	$	% of Net Revenue	% of Total Revenue	$	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices (unaudited)	$272,369		98.2%	$245,609		97.4%	$217,020		97.0%
Other revenue	5,094		1.8%	6,449		2.6%	6,761		3.0%

Total revenue (unaudited)	277,463		100.0%	252,058		100.0%	223,781		100.0%
Amounts retained by affiliated dental group practices (unaudited)	98,909		35.6%	88,351		35.0%	76,971		34.4%

Net revenue	178,554	100.0%	64.4%	163,707	100.0%	65.0%	146,810	100.0%	65.6%
Salaries and benefits	77,489	43.4%	27.9%	72,557	44.3%	28.8%	65,762	44.8%	29.4%
Lab fees and dental supplies	28,566	16.0%	10.3%	27,047	16.5%	10.7%	24,164	16.5%	10.8%
Office occupancy	20,956	11.7%	7.6%	19,999	12.2%	7.9%	18,314	12.5%	8.2%
Other operating expenses	16,643	9.3%	6.0%	14,638	8.9%	5.8%	13,163	9.0%	5.9%
General corporate expenses	8,856	5.0%	3.2%	6,871	4.2%	2.7%	5,859	4.0%	2.6%
Depreciation expense	5,934	3.3%	2.1%	5,378	3.3%	2.1%	4,990	3.4%	2.2%
Amortization of intangible assets	4,408	2.5%	1.6%	4,229	2.6%	1.7%	4,047	2.8%	1.8%
Special charges	—	0.0%	0.0%	—	0.0%	0.0%	(26)	0.0%	0.0%

Total operating expenses	162,852	91.2%	58.7%	150,719	92.1%	59.8%	136,273	92.8%	60.9%

Earnings from operations	15,702	8.8%	5.7%	12,988	7.9%	5.2%	10,537	7.2%	4.7%
Interest expense, net	1,592	0.9%	0.6%	2,592	1.6%	1.0%	2,947	2.0%	1.3%

Earnings before income taxes	14,110	7.9%	5.1%	10,396	6.4%	4.1%	7,590	5.2%	3.4%
Income taxes	5,591	3.0%	2.0%	4,215	2.5%	1.7%	2,883	2.0%	1.3%

Net earnings	$8,519	4.8%	3.1%	$6,181	3.8%	2.5%	$4,707	3.2%	2.1%

Total revenue increased 12.6% from $223,781,000 in 2002 to $252,058,000 in 2003 and 10.1% to $277,463,000 in 2004. The increase in 2003 was primarily the result of new affiliations entered into during 2002 and 2003 along with growth at our existing affiliated dental group practices. Same market affiliate adjusted gross revenue growth was 5.5% in 2003. The increase in 2004 was primarily the result of growth at our existing affiliated dental group practices. Same market affiliate adjusted gross revenue growth was 9.8% in 2004. For 2003 and 2004, same market affiliate adjusted gross revenue growth excludes platform affiliations that occurred after January 1, 2002 and January 1, 2003, respectively. Other revenue decreased 4.6% from $6,761,000 in 2002 to $6,449,000 in 2003 and 21.0% to $5,094,000 in 2004. The decrease was driven by an increasing percentage of our laboratory fees being generated from our affiliated dental groups. For 2002, 2003 and 2004, 6.7%, 44.6% and 63.2% of our laboratory fees were generated from our affiliated dental groups, respectively.

Amounts retained by affiliated dental group practices increased 14.8% from $76,971,000 in 2002 to $88,351,000 in 2003 and 12.0% to $98,909,000 in 2004. The amounts retained by affiliated dental group practices as a percentage of adjusted gross revenue of our affiliated dental group practices increased from 35.5% in 2002 to 36.0% in 2003 to 36.3% in 2004.

Since 2002, we have entered into affiliation transactions with a number of dental group practices located in states where dental hygienists and dental assistants are required to be employed by the affiliated dental group practices. The increase in amounts retained by affiliated dental group practices as a percentage of adjusted gross revenue in 2003 was mainly attributable to entering into affiliations where dental hygienists and dental assistants are employed by the affiliated dental group practices. Additionally, in 2003, there was an increase in health and workers compensation insurance costs of $426,000, representing a 22% increase over the prior year. The increase in amounts retained by affiliated dental group practices as a percentage of adjusted gross revenue in 2004 was mainly a result of greater profitability levels at our affiliated dental group practices.

The following table sets forth for 2004, 2003 and 2002 same market affiliate adjusted gross revenue, percentage change and a reconciliation to net revenue (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2004	2003		2003	2002
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$261,294	$238,018	9.8%	$222,812	$211,234	5.5%
Dental groups that completed affiliations with the Company during periods of comparison	11,075	7,591	45.9%	22,797	5,786	294.0%

Total adjusted gross revenue - affiliated dental group practices	272,369	245,609	10.9%	245,609	217,020	13.2%
Other revenue	5,094	6,449	-21.0%	6,449	6,761	-4.6%

Total revenue	277,463	252,058	10.1%	252,058	223,781	12.6%
Amounts retained by affiliated dental group practices	98,909	88,351	12.0%	88,351	76,971	14.8%

Net revenue	$178,554	$163,707	9.1%	$163,707	$146,810	11.5%

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

Salaries and benefits expense as a percentage of total revenue decreased from 29.4% in 2002 to 28.8% in 2003 and 27.9% in 2004. The decrease in 2003 was attributable to entering into affiliations during 2002 and 2003 where the affiliated dental group practices were required to employ the dental hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned, in addition to staff productivity increases. These decreases were partially offset by an increase in health insurance costs of $650,000, representing a 20% increase over 2002. The decrease in 2004 was primarily attributable to staff productivity increases.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue was 10.8% in 2002, 10.7% in 2003 and 10.3% in 2004. The decrease as a percentage of total revenue in 2003 was primarily attributable to a new pricing arrangement negotiated with our primary dental supply vendor as well as continued

efforts to manage these expenses. The decrease as a percentage of total revenue in 2004 was primarily related to increased utilization of our dental laboratory by our affiliated dental groups and to a lesser extent our continued focus on managing dental supplies expenses.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratory and the local and regional administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

Office occupancy expense as a percentage of total revenue was 8.2% in 2002, 7.9% in 2003 and 7.6% in 2004. The decreases in 2003 and 2004 were primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility in 2003 and 2004. In 2002, we added one new dental facility and relocated and/or expanded ten facilities. In 2003, we relocated and/or expanded sixteen facilities. In 2004, we completed one de novo facility and relocated and/or expanded 19 facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue were 5.9% in 2002, 5.8% in 2003 and 6.0% in 2004. Other operating expenses as a percentage of total revenue in 2003 decreased slightly due to our effort to manage these expenses, offset by increased insurance costs of $600,000, representing a 69% increase over 2002. The increase in 2004 was the result of an additional $632,000 of Minnesota Care tax expense, representing a 52% increase over 2003, due to a rate increase and additional revenues for the affiliated dental group practices in Minnesota. This was partially offset by a $476,000 reduction to professional liability insurance reserves due to revised actuarial estimates.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of total revenue were 2.6% in 2002, 2.7% in 2003 and 3.2% in 2004. The increase in 2003 was mainly due to our management incentive compensation plan, the addition of new management positions and increased benefit costs, partially offset by the favorable impact of a legal settlement during 2003. The increase in 2004 was primarily due to costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, new hires at our corporate office, increases in our incentive compensation plan and the favorable impact of a legal settlement during 2003. External costs to comply with Section 404 were approximately $1,035,000 in 2004. While we cannot currently estimate the expected costs for on-going compliance in future periods, we do expect them to be significant.

Depreciation

Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue was 2.2% in 2002, 2.1% in 2003 and 2.1% in 2004. The stability in depreciation expense as a percentage of total revenue was the result of higher utilization of our dental facilities as evidenced by a higher level of adjusted gross revenue per facility from year to year, offset by the relocation/expansion of dental facilities, the completion of a new dental facility in 2004, the relocation of our dental laboratory in 2003 and new affiliations completed over the last two years.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2005. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2005 at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue decreased from 1.8% in 2002 to 1.7% in 2003 and 1.6% in 2004. The decrease was a result of a greater proportion of our revenue growth coming from existing operations as opposed to entering into additional affiliations over the last two years.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations, acquisitions and existing affiliation contingent payments.

Special Charges

Special charges of $26,000 in 2002 represent a reversal of the estimated provision for costs associated with reductions in physical capacity at Associated Dental Care Providers and patient communications at Associated Dental Care Providers and Park Dental as a result of managed care contract terminations in 2001.

Earnings from Operations

Earnings from operations increased 23.3% from $10,537,000, or 4.7% of total revenue, in 2002 to $12,988,000, or 5.2% of total revenue, in 2003 and 20.9% to $15,702,000, or 5.7% of total revenue, in 2004. Earnings from operations as a percentage of total revenue increased in 2003 and 2004 primarily due to increased productivity and facility utilization as a result of higher same market growth rates and to a lesser extent improved management of lab fees and dental supplies expenses,. In 2004 this was partially offset by increased general corporate expenses as a result of additional personnel at our corporate offices and accounting fees incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense

Net interest expense decreased from $2,947,000 in 2002 to $2,592,000 in 2003 and $1,592,000 in 2004. The decrease in 2003 was due to a lower overall interest rate and a lower average debt balance compared to the prior year. Net interest expense in 2003 was partially offset by the expensing of $220,000 of unamortized debt issuance costs as part of terminating our existing credit facility and entering into a new credit facility in October 2003. The decrease in 2004 was due to reduced debt levels, a reduction in borrowing spread over LIBOR and to a lesser extent a lower LIBOR interest rate as compared to the prior year. See the Liquidity and Capital Resources section for more information related to our credit facility.

Income Taxes

Our effective tax rate was approximately 38.0% for 2002, 40.5% in 2003 and 39.6% in 2004. The changes in our effective tax rate from 2002 to 2004 were due to fluctuations in taxable income in various states in which we operate and recording additional expense in 2003.

Net Income

Net income increased 31.3% from $4,707,000, or 2.1% of total revenue, in 2002 to $6,181,000, or 2.5% of total revenue, in 2003 and 37.8% to $8,519,000, or 3.1% of total revenue, in 2004. Net income as a percentage of total revenue in 2003 compared to 2002 increased primarily due to increased earnings from operations, as discussed above, and reduced borrowing costs, partially offset by an increase in our effective tax rate. Net income as a percentage of total revenue in 2004 compared to 2003 increased primarily due to increased earnings from operations, as discussed above, reduced borrowing costs and a decrease in our effective tax rate.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

From January 1, 2003 through December 31, 2004, we completed twelve dental practice affiliations for aggregate consideration of $7,536,000 in cash, $945,000 in subordinated promissory notes and $93,000 in deferred payments.

In 2002, we completed an affiliation which included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ended December 31, 2004 less capital expenditures incurred during the period. The amount of the contingent payment is $4,790,000 and will paid in 2005. In future years, this contingent payment will result in additional annual amortization expense of $212,000.

For the years ended December 31, 2003 and 2004, cash provided by operating activities amounted to $21,806,000 and $25,405,000, respectively. In 2003, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in receivables due from affiliated dental group practices and increases in accounts payable and accrued expenses and accrued compensation. The decrease in receivables due from affiliated dental group practices, which totaled $1,014,000, was primarily due to better working capital management and a continued focus on receivables management at our affiliated dental group practices. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased from 40 days at December 31, 2002 to 36 days at December 31, 2003. In 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and a decrease in receivables due from affiliated dental group practices. The decrease in receivables due from affiliated dental group practices, which totaled $3,039,000, was primarily due to better working capital management and a continued focus on receivables management at our affiliated dental group practices. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased from 36 days at December 31, 2003 to 32 days at December 31, 2004. We do not expect the days sales outstanding of our affiliated dental group practices to decrease in future years to a similar extent as the improvement achieved during the past two years.

For the years ended December 31, 2003 and 2004, cash used in investing activities amounted to $12,336,000 and $13,109,000, respectively. Cash used for investing activities included cash for affiliations, acquisitions and capital expenditures. Cash used for acquisitions and affiliations, net of cash acquired, was $4,648,000 and $3,239,000 for 2003 and 2004, respectively. Capital expenditures were $7,381,000 and $9,657,000 for 2003 and 2004, respectively. Capital expenditures for 2003 included costs associated with the relocation and/or expansion of fourteen dental facilities along with combining our two dental laboratories into one new laboratory facility. Capital expenditures for 2004 included costs associated with adding one dental facility and the relocation and/or expansion of nineteen dental facilities. We expect that capital expenditures in 2005 to be higher than in past years due to the development of new dental facilities and the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the years ended December 31, 2003 and 2004, cash used for financing activities amounted to $8,419,000 and $12,813,000, respectively. Cash used for financing activities in 2003 resulted from net repayments under our revolving line of credit of $6,905,000, repayment of indebtedness of $1,624,000 and payment of debt issuance costs as part of entering into a new credit facility of $653,000, offset by proceeds from the issuance of Common Stock from stock option exercises and for our employee stock purchase plan of $544,000 and $219,000, respectively. Cash used for financing activities in 2004 resulted from net repayments under our revolving line of credit of $12,475,000, repayment of indebtedness of $2,710,000 and payment of debt issuance costs as part of entering into a new credit facility of $19,000, offset by proceeds from the issuance of Common Stock from stock option exercises and for our employee stock purchase plan of $2,128,000 and $263,000, respectively.

We have a credit facility that is used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The credit facility was scheduled to mature in October 2006 and the maximum principal amount is $70,000,000. The credit facility was scheduled to be reduced to $65,000,000 in

October 2005. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin was based upon our debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At December 31, 2004, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 3.60% and the prime interest rate under the credit facility was 5.50%. In addition, we pay a commitment fee which ranges from 0.375% to 0.500% of the average daily unused balance of the credit facility line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. We were in compliance with our covenants as of December 31, 2004. The outstanding balance under this line as of December 31, 2004 was $26,950,000. The unused balance at December 31, 2004 was $43,050,000 and based on borrowing covenants $40,959,000 was available for borrowing.

On February 22, 2005, we amended our credit facility as a result of our improved financial position and to take advantage of the favorable credit markets. The amended credit facility matures in February 2008 and the maximum principal is $70,000,000. The amended credit facility will be reduced to $65,000,000 in February 2007. Other major changes from the original credit facility are a decrease in the margin based upon our debt coverage ratio ranging from 0.00% to 1.00% for prime borrowings and 1.00% to 2.00% for LIBOR borrowings and a decrease in our commitment fee range to 0.25% to 0.50%.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and Common Stock as consideration for past affiliations and acquisitions and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our Common Stock does not maintain sufficient valuation or if potential affiliation or acquisition candidates are unwilling to accept our securities as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. If cash flow from operations is not sufficient or financing is not available as needed on terms acceptable to us, our affiliation and acquisition strategy will be modified. We are constantly evaluating potential affiliations with dental group practices and acquisition of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater than we have achieved during each of the past two years.

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

Contractual Obligations

The following table summarizes contractual obligations payable or maturing in the following years as of December 31, 2004 (in thousands):

	Total	2005	2006 and 2007	2008 and 2009	Thereafter
Long-term debt obligations	$28,541	$527	$27,906	$72	$36
Operating lease obligations	76,060	12,296	19,683	14,709	29,372

Total gross obligations	104,601	12,823	47,589	14,781	29,408
Operating lease obligations to be reimbursed under service agreements	71,005	11,486	18,561	14,086	26,872

Total net obligations	$33,596	$1,337	$29,028	$695	$2,536

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill, other intangible assets and insurance liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We perform an impairment test on definite-lived intangibles when facts and circumstances exist which would suggest that the intangibles may be impaired. We review the undiscounted net cash flows of the asset to the carrying value of the intangible asset and projected revenue streams when performing the impairment test on intangible assets. If impairment was determined, we would make the appropriate adjustment to the intangible assets to reduce the asset’s carrying value to fair value.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, our affiliated dental group practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We maintain reserves for losses below retention levels for certain of these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment”, revising Statement No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments and include these costs in the financial statements. Statement No. 123(R) applies to all stock awards granted after the effective date and all outstanding and unvested share-based payment awards as of the effective date. Statement No. 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company is currently evaluating the impact of implementing Statement No. 123(R) on the consolidated financial statements.

Risk Factors

We are dependent on the performance of our affiliated dental group practices for our revenue

Our net revenue depends primarily on revenue generated by dental group practices, or professional corporations, with which we affiliate. We do not employ dentists or control the clinical decisions of the affiliated dental group practices. There can be no assurance that affiliated dental group practices will maintain successful operations or that any of the key members of a particular dental group practice will continue practicing with that practice. Availability of dentists, hygienists or assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated dental group practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ. There can be no assurance that these restrictive covenants are or will be sufficient to protect the interests of the affiliated dental group practices or that a court would enforce such agreements. Any material loss of revenue by the affiliated dental group practices, whether through the loss of existing dentists, the inability to attract new dentists or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the service agreements we have entered into with each of our affiliated dental group practices for substantially all of our net revenue. Revenue generated from our service agreement with two of those affiliated dental group practices, Park Dental and Wisconsin Dental Group, represented approximately 32% and 13% of our consolidated net revenue for the year ended December 31, 2004, respectively. The termination of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

Any material loss in revenue by one or more affiliated dental group practice would have a material adverse effect on its ability to reimburse us for expenses and to pay service fees. The failure to receive such amounts could have a material adverse effect on our business, financial condition and results of operations. Furthermore, in the event of a breach of a service agreement by an affiliated dental group practice, there can be no assurance that the remedies available to us under the service agreements would be enforceable or would be adequate to compensate us for our damages resulting from such breach.

Our net revenues may be adversely affected by third party payor cost containment efforts and capitation arrangements

A significant portion of the payments for dental care that is received by the affiliated dental group practices is paid or reimbursed under insurance programs with third party payors. While payor mix varies from market to market, the aggregate payor mix percentage of our affiliated group practices for the year ended December 31, 2004 was approximately 37% fee-for-service, 43% PPO plans and 20% capitated managed care plans. Third party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. Loss of revenue by our affiliated dental group practices caused by third party payor cost containment efforts could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some third-party payor contracts are capitated arrangements. Under such contracts, the affiliated dental group practice receives a capitated payment, calculated on a per member per month basis, to provide care to the covered enrollees and generally receives a co-payment from the patient at the time care is provided. Such payment methods shift a portion of the risk of providing care from the third party payors to the affiliated dental group practice. To the extent that patients covered by such contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated dental group practice and the costs to provide the contracted services. These shortfalls may impact us by the possible reduction in expense reimbursement and service fees from the affiliated dental group practice. There can be no assurance that our affiliated dental group practices will be able to negotiate satisfactory third-party payor arrangements. Insufficient adjusted gross revenue under capitated contracts or other agreements with third party payors or termination of capitated contracts or other insurance programs by third party payors could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment

The dental industry and dental practices are highly regulated at the state and federal levels, as described in the “Business – Government Regulation” section. At the state level, many of these laws and regulations vary widely by state. In addition, these laws and regulations are enforced by federal and state regulatory authorities with broad discretion and our agreements may be subject to review by these authorities from time to time. For example, regulatory authorities in some states in which we operate have obtained a copy of our service agreement for review in the past, and the North Carolina State Board of Dental Examiners has recently undertaken an informal review of our service agreement with our North Carolina affiliated dental group practice pursuant to a new rule regarding management arrangements adopted by that board in 2001. We do not, and do not intend to, control the practice of dentistry by the affiliated dental group practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, there can be no assurance that any review of our business relationships, including our relationship with affiliated dental group practices, by courts or other regulatory authorities, will not result in determinations that could have a material adverse effect on our operations. Similarly, there can be no assurance that the laws and regulatory environment will not change to restrict or limit the enforceability of our service agreements. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with dental group practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states. To the extent that contracts between third party payors and any affiliated dental group practice or us, including self-insured plans, on a capitated or other basis which causes such affiliated dental group practices or us to assume a portion of the financial risk of providing dental care, we or such affiliated dental group practice may become subject to state insurance laws, in which case our affiliated dental group practice may be required to change the method of payment from third party payors or seek appropriate licensure. Any regulation of us or our affiliated dental group practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations.

Our future affiliations may not be successfully integrated or completed on acceptable terms

Our strategy includes expansion through affiliations with dental group practices in new and existing markets and the expansion of such affiliated practices. Affiliations involve numerous risks, including failure to retain key personnel and contracts of the affiliated dental group practices and the inability to work successfully with us as a business partner. There can be no assurance that we will be able to complete additional affiliations on acceptable terms and conditions. or that we will be able to serve successfully as a business partner to additional dental group practices, and this could adversely affect our business, financial condition or results of operations.

We may not realize the expected value of our intangible assets

A significant portion of our total assets is represented by intangible assets, with the amount expected to increase in connection with future affiliations and acquisitions. In addition, amortization expense associated with the definite lived intangible assets will increase in the future as a result of definite lived intangibles recorded in connection with affiliations and acquisitions. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Management performs an impairment test on definite lived intangibles when facts and circumstances exist which would suggest that the definite lived intangible assets may be impaired, such as loss of key personnel, change in legal factors or competition. If impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the expected value of our goodwill

A portion of our total assets is represented by goodwill, the amount of which could increase in connection with future acquisitions. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our goodwill would be realized. In addition, management performs an impairment test on goodwill on an annual basis or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. If impairment were determined, we would make the appropriate adjustment to goodwill to reduce the asset’s carrying value to fair value. Any future determination requiring the write off of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by professional liability claims against our affiliated dental group practices

Our affiliated dental group practices could be exposed to the risk of professional liability claims. It is possible that such claims could be asserted against us as well as the affiliated dental group practices. Such claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. We are named as an insured party under the professional liability insurance policy covering our affiliated dental group practices. In addition, we require each affiliated dental group practice to indemnify us for actions or omissions related to the delivery of dental care by such affiliated dental group practice. However, a successful professional liability claim against an affiliated dental group practice or us could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins, ranging from 1.25% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2004 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $270,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Dental Partners, Inc:

We have completed an integrated audit of American Dental Partners Inc’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and our audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the Company)at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statementsbased on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting appearing in Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Dental Partners, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of American Dental Partners, Inc. (the Company) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Dental Partners, Inc. for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Boston, Massachusetts

February 25, 2003

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,378	$1,895
Receivables due from affiliated dental group practices	13,539	16,611
Inventories	1,789	1,901
Prepaid expenses and other receivables	3,597	2,488
Deferred income taxes	1,271	987

Total current assets	21,574	23,882

Property and equipment, net	39,252	35,216

Non-current assets:
Goodwill	5,095	5,095
Intangible assets, net	87,425	83,843
Other assets	801	1,036

Total non-current assets	93,321	89,974

Total assets	$154,147	$149,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,506	$8,203
Accrued compensation and benefits	5,678	5,672
Accrued expenses	10,169	4,684
Current maturities of debt	527	1,407

Total current liabilities	23,880	19,966

Non-current liabilities:
Long-term debt	28,014	42,319
Deferred income taxes	14,840	12,692
Other liabilities	206	203

Total non-current liabilities	43,060	55,214

Total liabilities	66,940	75,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 8,467,587 and 7,934,940 shares issued and 7,885,087 and 7,352,440 shares outstanding at December 31, 2004 and December 31, 2003, respectively	85	79
Additional paid-in capital	53,623	48,833
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	37,373	28,854

Total stockholders’ equity	87,207	73,892

Total liabilities and stockholders’ equity	$154,147	$149,072

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenue	$178,554	$163,707	$146,810
Operating expenses:
Salaries and benefits	77,489	72,557	65,762
Lab fees and dental supplies	28,566	27,047	24,164
Office occupancy expenses	20,956	19,999	18,314
Other operating expenses	16,643	14,638	13,163
General corporate expenses	8,856	6,871	5,859
Depreciation expense	5,934	5,378	4,990
Amortization of intangible assets	4,408	4,229	4,047
Special charges	—	—	(26)

Total operating expenses	162,852	150,719	136,273

Earnings from operations	15,702	12,988	10,537
Interest expense	1,592	2,592	2,947

Earnings before income taxes	14,110	10,396	7,590
Income taxes	5,591	4,215	2,883

Net earnings	$8,519	$6,181	$4,707

Net earnings per common share:
Basic	$1.12	$0.84	$0.65

Diluted	$1.06	$0.82	$0.63

Weighted average common shares outstanding:
Basic	7,581	7,319	7,222

Diluted	8,068	7,572	7,451

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2001	7,755	(582)	$78	$47,606	$17,966	$(3,874)	$61,776
Issuance of common stock for employee stock purchase plan	56	—	—	239	—	—	239
Issuance of common stock for exercised stock options, including tax benefit of $21	26	—	—	194	—	—	194
Net earnings	—	—	—	—	4,707	—	4,707

Balance at December 31, 2002	7,837	(582)	78	48,039	22,673	(3,874)	66,916
Issuance of common stock for employee stock purchase plan	28	—	1	218	—	—	219
Issuance of common stock for exercised stock options, including tax benefit of $32	70	—	—	576	—	—	576
Net earnings	—	—	—	—	6,181	—	6,181

Balance at December 31, 2003	7,935	(582)	79	48,833	28,854	(3,874)	73,892
Issuance of common stock for employee stock purchase plan	30	—	1	262	—	—	263
Issuance of common stock for exercised stock options, including tax benefit of $2,406	503	—	5	4,528	—	—	4,533
Net earnings	—	—	—	—	8,519	—	8,519

Balance at December 31, 2004	8,468	(582)	$85	$53,623	$37,373	$(3,874)	$87,207

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$8,519	$6,181	$4,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,934	5,378	4,990
Amortization of intangible assets	4,408	4,229	4,047
Tax benefit on issuance of common stock for exercise of stock options	2,406	32	21
Other amortization	224	407	232
Deferred income taxes	1,807	1,841	147
(Gain)/loss on disposal of property and equipment	99	(61)	(21)
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	3,039	1,014	2,055
Other current assets	427	249	21
Accounts payable and accrued expenses	(196)	1,126	(73)
Accrued compensation and benefits	(15)	1,414	341
Accrued special charges	—	—	(256)
Income taxes payable and receivable, net	(1,313)	(72)	829
Other	66	68	(61)

Net cash provided by operating activities	25,405	21,806	16,979
Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(3,239)	(4,648)	(6,269)
Capital expenditures, net	(9,657)	(7,381)	(5,607)
Proceeds from the sale of property and equipment	36	175	—
Contingent and deferred payments	(163)	(178)	(163)
Payment of acquisition costs	(86)	(304)	(315)

Net cash used for investing activities	(13,109)	(12,336)	(12,354)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(12,475)	(6,905)	(3,827)
Principal payments of debt	(2,710)	(1,624)	(1,906)
Common stock issued for the employee stock purchase plan	263	219	239
Proceeds from issuance of common stock for exercise of stock options	2,128	544	173
Payment of debt issuance costs	(19)	(653)	—

Net cash used for financing activities	(12,813)	(8,419)	(5,321)

Increase (decrease) in cash and cash equivalents	(517)	1,051	(696)
Cash and cash equivalents at beginning of period	1,895	844	1,540

Cash and cash equivalents at end of period	$1,378	$1,895	$844

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,558	$2,315	$2,790

Cash paid during the period for income taxes, net	$2,734	$2,415	$1,948

Non-cash investing activities:
Fair value of intangible asset acquired	$4,790	$—	$—

Acquisitions and affiliations:
Assets acquired	$3,534	$6,030	$8,281
Liabilities assumed	(295)	(437)	(1,295)
Subordinated notes issued	—	(945)	(556)

Cash paid	3,239	4,648	6,430
Less cash acquired	—	—	(161)

Net cash paid for acquisitions and affiliations	$3,239	$4,648	$6,269

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with the affiliated dental group practices or professional corporations (“PC”). The Company provides all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental group practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2002 and 2003 in order to conform to the December 31, 2004 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of receivables due from affiliated dental group practices requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company’s business affiliations and acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company’s liability for future losses for workers’ compensation and professional liability claims requires management to make estimates and assumptions regarding these costs. There can be no assurance that actual results will not differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

Inventories

Inventories consist primarily of dental supplies and are stated at the lower of cost or market, with cost being determined under the weighted average method.

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

Development costs incurred for computer software development or obtained for internal use are capitalized and amortized in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.”

Goodwill and Intangible Assets

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Prior to 2004, management performed an impairment test on goodwill on an annual basis during the Company’s first quarter or on an interim basis if an event or circumstance indicated that it is more likely than not that an impairment loss had been incurred. During 2004, the Company changed the timing of the annual impairment test to the fourth quarter and completed an impairment test during the first and fourth quarters. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2004.

Identifiable intangible assets result from nineteen service agreements with the affiliated dental group practices and customer relationships from the acquisition of two dental laboratories. The estimated fair value of the service agreements are the excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed of dental practices. All intangible assets associated with service agreements are amortized on a straight-line basis, generally over 15 to 25 years. In the event a service agreement is terminated, the related affiliated dental group practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair market value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement. Identifiable intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years.

Management performs an impairment test on definite lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite lived intangibles as of December 31, 2004.

Insurance

The Company maintains various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the Company’s affiliated dental group practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. Several of these insurance programs have retention levels in which the Company is financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company maintains reserves for losses below retention levels for certain of these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Stock Option Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS’s No. 123 and No. 148.

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 for the years ended December 31 (in thousands, except per share amounts):

	2004	2003	2002
Net earnings, as reported	$8,519	$6,181	$4,707
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(896)	(787)	(541)

Pro forma net earnings	$7,623	$5,394	$4,166

Earnings per share:
Basic, as reported	$1.12	$0.84	$0.65

Basic, pro forma	$1.01	$0.74	$0.58

Diluted, as reported	$1.06	$0.82	$0.63

Diluted, pro forma	$0.95	$0.72	$0.56

Earnings per Share

Earnings per share are computed based on SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”, revising Statement No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments and include these costs in the financial statements. Statement No. 123(R) applies to all stock awards granted after the effective date and all outstanding and unvested share-based payment awards as of the

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

effective date. Statement No. 123 (R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company is currently evaluating the impact of implementing Statement No. 123(R) on its consolidated financial statements.

(3) Receivables Due From Affiliated Dental Group Practices and Net Revenue

Receivables Due From Affiliated Dental Group Practices

Receivables due from affiliated dental group practices represent amounts due pursuant to the terms of the service agreements.

Net Revenue

For the years ended December 31, 2004, 2003 and 2002, net revenue consisted of the following (in thousands):

	2004	2003	2002
Reimbursement of expenses:
Salaries and benefits	$63,020	$58,919	$53,184
Lab and dental supplies	30,340	27,793	23,923
Office occupancy expenses	19,326	18,389	16,968
Other operating expenses	13,044	12,096	4,174
Depreciation expense	5,016	4,508	10,751

Total reimbursement of expenses	130,746	121,705	109,000
Business service fees	42,714	35,553	31,049

Business services provided to affiliated dental group practices	173,460	157,258	140,049
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	5,094	6,449	6,761

Net revenue	$178,554	$163,707	$146,810

Net revenue derived from the service agreement with Park Dental represented approximately 32%, 31% and 32% of consolidated net revenue for 2004, 2003 and 2002, respectively. Net revenue from the service agreement with Wisconsin Dental Group represented approximately 13%, 13% and 15% of consolidated net revenue for 2004, 2003 and 2002, respectively. No other service agreement or customers accounted for greater than 10% of consolidated net revenue.

(4) Special Charges

During 2001, the Company recorded $1,004,000 of special charges as a result of actions taken in response to managed care contract terminations received by three of the Company’s affiliated dental groups. During 2002, the remaining unused balance of $26,000 was recognized as income in the Consolidated Statements of Income.

(5) Acquisitions and Affiliations

During the year ended December 31, 2003, the Company entered into a platform affiliation with one dental group practice and acquired selected assets of six dental practices that joined existing affiliates. All transactions

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

completed in 2003 are referred to as “2003 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $4,648,000 in cash, $945,000 in subordinated promissory notes and $65,000 in deferred payments.

During the year ended December 31, 2004, the Company acquired selected assets of five dental practices that joined existing affiliates. All transactions completed in 2004 are referred to as “2004 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $2,888,000 in cash and $28,000 in deferred payments.

The 2003 and 2004 Transactions are as follows:

Date	Affiliation/Acquisition	Locations
April 2003	Fred D. Archer, D.D.S.	Buffalo, NY
May 2003	Redwood Dental Group, P.C.	Detroit, MI
June 2003	Joel D. Latham, D.D.S.	Piedmont, AL
August 2003	Millennium Dental P.C.	Buffalo, NY
September 2003	Edward A. Kahn, D.D.S.	Hamburg, NY
November 2003	Daniel P. Ratkus, D.M.D.	Robinson Township, PA
November 2003	Thomas A. Coleman, D.D.S.	Shaftsbury, VT
January 2004	The Dental Office at Saddle Creek	Germantown, TN
April 2004	Lufborrow Dental Group, L.L.P.	Killeen, Belton and Temple, TX
April 2004	David W. Zipnock, D.M.D.	Mount Pleasant, PA
May 2004	Heidi C. Ritsco, D.D.S.	Amherst, NY
December 2004	William H. Grass, D.D.S.	Hadley, MA

The accompanying consolidated financial statements include the results of operations under the service agreements from the date of affiliation. The excess of the purchase price associated with the 2003 Transactions and 2004 Transactions over the estimated fair value of net assets acquired and assumed has been recorded as intangible assets which are summarized as follows (in thousands):

	2004	2003
Total consideration paid	$2,916	$5,658
Fair value of net tangible assets acquired and assumed	150	1,083

Intangible assets	$2,766	$4,575

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the asset purchase agreement between the Company and 1st Advantage includes a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004 less capital expenditures incurred during the period. The amount of the contingent payment is $4,790,000 which was accrued as of December 31, 2004 and will be paid in 2005.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(6) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land, buildings and leasehold improvements	$33,438	$29,768
Equipment	34,820	29,516
Furniture and fixtures	7,765	7,705

Total property and equipment	76,023	66,989
Less accumulated depreciation	(36,771)	(31,773)

Property and equipment, net	$39,252	$35,216

Since 2002, the Company has been developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental group practices. The first phase of development is expected to be completed in the second quarter of 2005. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized applicable costs beginning in 2003, with total capitalized costs through December 31, 2004 of $836,000. These costs will be amortized over ten years when the first phase is complete.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2021. Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $16,130,000, $15,263,000 and $14,291,000, respectively, of which $14,924,000, $14,204,000 and $13,276,000 were reimbursed under service agreements. The Company has several leases with stockholders that were assumed in connection with its affiliation transactions. Such amounts are generally reimbursed pursuant to the terms of the service agreements.

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2004 are as follows (in thousands):

	Total Amount Due	Amount to be Reimbursed Under Service Agreements	Net Amount
2005	$12,296	$11,486	$810
2006	10,515	9,829	686
2007	9,168	8,732	436
2008	8,084	7,751	333
2009	6,625	6,335	290
Thereafter	29,372	26,872	2,500

Total minimum lease payments	$76,060	$71,005	$5,055

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(7) Intangible Assets

Intangible assets consisted of the following as of December 31, 2004 and 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2004
Service agreements	$113,006	$(25,750)	$87,256
Customer relationships	205	(36)	169

Total intangible assets	$113,211	$(25,786)	$87,425

December 31, 2003
Service agreements	$105,017	$(21,357)	$83,660
Customer relationships	205	(22)	183

Total intangible assets	$105,222	$(21,379)	$83,843

Intangible asset amortization expense for 2004, 2003 and 2002 was $4,408,000, $4,229,000 and $4,047,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $4,702,000 in 2005, $4,696,000 in 2006 and 2007, $4,693,000 in 2008 and $4,684,000 in 2009.

(8) Income Taxes

Income tax expense for the years ended December 31 consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$2,950	$1,851	$2,270
State	778	502	467

	3,728	2,353	2,737
Deferred:
Federal	1,792	1,789	38
State	71	73	108

	1,863	1,862	146

Total income taxes	$5,591	$4,215	$2,883

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Operating loss and other carryforwards	$320	$318
Organization and start-up costs	49	89
Accrued expenses and other liabilities	1,238	990

Gross deferred tax assets	1,607	1,397
Net valuation allowance	(46)	(318)

Net deferred tax assets	$1,561	$1,079

Deferred tax liabilities:
Intangibles	$(12,278)	$(11,866)
Property and equipment	(2,257)	(788)
Software costs	(327)	(130)
Other	(268)	—

Total deferred tax liabilities	(15,130)	(12,784)

Net deferred tax liabilities	$(13,569)	$(11,705)

The Company has a valuation allowance against its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $46,000 and $318,000 as of December 31, 2004 and 2003, respectively. The change in the valuation allowance for the years ended December 31, 2004 and 2003 was $(272,000) and $(155,000), respectively.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $2,406,000 and $32,000 for the years ended December 31, 2004 and 2003, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2004			2003
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$957	$314	$1,271	$795	$192	$987
Non-current	(85)	375	290	74	18	92

Total deferred tax assets	872	689	1,561	869	210	1,079

Deferred tax liabilities:
Current	—	—	—	—	—	—
Non-current	(12,427)	(2,703)	(15,130)	(10,632)	(2,152)	(12,784)

Total deferred tax liabilities	(12,427)	(2,703)	(15,130)	(10,632)	(2,152)	(12,784)

Net deferred tax liabilities	$(11,555)	$(2,014)	$(13,569)	$(9,763)	$(1,942)	$(11,705)

The Company has net operating loss carryforwards of $6,397,000 as of December 31, 2004 which expire at various times from 2005 through 2024.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The following table reconciles the Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2004	2003	2002
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	(0.7)	(0.7)	(0.9)
State taxes, net of Federal benefit	6.4	3.9	4.9
Other permanent differences	(1.1)	2.3	(1.0)

Effective income tax rate	39.6%	40.5%	38.0%

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually of in the aggregate, are expected to have any significant effect on our income tax liability.

(9) Debt

Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

	2004	2003
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 3.5% to 5.5%	$26,950	$39,425
Mortgages payable	—	278
Note payable	—	8
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	1,591	3,988
Capital lease obligations	—	27

Total long-term debt and capital lease obligations	28,541	43,726
Less current maturities	527	1,407

Long-term debt and capital lease obligations, excluding current maturities	$28,014	$42,319

Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2004 are as follows (in thousands):

Long-term Debt
2005	$527
2006	27,825
2007	81
2008	36
2009	36
Thereafter	36

Total payments	$28,541

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Revolving Line of Credit

The Company has a credit facility that is used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The credit facility matures in October 2006 and the maximum principal amount is $70,000,000. The credit facility will be reduced to $65,000,000 in October 2005. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.25% to 1.00% for prime borrowings and 1.25% to 2.00% for LIBOR borrowings. At December 31, 2004, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 3.60% and the prime interest rate under the credit facility was 5.50%. In addition, the Company pays a commitment fee which ranges from 0.375% to 0.500% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of its subsidiaries. The Company is also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. The Company was in compliance with its covenants as of December 31, 2004. The outstanding balance under this line as of December 31, 2004 was $26,950,000. The unused balance at December 31, 2004 was $43,050,000 and based on borrowing covenants $40,959,000 was available for borrowing.

(10) Related Party Transactions

The Company affiliated with PDHC, Ltd. (“Park Dental”) in 1996. In connection with the Park Dental transaction, the Company entered into a service agreement with an affiliated dental group practice owned in part by a former director of the Company. The service agreement is on substantially the same terms and conditions as all of the Company’s other service agreements. The aggregate net revenue earned by the subsidiary of the Company under the service agreement with Park Dental in 2004, 2003 and 2002 was $56,746,000, $50,473,000 and $47,086,000, respectively, of which $43,453,000, $39,307,000 and $36,302,000 were reimbursements for expenses incurred in connection with the operation and administration of dental facilities.

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the Company entered into a subordinated note agreement with the owners of 1st Advantage, including an individual who became an executive officer of the Company. During 2004, the executive officer’s portion of subordinated note payments made by the Company to 1st Advantage was $61,000. In addition, the asset purchase agreement between the Company and 1st Advantage includes a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004 less capital expenditures incurred during the period. The amount of the contingent payment is $4,790,000 which was accrued as of December 31, 2004 and will be paid in 2005. Of the total contingent payment, the executive officer is due to receive approximately $714,000. The subordinated note and service agreement are on substantially the same terms and conditions as all of the Company’s other subordinated note and service agreements.

(11) Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value.

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2004 and 2003 there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2004, 8,467,587 shares were issued and 7,885,087 shares were outstanding. As of December 31, 2003, 7,934,940 shares were issued and 7,352,440 shares were outstanding.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2004 at a cost of $3,874,000.

Dividends

The Company has the ability to pay cash dividends on its Common Stock but has not to date. The terms of the Company’s credit facility allow the Company to pay dividends without the lenders’ consent up to certain maximums and compliance with certain covenants.

(12) Stock Compensation Plans

1999 Restricted Stock Plan

The Company’s 1999 Restricted Stock Plan (the “Restricted Stock Plan”) provides for the grant of restricted shares of the Company’s Common Stock at a price equal to the par value of such shares ($0.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which may be issued under the Restricted Stock Plan is 25,000, and as of December 31, 2004, there were no shares issued or outstanding under this Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2004, 1,573,246 shares were authorized under the 1996 Plan, with 1,181,914 shares reserved for issuance and options for 976,763 shares outstanding.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2004, options for 38,639 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the option granted in July 2003 in connection with the Company’s one-time stock option exchange program.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated dental group practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vests over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2004, options for 65,340 shares were outstanding under this Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2004, 385,000 shares were authorized under the Directors Plan, with 373,500 shares reserved for issuance and options for 222,750 shares outstanding.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 291,221 shares have been issued through 2004 and 10,664 shares were committed for issuance as of December 31, 2004.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2004, 2003 and 2002 follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,679,277	$7.33	1,563,943	$7.95	1,412,880	$7.95
Granted	164,600	13.35	570,401	9.33	206,350	8.15
Exercised	(502,176)	4.24	(69,893)	7.80	(25,907)	6.75
Cancelled	(38,209)	9.35	(385,174)	13.00	(29,380)	10.54

Outstanding at end of year	1,303,492	$9.22	1,679,277	$7.33	1,563,943	$7.95

Exercisable at end of year	734,506	$8.50	909,285	$6.14	1,052,684	$8.10

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 7.125	225,255	5.1	$6.16	217,505	$6.14
$ 7.25 - $ 8.971	298,096	6.3	7.92	186,124	7.82
$ 8.98 - $ 8.98	289,351	8.5	8.98	128,299	8.98
$ 9.00 - $ 10.00	252,650	7.8	9.80	120,938	9.83
$12.50 - $ 14.17	238,140	6.9	13.43	81,640	13.58

	1,303,492	7.0	$9.22	734,506	$8.50

Accounting for Stock Compensation Plans

The Company accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock compensation plans. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock compensation plans under the fair value method. See Note 2 for pro forma information on the Company’s stock compensation plans. The fair value for these options and purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2004		2003		2002
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	2.6%	1.6%	1.6%	1.0%	4.0%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	61%	43%	63%	31%	72%	70%
Expected life (years)	4.0	0.5	3.0	0.5	4.0	0.5
Weighted average fair value of options/purchase rights granted during the year	$6.45	$3.34	$3.97	$1.91	$4.61	$2.26

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

(13) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation. Total plan expense for the years ended December 31, 2004, 2003 and 2002 was $995,000, $809,000 and $667,000, respectively.

(14) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2004	2003	2002
Basic Earnings Per Share:
Net earnings available to common stockholders	$8,519	$6,181	$4,707

Weighted average common shares outstanding	7,581	7,319	7,222

Net earnings per share	$1.12	$0.84	$0.65

Diluted Earnings Per Share:
Net earnings available to common stockholders	$8,519	$6,181	$4,707

Weighted average common shares outstanding	7,581	7,319	7,222
Add: Dilutive effect of options (1)	487	253	229

Weighted average common shares as adjusted	8,068	7,572	7,451

Net earnings per share	$1.06	$0.82	$0.63

(1)	In 2004 no options were excluded from the computation of diluted earnings per share due to their antidilutive effect. In 2003 and 2002, 154,737 and 435,680 options were excluded, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(15) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net revenue	$44,064	$45,044	$44,640	$44,806
Operating expenses	40,201	40,814	40,960	40,877
Earnings from operations	3,863	4,230	3,680	3,929
Earnings before income taxes	3,398	3,838	3,294	3,580
Income taxes	1,334	1,519	1,301	1,437
Net earnings	$2,064	$2,319	$1,993	$2,143
Net earnings per share (1):
Basic	$0.28	$0.31	$0.26	$0.28
Diluted	$0.26	$0.29	$0.25	$0.26
Weighted average common shares outstanding:
Basic	7,391	7,537	7,635	7,760
Diluted	7,858	8,057	8,130	8,207

2003
Net revenue	$39,032	$41,012	$41,659	$42,004
Operating expenses	36,505	37,700	38,356	38,158
Earnings from operations	2,527	3,312	3,303	3,846
Earnings before income taxes	1,894	2,684	2,675	3,143
Income taxes	723	1,020	1,139	1,333
Net earnings	$1,171	$1,664	$1,536	$1,810
Net earnings per share (1):
Basic	$0.16	$0.23	$0.21	$0.25
Diluted	$0.16	$0.22	$0.20	$0.24
Weighted average common shares outstanding:
Basic	7,266	7,312	7,345	7,352
Diluted	7,518	7,557	7,586	7,660

(1)	The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

(16) Subsequent Events

Affiliation

On February 1, 2005, the Company affiliated with Premier Dental Partners, a group dental practice in St. Louis, Missouri. The Company acquired certain non-clinical assets and entered into a service agreement with the professional corporation. This affiliation resulted in the addition of five dental facilities. The aggregate purchase price paid in connection with this transaction consisted of $3,736,000 in cash and $350,000 of deferred payments.

Credit Facility

On February 22, 2005, the Company amended its credit facility. The amended credit facility matures in February 2008 with the maximum principal under the same terms as the original credit facility. Major changes from the original credit facility are a decrease in the margin based upon our debt coverage ratio ranging from 0.00% to 1.00% for prime borrowings and 1.00% to 2.00% for LIBOR borrowings and a decrease in our commitment fee range to 0.25% to 0.50%. The Company is evaluating the applicability of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” as it relates to $400,000 of capitalized financing costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included at Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A summary of our stockholder approved and non-approved equity plans as of December 31, 2004 (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,303	$9.22	356
Equity compensation plans not approved by security holders	—	—	25

Total (excluding ESPP)	1,303	$9.22	381
Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	109
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	109

Total all plans	1,303	$9.22	490

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

(a)(3) Exhibits

The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 11th day of March, 2005.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao
Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 11, 2005

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 11, 2005

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 11, 2005

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 11, 2005

/S/ JAMES T. KELLY James T. Kelly	Director	March 11, 2005

/S/ MARTIN J. MANNION Martin J. Mannion	Director	March 11, 2005

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 11, 2005

/S/ DERRILL W. REEVES Derril W. Reeves	Director	March 11, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

4(a)	Form of Stock Certificate (1)

4(b)	Form of Subordinated Promissory Note and Form of Subordination Agreement (3)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

10(m)	Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S. (9)

10(n)	Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.) (2)

10(q)	Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler (2)

10(s)	Employment agreement dated August 1, 2002 between American Dental Partners, Inc. and Frank D’Allaird, D.D.S. (10)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (11)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (11)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (11)

10(w)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2003, between PDHC, Ltd. and PDG, P.A. (12)

Exhibit Number	Exhibit Description
10(x)	Credit Agreement dated October 16, 2003 among American Dental Partners, Inc., the Lenders Party Hereto and KeyBank National Association as Agent (13)

10(y)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004, between PDHC, Ltd. and PDG, P.A. (14)

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan (14)

10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (15)

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan (15)

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan (15)

10(dd)	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners, Inc., the Lenders Named Herein and KeyBank National Association as Agent (16)

10(ee)	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between The Subsidiaries of American Dental Partners, Inc. and KeyBank National Association (16)

10(ff)	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners, Inc. and its subsidiaries and KeyBank National Association (16)

10(gg)	Amended and Restated Service Agreement dated January 1, 1999 between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C. filed herewith.

10(hh)	Amendment No. 1 to Amended and Restated Service Agreement dated October 1, 2000 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc., filed herewith.

10(ii)	Amendment No. 2 to Amended and Restated Service Agreement dated January 1, 2001 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc., filed herewith.

10(jj)	Amendment No. 3 to Amended and Restated Service Agreement dated July 1, 2003 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc., filed herewith.

10(kk)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc., filed herewith.

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics (17)

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 20, 2003.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2003.
(13)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.
(14)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2004.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2004.
(16)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 17, 2004.