Form 10-K/A
period 2004-12-31
AMERICAN DENTAL PARTNERS INC
filed 2005-03-16
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Explanatory Note

The registrant is filing this Form 10-K/A to correct certain typographical errors contained in the “Report of Independent Registered Public Accounting Firm” and “Consent of Independent Registered Public Accounting Firm” filed as a part of the Form 10-K.

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

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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