Form 10-Q
period 2005-03-31
AMERICAN DENTAL PARTNERS INC
filed 2005-05-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    ☒  YES    ☐  NO

The number of shares of Common Stock, $0.01 par value, outstanding as of May 5, 2005 was 7,967,054.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,535	$1,378
Receivables due from affiliated dental group practices	16,165	13,539
Inventories	1,949	1,789
Prepaid expenses and other receivables	2,726	3,597
Deferred income taxes	1,274	1,271

Total current assets	24,649	21,574

Property and equipment, net	39,357	39,252
Non-current assets:
Goodwill	5,095	5,095
Intangible assets, net	90,952	87,425
Other assets	855	801

Total non-current assets	96,902	93,321

Total assets	$160,908	$154,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,985	$7,506
Accrued compensation and benefits	5,136	5,678
Accrued expenses	10,549	10,169
Current maturities of debt	141	527

Total current liabilities	23,811	23,880

Non-current liabilities:
Long-term debt	30,212	28,014
Deferred income taxes	15,945	14,840
Other liabilities	242	206

Total non-current liabilities	46,399	43,060

Total liabilities	70,210	66,940

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 8,547,954 and 8,467,587 shares issued and 7,965,454 and 7,885,087 shares outstanding at March 31, 2005 and December 31, 2004, respectively	85	85
Additional paid-in capital	54,605	53,623
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	39,882	37,373

Total stockholders’ equity	90,698	87,207

Total liabilities and stockholders’ equity	$160,908	$154,147

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$48,145	$44,064
Operating expenses:
Salaries and benefits	20,382	19,273
Lab fees and dental supplies	7,634	7,155
Office occupancy expenses	5,530	5,164
Other operating expenses	4,562	4,159
General corporate expenses	2,598	1,932
Depreciation expense	1,645	1,436
Amortization of intangible assets	1,209	1,082

Total operating expenses	43,560	40,201

Earnings from operations	4,585	3,863
Interest expense	430	465

Earnings before income taxes	4,155	3,398
Income taxes	1,646	1,334

Net earnings	$2,509	$2,064

Net earnings per common share:
Basic	$0.32	$0.28

Diluted	$0.30	$0.26

Weighted average common shares outstanding:
Basic	7,913	7,391

Diluted	8,356	7,858

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,509	$2,064
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,645	1,436
Amortization of intangible assets	1,209	1,082
Tax benefit of issuance of common stock for exercise of stock options	439	496
Other amortization	100	58
Gain on disposal of property and equipment	(1)	(15)
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental groups	(2,652)	1,083
Other current assets	(217)	(429)
Accounts payable and accrued expenses	1,002	704
Accrued compensation and benefits	(559)	(528)
Income taxes payable and receivable, net	1,085	666
Other	6	57

Net cash provided by operating activities	4,566	6,674

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(3,821)	(450)
Capital expenditures, net	(1,670)	(1,253)
Contingent and deferred payments	(50)	(95)
Proceeds from the sale of property and equipment	—	15
Payment of acquisition costs	(97)	(15)

Net cash used for investing activities	(5,638)	(1,798)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	2,950	(5,010)
Principal payments of debt	(1,138)	(200)
Common stock issued for the employee stock purchase plan	162	115
Proceeds from issuance of common stock for exercise of stock options	381	488
Payment of debt issuance costs	(126)	(13)

Net cash provided by (used for) financing activities	2,229	(4,620)

Increase in cash and cash equivalents	1,157	256
Cash and cash equivalents at beginning of period	1,378	1,895

Cash and cash equivalents at end of period	$2,535	$2,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$292	$461

Cash paid during the period for income taxes, net	$122	$183

Acquisitions and affiliations:
Assets acquired	$4,316	$475
Liabilities assumed and issued	(495)	(25)

Net cash paid for acquisitions and affiliations	$3,821	$450

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

The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to 2004 interim consolidated financial statements to conform to current year presentation. These financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

(3) Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2005
Service agreements	$117,742	$(26,956)	$90,786
Customer relationships	205	(39)	166

Total intangible assets	$117,947	$(26,995)	$90,952

December 31, 2004
Service agreements	$113,006	$(25,750)	$87,256
Customer relationships	205	(36)	169

Total intangible assets	$113,211	$(25,786)	$87,425

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible amortization expense for the three months ended March 31, 2005 and 2004 was $1,209,000 and $1,082,000, respectively. Estimated amortization expense for each of the next five years ending March 31, 2006, 2007, 2008, 2009 and 2010 will be $4,923,998, $4,916,047, $4,911,547, $4,905,486 and $4,899,157, respectively.

Management performed its annual impairment test on goodwill as of December 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company would also perform an impairment test of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company determines impairment by comparing the fair value to the carrying value of the reporting units. The Company determines the fair value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill during the three months ended March 31, 2005.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired. The Company compares the estimated undiscounted net cash flows of the asset to the carrying value of the intangible asset when performing the impairment test on the intangible assets. If impairment was determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles during the three months ended March 31, 2005.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 (in thousands, except per share amounts) for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$2,509	$2,064
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(204)	(207)

Pro forma net earnings	$2,305	$1,857

Earnings per share:
Basic, as reported	$0.32	$0.28

Basic, pro forma	$0.29	$0.25

Diluted, as reported	$0.30	$0.26

Diluted, pro forma	$0.28	$0.24

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

	Three Months Ended March 31,
	2005	2004
Reimbursement of expenses:
Salaries and benefits	$16,718	$15,548
Lab and dental supplies	8,156	7,491
Office occupancy expenses	5,098	4,747
Other operating expenses	3,654	3,336
Depreciation expense	1,419	1,216

Total reimbursement of expenses	35,045	32,338
Business service fees	11,870	10,431

Business services provided to affiliated dental group practices	46,915	42,769
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,230	1,295

Total revenue	$48,145	$44,064

Net revenue from the Company’s service agreements with Park Dental and Forward Dental Group (formerly known as Wisconsin Dental Group) represented approximately 31% and 13% of its consolidated net revenue for the three months ended March 31, 2005 and approximately 32% and 13% of its consolidated net revenue for the three months ended March 31, 2004, respectively. No other service agreement or customer accounted for 10% of consolidated net revenue.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of basic and diluted earnings per share computations for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,509	$2,064

Weighted average common shares outstanding	7,913	7,391

Net earnings per share	$0.32	$0.28

Diluted Earnings Per Share:
Net earning available to common stockholders	$2,509	$2,064

Weighted average common shares to outstanding	7,913	7,391
Add: Dilutive effect of options (1)	443	467

Weighted average common shares as adjusted	8,356	7,858

Net earnings per share	$0.30	$0.26

(1)	Total options excluded from the computation of diluted earnings per share due to their antidilutive effect was 57,390 for the three months ended March 31, 2004.

(7) Internal Use Software

Since 2002, the Company has been developing Improvis, a replacement system to Comdent, a proprietary practice management system which is currently used by many of the Company’s affiliated dental group practices. The first phase of development is expected to be completed in the second quarter of 2005. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized applicable costs beginning in 2003, with total capitalized costs through March 31, 2005 of $1,014,000. These costs will be amortized over ten years when the first phase is complete.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(8) Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for FASB SFAS No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but April’s announcement amends the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated dental group practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our affiliation and acquisition strategy, management of rapid growth, dependence upon affiliated dental group practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

American Dental Partners, Inc. (“ADPI”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of our affiliated dental group practices, and we make substantial investments to support each affiliated dental group’s growth. We assist our affiliates with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2005, we were affiliated with 19 dental group practices, comprising 411 dentists practicing in 181 locations in 18 states.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three months ended March 31, 2005 and 2004 the components of net revenue in our consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2005	2004
Reimbursement of expenses	$35,045	$32,338
Business service fees	11,870	10,431

Net revenue earned under service agreements	46,915	42,769
Other revenue	1,230	1,295

Total revenue	$48,145	$44,064

For additional information on components of our net revenue, see Note 5 of “Notes of Interim Consolidated Financial Statements.”

Adjusted Gross Revenue of the Affiliated Dental Group Practices

Although we do not own or control the affiliated dental group practices or PCs and, accordingly, do not consolidate the financial statements of the PCs with ours, we believe it is important to understand the revenue of the affiliated dental group practices. The affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, PPO plans and capitated managed care plans. The affiliated dental group practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to us, the amounts retained by the affiliated dental group practices are used for compensation of dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. The following table sets forth for the three months ended March 31, 2005 and 2004 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenue earned under service agreements	$46,915	$42,769
Addback: Amounts retained by affiliated dental group practices	26,627	24,579

Adjusted gross revenue - affiliated dental group practices	$73,542	$67,348

We have been made aware that certain members of PDG, P.A., the affiliated dental group practice of Park Dental, our Minnesota affiliate, have contacted one or more of our shareholders expressing concerns related to organizational issues and the fact that Park Dental’s 2005 operating plan, principally the funding of additional PDG, P.A. expenses, is not yet finalized. We are having ongoing discussions with these representatives and are working diligently to address these matters.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

While payor mix varies from market to market, the following table sets forth for the three months ended March 31, 2005 and 2004 the aggregate payor mix percentages of the affiliated dental group practices:

	Three Months Ended March 31,
	2005	2004
Fee-for-service	36%	39%
PPO plans	45%	40%
Capitated managed care plans	18%	21%

Results of Operations

Net Revenue

Net revenue increased 9.3% to $48,145,000 for the three months ended March 31, 2005 from $44,064,000 for the three months ended March 31, 2004. The increase was attributable to same market net revenue growth from our affiliated dental group practices which was 7% for the three months ended March 31, 2005, and incremental net revenue earned from our platform affiliation completed in February 2005, offset by a decrease in other revenue. The decrease in other revenue is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned from our affiliated dental groups.

Net revenue from our service agreements with Park Dental and Forward Dental Group represented approximately 31% and 13% of our consolidated net revenue for the three months ended March 31, 2005 and approximately 32% and 13% of our consolidated net revenue for the three months ended March 31, 2004, respectively. No other service agreement or customer accounted for 10% of consolidated net revenue.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the three months ended March 31, 2005 and 2004 the components of total revenue, a reconciliation of total revenue to net revenue and the percentage of net revenue and total revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Amount	% of Net Revenue	% of Total Revenue	Amount	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$73,542		98.4%	$67,348		98.1%
Other revenue	1,230		1.6	1,295		1.9

Total revenue	74,772		100.0	68,643		100.0
Amounts retained by affiliated dental group practices	26,627		35.6	24,579		35.8

Net revenue	48,145	100.0%	64.4	44,064	100.0%	64.2
Salaries and benefits	20,382	42.3	27.3	19,273	43.7	28.1
Lab fees and dental supplies	7,634	15.9	10.2	7,155	16.2	10.4
Office occupancy expenses	5,530	11.5	7.4	5,164	11.7	7.5
Other operating expenses	4,562	9.5	6.1	4,159	9.4	6.1
General corporate expenses	2,598	5.4	3.5	1,932	4.4	2.8
Depreciation expense	1,645	3.4	2.2	1,436	3.3	2.1
Amortization of intangible assets	1,209	2.5	1.6	1,082	2.5	1.6

Total operating expenses	43,560	90.5	58.3	40,201	91.2	58.6

Earnings from operations	4,585	9.5	6.1	3,863	8.8	5.6
Interest expense, net	430	0.9	0.6	465	1.1	0.7

Earnings before income taxes	4,155	8.6	5.6	3,398	7.7	5.0
Income taxes	1,646	3.4	2.2	1,334	3.0	1.9

Net earnings	$2,509	5.2%	3.4%	$2,064	4.7%	3.0%

Total revenue increased 8.9% to $74,772,000 for the three months ended March 31, 2005 from $68,643,000 for the three months ended March 31, 2004. The increase was primarily the result of growth at our existing affiliated dental group practices along with incremental growth in adjusted gross revenue from our February 2005 platform affiliation. Same market affiliate adjusted gross revenue growth was 7.0% for the three months ended March 31, 2005. Same market affiliate adjusted gross revenue excludes affiliations that occurred after January 1, 2005. Other revenue, which includes fees received from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees, decreased 5.0% to $1,230,000 from $1,295,000 as a result of an increasing percentage of our laboratory fees being generated from our affiliated dental groups. For the three months ended March 31, 2005 and 2004, 69.0% and 58.6% of our laboratory fees were generated from our affiliated dental groups, respectively.

Amounts retained by affiliated dental group practices increased 8.3% to $26,627,000, for the three months ended March 31, 2005 from $24,579,000 for the three months ended March 31, 2004. As a percentage of adjusted gross revenue of our affiliated dental group practices, amounts retained by affiliated dental group practices decreased to 36.2% for the three months ended March 31, 2005 from 36.5% for the three months ended March 31, 2004. The decrease as a percentage of adjusted gross revenue is mainly attributable to lower profitability levels at the affiliated dental group practices offset by increases in doctor compensation and employment of dental hygienists and dental assistants at our February 2005 platform affiliation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles for the three months ended March 31, 2005 and 2004 same market affiliate adjusted gross revenue growth and amounts retained by affiliated dental group practices to our net revenue (in thousands):

	Three Months Ended March 31,
	2005	2004	% Growth
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$72,059	$67,348	7.0%
Dental groups that completed affiliations with the Company during periods of comparison	1,483	—	—

Total adjusted gross revenue - affiliated dental group practices	73,542	67,348	9.2%
Other revenue	1,230	1,295	-5.0%

Total revenue	74,772	68,643	8.9%
Amounts retained by affiliated dental group practices	26,627	24,579	8.3%

Net revenue	$48,145	$44,064	9.3%

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working for us in the dental facilities, dental laboratories and local and regional management as well as certain contractual expenses related to the arrangement of the provision of care to patients. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The local and regional operating management teams supervise and support the staff at the dental facilities.

Salaries and benefits expense as a percentage of total revenue decreased to 27.3% for the three months ended March 31, 2005 from 28.1% for the three months ended March 31, 2004. The decrease was primarily a combination of the current year impact of entering into our February 2005 platform affiliation where the affiliated dental group practice is required to employ the dental hygienists and dental assistants and staff productivity increases at our existing affiliated dental groups.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue decreased to 10.2% for the three months ended March 31, 2005 from 10.4% for the three months ended March 31, 2004. The decrease was primarily related to our continued focus on managing these expenses and increased utilization of our dental laboratory by our affiliated dental groups.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Office occupancy expense as a percentage of total revenue decreased to 7.4% for the three months ended March 31, 2005 from 7.5% for the three months ended March 31, 2004. The decrease was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of total revenue per facility compared to the prior year. During the three months ended March 31, 2005 and 2004, we relocated and/or expanded one and seven facilities, respectively.

We expect office occupancy expense in dollars to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue remained at 6.1% for the three months ended March 31, 2005 and 2004.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of total revenue increased to 3.5% for the three months ended March 31, 2005 from 2.8% for the three months ended March 31, 2004. The increase in general corporate expenses was primarily due to costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, new hires at our corporate office, and increases in our incentive compensation plan.

Depreciation

Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue increased to 2.2% for the three months ended March 31, 2005 from 2.1% for the three months ended March 31, 2004. The increase was the result of our February 2005 platform affiliation.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense as a percentage of total revenue remained at 1.6% for the three months ended March 31, 2005 and 2004. The increase in amortization expense associated with our February 2005 platform affiliation was offset by same market revenue growth of our existing affiliated dental group practices.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations, acquisitions and existing affiliation contingent payments.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Earnings from Operations

Earnings from operations increased 18.7% to $4,585,000, or 6.1% of total revenue, for the three months ended March 31, 2005 from $3,863,000, or 5.6% of total revenue, for the three months ended March 31, 2004. Earnings from operations as a percentage of total revenue increased primarily due to increased productivity and facility utilization as a result of higher same market growth rates and improvements in lab fees and dental supplies expenses.

Interest Expense

Net interest expense decreased to $430,000 for the three months ended March 31, 2005 from $465,000 for the three months ended March 31, 2004. The decrease was a result of lower debt levels offset by $47,000 of deferred financing costs written-off as a result of applying EITF 98-4, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements,” related to the amendment to our credit facility in February 2005.

Income Taxes

Our effective tax rate was 39.6% for the three months ended March 31, 2005 and 39.3% for the three months ended March 31, 2004. We anticipate the annual effective tax rate for 2005 to be in the range of 39.5% to 40.5%.

Net Income

Net income increased 21.6% to $2,509,000, or 3.4% of total revenue, for the three months ended March 31, 2005, from $2,064,000, or 3.0% of total revenue, for the three months ended March 31, 2004. Net income as a percentage of total revenue increased primarily due to increased earnings from operations, as discussed above, and reduced borrowing costs.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

For the three months ended March 31, 2005 and 2004, cash provided by operating activities amounted to $4,566,000 and $6,674,000, respectively. For the three months ended March 31, 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses and income taxes payable, partially offset by an increase in receivables due from affiliated dental group practices and other current assets and a decrease in accrued compensation and benefits. The increase in receivables due from affiliated dental group practices, which totaled $2,652,000, was due to an increase in patient receivables balances in addition to several of our affiliated dental groups distributing their accumulated 2004 profits to their doctor partners at our affiliated dental group practices during the quarter. The days sales outstanding for the patient receivables of our affiliated dental group practices decreased to 33 days at March 31, 2005 from 35 days at March 31, 2004 and 34 days at December 31, 2004. For the three months ended March 31, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses and income taxes payable, in addition to a decrease in receivables due from affiliated dental groups, partially offset by an increase in other current assets and a decrease in accrued compensation and benefits.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the three months ended March 31, 2005 and 2004, cash used for investing activities amounted to $5,638,000 and $1,798,000, respectively. Cash used for investing activities during the three months ended March 31, 2005 was primarily used for capital expenditures and payments made as part of affiliations, which were $1,670,000 and $3,968,000, respectively. Capital expenditures for the three months ended March 31, 2005 included costs associated with the relocation and/or expansion of one and seven dental facilities, respectively. Payments made as part of affiliations for the three months ended March 31, 2005 included costs associated with one platform affiliation, one in market affiliation and one earnout payment. Cash used for investing activities during the three months ended March 31, 2004 was primarily used for capital expenditures and payments made as part of affiliations and acquisitions, which were $1,253,000 and $560,000, respectively. We expect that capital expenditures for the remainder of 2005 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the three months ended March 31, 2005, cash generated from financing activities amounted to $2,229,000 as a result of an increase in indebtedness of $1,812,000 and proceeds from the issuance of Common Stock from stock option exercises and under our employee stock purchase plan of $381,000 and $162,000, respectively, off set by payments of debt issuance costs of $126,000 related to our amended credit facility. Cash used for financing activities for the three months ended March 31, 2004 amounted to $4,620,000 as a result of the repayment of indebtedness of $5,210,000, offset by proceeds from the issuance of Common Stock under our employee stock purchase plan and from stock option exercises of $488,000 and $115,000, respectively.

We have a $70,000,000 credit facility that is used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. On February 22, 2005, we amended our credit facility as a result of our improved financial position and to take advantage of favorable credit markets. The amended credit facility matures in February 2008 and the maximum principal amount is $70,000,000, which will be reduced to $65,000,000 in February 2007. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.00% to 1.00% for prime borrowings and 1.00% to 2.00% for LIBOR borrowings. At March 31, 2005, the LIBOR interest rate under the credit facility was approximately 3.96% and the prime interest rate under the credit facility was 5.75%. In addition, we pay a commitment fee which ranges from 0.25% to 0.50% of the average daily balance of the unused line. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. We were in compliance with our covenants as of March 31, 2005. The outstanding balance under this line as of March 31, 2005 was $29,900,000. The unused balance at March 31, 2005 was $40,100,000 and based on borrowing covenants $38,998,000 was available for borrowing.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and common stock as consideration for past affiliations and acquisitions and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our common stock does not maintain sufficient valuation or if potential affiliation or acquisition candidates are unwilling to accept our common stock or subordinated debt as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation and acquisition strategy will be modified. We are constantly evaluating potential affiliations with dental group practices and acquisition of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We believe that cash generated from operations and amounts available under our credit facility will be sufficient to fund our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Any excess cash will be used to reduce indebtedness or to repurchase Common Stock through our previously announced repurchase program, pursuant to which approximately $1,100,000 remains available to repurchase additional shares.

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

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for FASB SFAS No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but April’s announcement amends the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2005 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $299,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2005.

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits (see exhibit index on page 24.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 9, 2005	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer (principal executive officer)

May 9, 2005	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer (principal financial officer)

May 9, 2005	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer (principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners Inc., the Lenders Named Therein and KeyBank National Association as Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.2	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between the Subsidiaries of American Dental Partners Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.3	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners Inc. and its subsidiaries and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.4	Written description of the Company’s Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer