Form 10-Q
period 2005-06-30
AMERICAN DENTAL PARTNERS INC
filed 2005-08-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock, $0.01 par value, outstanding as of August 5, 2005 was 8,006,586.

AMERICAN DENTAL PARTNERS, INC.

FORM 10-Q

QUARTERLY REPORT

JUNE 30, 2005

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,677	$1,378
Receivables due from affiliated dental group practices	15,322	13,539
Inventories	1,886	1,789
Prepaid expenses and other current assets	3,071	3,597
Deferred income taxes	1,274	1,271

Total current assets	24,230	21,574

Property and equipment, net	40,855	39,252

Non-current assets:
Goodwill	5,095	5,095
Intangible assets, net	90,325	87,425
Other assets	890	801

Total non-current assets	96,310	93,321

Total assets	$161,395	$154,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,202	$7,506
Accrued compensation and benefits	6,208	5,678
Accrued expenses	6,466	10,169
Current maturities of debt	141	527

Total current liabilities	21,017	23,880

Non-current liabilities:
Long-term debt	30,331	28,014
Deferred income taxes	15,945	14,840
Other liabilities	240	206

Total non-current liabilities	46,516	43,060

Total liabilities	67,533	66,940

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 8,562,875 and 8,467,587 shares issued and 7,980,375 and 7,885,087 shares outstanding at June 30, 2005 and December 31, 2004, respectively	86	85
Additional paid-in capital	54,814	53,623
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	42,836	37,373

Total stockholders’ equity	93,862	87,207

Total liabilities and stockholders’ equity	$161,395	$154,147

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$49,427	$45,044	$97,572	$89,108
Operating expenses:
Salaries and benefits	20,595	19,189	40,977	38,462
Lab fees and dental supplies	7,976	7,205	15,610	14,360
Office occupancy expenses	5,498	5,181	11,028	10,345
Other operating expenses	4,565	4,165	9,127	8,324
General corporate expenses	2,602	2,492	5,200	4,424
Depreciation expense	1,669	1,479	3,314	2,915
Amortization of intangible assets	1,242	1,103	2,451	2,185

Total operating expenses	44,147	40,814	87,707	81,015

Earnings from operations	5,280	4,230	9,865	8,093
Interest expense	392	392	822	857

Earnings before income taxes	4,888	3,838	9,043	7,236
Income taxes	1,934	1,519	3,580	2,853

Net earnings	$2,954	$2,319	$5,463	$4,383

Net earnings per common share:
Basic	$0.37	$0.31	$0.69	$0.59

Diluted	$0.35	$0.29	$0.65	$0.55

Weighted average common shares outstanding:
Basic	7,973	7,537	7,943	7,464

Diluted	8,423	8,057	8,390	7,961

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$5,463	$4,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,314	2,915
Amortization of intangible assets	2,451	2,185
Tax benefit on issuance of common stock for exercise of stock options	537	1,188
Other amortization	142	113
Loss (gain) on disposal of property and equipment	1	(15)
Changes in assets and liabilities, net of affiliations:
Receivables due from affiliated dental group practices	(1,802)	1,849
Other current assets	(273)	(343)
Accounts payable and accrued expenses	1,263	853
Accrued compensation and benefits	509	(201)
Income taxes payable and receivable, net	862	35
Other, net	(23)	89

Net cash provided by operating activities	12,444	13,051

Cash flows from investing activities:
Acquisitions and affiliations, net of cash acquired	(4,436)	(2,238)
Capital expenditures, net	(4,161)	(2,797)
Contingent and deferred payments	(4,848)	(130)
Proceeds from the sale of property and equipment	—	15
Payment of acquisition and affiliation costs	(109)	(81)

Net cash used for investing activities	(13,554)	(5,231)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	3,150	(8,425)
Principal repayments of debt	(1,219)	(642)
Common stock issued for the employee stock purchase plan	162	115
Proceeds from issuance of common stock for exercise of stock options	492	1,068
Payment of debt issuance costs	(176)	(19)

Net cash provided by (used for) financing activities	2,409	(7,903)

Increase(Decrease) in cash and cash equivalents	1,299	(83)
Cash and cash equivalents at beginning of period	1,378	1,895

Cash and cash equivalents at end of period	$2,677	$1,812

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$668	$802

Cash paid during the period for income taxes, net	$2,178	$1,655

Affiliations:
Assets acquired	$4,963	$2,389
Liabilities assumed and issued	(527)	(151)

Net cash paid in affiliation transactions	$4,436	$2,238

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

(2) Basis of Presentation

The interim consolidated financial statements include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company has determined that none of its existing service agreements meets the requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not control, nor own any financial interests in, its affiliated dental group practices. Accordingly, the financial statements of the affiliated dental group practices are not consolidated with those of the Company.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2004 interim consolidated financial statements to conform to the current period presentation.

(3) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet date and the recorded amounts of revenue and expenses during the reporting period. Material estimates which may be subject to fluctuation in the near term relate principally to the collectibility of amounts due from affiliated dental groups, the value of goodwill and other intangible assets, as well as estimated losses on claims below insurance retention levels. The amounts ultimately realized could differ materially from the recorded amounts in the accompanying consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Service Agreements and Intangible Assets

Intangible assets consisted of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2005
Service agreements	$118,355	$(28,192)	$90,163
Customer relationships	205	(43)	162

Total intangible assets	$118,560	$(28,235)	$90,325

December 31, 2004
Service agreements	$113,006	$(25,750)	$87,256
Customer relationships	205	(36)	169

Total intangible assets	$113,211	$(25,786)	$87,425

Annual amortization expense for each of the next five fiscal years is approximately $4,975,000. The weighted average amortization period for Service Agreements and Customer Relationships is 24.5 and 15.0 years, respectively.

Management has elected to perform the required annual goodwill impairment test on the last day of the last fiscal quarter, and on an interim basis for both goodwill and intangible assets if events or circumstances suggest that the assets may be impaired. For the six months ended June 30, 2005, no impairment charges were recorded.

(5) Stock Option Plans

The Company maintains stock-based compensation plans, which are described more fully in Note 12 to the consolidated financial statements in the 2004 Annual Report filed on Form 10-K. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the following table provides the pro forma disclosures of net earnings and earnings per share as if the fair value recognition provisions of SFAS No. 123 (amounts in thousands, except per share amounts), as amended by SFAS No 148, had been applied:

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$2,954	$2,319	$5,463	$4,383
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(295)	(262)	(499)	(469)

Pro forma net earnings	$2,659	$2,057	$4,964	$3,914

Earnings per share:
Basic, as reported	$0.37	$0.31	$0.69	$0.59

Basic, pro forma	$0.33	$0.27	$0.62	$0.52

Diluted, as reported	$0.35	$0.29	$0.65	$0.55

Diluted, pro forma	$0.31	$0.26	$0.59	$0.49

(6) Net Revenue

The Company’s net revenue includes management fees earned pursuant to the terms of the service agreements, as well as reimbursement of clinic expenses paid on behalf of affiliated dental group practices. Additionally, net revenue includes fees from dental laboratory services and for professional services rendered to dental benefit providers. Net revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Business service fees	$12,517	$11,099	$24,387	$21,530

Reimbursement of expenses:
Salaries and benefits	16,907	15,569	33,625	31,117
Lab and dental supplies	8,550	7,677	16,706	15,168
Office occupancy expenses	5,080	4,786	10,178	9,533
Other operating expenses	3,645	3,352	7,299	6,688
Depreciation expense	1,449	1,254	2,868	2,470

Total reimbursement of expenses	35,631	32,638	70,676	64,976

Business services provided to affiliated dental group practices	48,148	43,737	95,063	86,506
Revenue related to arrangement of the provision of care to patients, dental laboratory fees and other	1,279	1,307	2,509	2,602

Net revenue	$49,427	$45,044	$97,572	$89,108

Net revenue from the Company’s service agreements with Park Dental and Forward Dental accounted for approximately 31% and 13%, respectively, of consolidated net revenue for the three and six month periods ended June 30, 2005 compared to 32% and 13%, respectively, for the three and six month periods ended June 30, 2004. No other service agreement or customer accounted for more than 10% of consolidated net revenue during the periods presented.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Earnings Per Share

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

The components of basic and diluted earnings per share computations for the three and six months ended June 30 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,954	$2,319	$5,463	$4,383

Weighted average common shares outstanding	7,973	7,537	7,943	7,464

Net earnings per share	$0.37	$0.31	$0.69	$0.59

Diluted Earnings Per Share:
Net earning available to common stockholders	$2,954	$2,319	$5,463	$4,383

Weighted average common shares to outstanding	7,973	7,537	7,943	7,464
Add: Dilutive effect of options (1)	450	520	447	497

Weighted average common shares as adjusted	8,423	8,057	8,390	7,961

Net earnings per share	$0.35	$0.29	$0.65	$0.55

(1)	For the three and six month periods ended June 30, 2005 and 2004, there were no options excluded from the computation of diluted earnings per share.

(8) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the Company’s affiliated dental group practices. Improvis has been designed to include expanded clinical, managerial, and financial capabilities and is currently being tested at selected practice locations. As of June 30, 2005, the Company has recorded aggregate capitalized software costs amounting to $1,178,000 in connection with this project. These costs will be amortized over ten years, beginning when the first development phase is complete, currently anticipated to be during the third quarter of 2005.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(unaudited)

(9) Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment” the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements. We expect to adopt SFAS No. 123 (R) beginning on January 1, 2006, but have not yet determined the effect this pronouncement will have on our financial condition and results of operations.

(10) Subsequent Event

On July 1, 2005, the Company affiliated with Dental Associates of Rochester, a two location multi-specialty dental group practice, for aggregate consideration of approximately $5,370,000. Dental Associates of Rochester will become part of the Company’s existing affiliate, Western New York Dental Group.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated dental group practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated dental group practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

American Dental Partners, Inc. (“ADPI”, collectively “we”, “us”, or “our”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We acquire selected assets of the dental practices with which we affiliate and enter into long-term service agreements with the affiliated dental group practices or professional corporations (“PC”). We provide all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental group practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2005 we were affiliated with 19 dental group practices, comprising 416 dentists practicing in 181 locations in 18 states.

Service Agreements and Affiliations

When we affiliate with a dental group practice or professional corporation (the “PC”), we enter into a long-term service agreement and acquire, from the affiliated dental group practice, selected assets necessary for us to administer the non-clinical aspects of their dental operations under the terms of the service agreement. The PC is responsible for providing dental care. Each of our service agreements is for an initial term of 40 years. We are constantly evaluating potential affiliations with dental group practices that would expand our markets, as well as possible acquisitions of companies that would broaden our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

Revenue Overview

Our Net Revenue

Our consolidated net revenue includes management fees earned by us pursuant to the terms of the service agreements, as well as reimbursement of clinic expenses paid by us on behalf of our affiliated dental group practices. Additionally, our net revenue includes fees from dental laboratory services and for professional services rendered to dental benefit providers.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the three and six months ended June 30, 2005 and 2004 our net revenue consisted of the following: (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Business service fees	$12,517	$11,099	$24,387	$21,530
Reimbursement of expenses	35,631	32,638	70,676	64,976

Net revenue earned under service agreements	48,148	43,737	95,063	86,506
Other revenue	1,279	1,307	2,509	2,602

Net revenue	$49,427	$45,044	$97,572	$89,108

For additional information on components of our net revenue, see Note 6 of “Notes to Interim Consolidated Financial Statements.”

Adjusted Gross Revenue of the Affiliated Dental Group Practices

Although we do not control, nor own any equity interests in, the affiliated dental group practices or PCs and, accordingly, do not consolidate their financial statements with ours, we believe it is important to understand the revenue of the affiliated dental group practices. The affiliated dental group practices generate revenue from patients and dental benefit providers under fee-for-service, preferred provider organizations (“PPO”) plans and capitated managed care plans. The affiliated dental group practices record revenue at their established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at their adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. After collection of fees from patients and insurers for the provision of dental care and reimbursement of expenses and payment of fees to us, the amounts retained by the affiliated dental group practices are used for compensation of dentists and in certain states where the affiliated dental group practices must employ dental hygienists and/or dental assistants, compensation of such non-dentist employees. The following table sets forth for the three and six months ended June 30, 2005 and 2004 the amounts paid to us under our service agreements, the amounts retained by the affiliated dental group practices and the adjusted gross revenue generated by the affiliated dental group practices from patients and dental benefit providers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue earned under service agreements	$48,148	$43,737	$95,063	$86,506
Addback: Amounts retained by affiliated dental group practices	27,673	25,145	54,300	49,724

Adjusted gross revenue - affiliated dental group practices	$75,821	$68,882	$149,363	$136,230

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We are in discussion with representatives of PDG, P.A., the affiliated dental group practice of Park Dental, our Minnesota affiliate, regarding Park Dental’s 2005 operating plan, which has not been finalized, and organizational issues. We have had progress in recent discussions and hope to have these matters finalized in the near future.

While payor mix varies from market to market, the following table sets forth for the six months ended June 30, 2005 and 2004, the aggregate payor mix percentages of our affiliated dental group practices:

	Six Months Ended June 30,
	2005	2004
Fee-for-service	34%	38%
PPO plans	48%	41%
Capitated managed care plans	18%	21%

Results of Operations

Net Revenue

Net revenue increased 9.7% to $49,427,000 for the three months ended June 30, 2005 from $45,044,000 for the three months ended June 30, 2004 and increased 9.5% to $97,572,000 for the six months ended June 30, 2005 from $89,108,000 for the six months ended June 30, 2004 The increase was attributable to same market net revenue growth from our affiliated dental group practices which was 8% for the three and six months ended June 30, 2005, and incremental net revenue earned from our platform affiliation completed in February 2005, offset by a decrease in other revenue. The decrease in other revenue is primarily attributable to a decrease in dental laboratory fees earned from non-affiliates as a result of an increasing percentage of fees being earned from our affiliated dental groups.

Although we do not control, nor own any equity interests in, our affiliated dental group practices, we believe that it is more meaningful to analyze our revenue, expenses and margins in terms of total revenue, which includes the adjusted gross revenue of our affiliated dental group practices, the fees we receive from dental benefit providers related to the arrangement of the provision of care to patients and our dental laboratory fees. Total revenue and adjusted gross revenue are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”), but our expenses and business services fees are incurred or earned in support of the adjusted gross revenue of our affiliated dental group practices, which is an indicator of the general financial condition and performance of our dental affiliates. We use these and other non-GAAP financial measures to analyze operating trends and to help manage our business.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the three and six months ended June 30, 2005 and 2004 the components of total revenue, a reconciliation of the total revenue to our consolidated net revenue and the percentage of net revenue and total revenue for items in our consolidated statements of income (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Amount	% of Net Revenue	% of Total Revenue	Amount	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$75,821		98.3%	$68,882		98.1%
Other revenue	1,279		1.7	1,307		1.9

Total revenue	77,100		100.0	70,189		100.0
Amounts retained by affiliated dental group practices	27,673		35.9	25,145		35.8

Net revenue	49,427	100.0%	64.1	45,044	100.0%	64.2
Salaries and benefits	20,595	41.7	26.7	19,189	42.6	27.3
Lab fees and dental supplies	7,976	16.1	10.3	7,205	16.0	10.3
Office occupancy	5,498	11.1	7.1	5,181	11.5	7.4
Other operating expenses	4,565	9.2	5.9	4,165	9.2	5.9
General corporate expenses	2,602	5.3	3.4	2,492	5.5	3.6
Depreciation expense	1,669	3.4	2.2	1,479	3.3	2.1
Amortization of intangible assets	1,242	2.5	1.6	1,103	2.4	1.6

Total operating expenses	44,147	89.3	57.3	40,814	90.6	58.1

Earnings from operations	5,280	10.7	6.8	4,230	9.4	6.0
Interest expense, net	392	0.8	0.5	392	0.9	0.6

Earnings before income taxes	4,888	9.9	6.3	3,838	8.5	5.5
Income taxes	1,934	3.9	2.5	1,519	3.4	2.2

Net earnings	$2,954	6.0%	3.8%	$2,319	5.1%	3.3%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Amount	% of Net Revenue	% of Total Revenue	Amount	% of Net Revenue	% of Total Revenue
Adjusted gross revenue - affiliated dental group practices	$149,363		98.3%	$136,230		98.1%
Other revenue	2,509		1.7	2,602		1.9

Total revenue	151,872		100.0	138,832		100.0
Amounts retained by affiliated dental group practices	54,300		35.8	49,724		35.8

Net revenue	97,572	100.0%	64.2	89,108	100.0%	64.2
Salaries and benefits	40,977	42.0	27.0	38,462	43.2	27.7
Lab fees and dental supplies	15,610	16.0	10.3	14,360	16.1	10.3
Office occupancy	11,028	11.3	7.3	10,345	11.6	7.5
Other operating expenses	9,127	9.4	6.0	8,324	9.3	6.0
General corporate expenses	5,200	5.3	3.4	4,424	5.0	3.2
Depreciation expense	3,314	3.4	2.2	2,915	3.3	2.1
Amortization of intangible assets	2,451	2.5	1.6	2,185	2.5	1.6

Total operating expenses	87,707	89.9	57.8	81,015	90.9	58.4

Earnings from operations	9,865	10.1	6.5	8,093	9.1	5.8
Interest expense, net	822	0.8	0.5	857	1.0	0.6

Earnings before income taxes	9,043	9.3	6.0	7,236	8.1	5.2
Income taxes	3,580	3.7	2.4	2,853	3.2	2.1

Net earnings	$5,463	5.6%	3.6%	$4,383	4.9%	3.2%

Total revenue increased 9.8% to $77,100,000 for the three months ended June 30, 2005 from $70,189,000 for the three months ended June 30, 2004. The increase was primarily the result of growth at our existing affiliated dental group practices along with incremental growth in adjusted gross revenue from our February 2005 platform affiliation. Same market affiliate adjusted gross revenue growth was 7.0% for the three and six months ended June 30, 2005. Same market affiliate adjusted gross revenue excludes affiliations that occurred after January 1, 2005. Other revenue, which includes professional fees for services rendered to dental benefit providers and dental laboratory fees, decreased 2.1% to $1,279,000 from $1,307,000, and decreased 3.6% to $2,509,000 from $2,602,000 for the three and six months ended June 30, 2005 and 2004, respectively, as a result of an increasing percentage of

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

our laboratory fees being generated from our affiliated dental groups. For the three and six months periods ended June 30, 2005, 68.9% of our laboratory fees were generated from our affiliated dental groups. For the three and six months ended June 30, 2004, 62.3% and 60.5%, respectively, of our laboratory fees were generated from our affiliated dental groups.

Amounts retained by affiliated dental group practices increased 10.1% to $27,673,000, for the three months ended June 30, 2005 from $25,145,000 for the three months ended June 30, 2004 and 9.2% to $54,300,000 for the six months ended June 30, 2005 from $49,724,000 for the six months ended June 30, 2004. As a percentage of their adjusted gross revenue, amounts retained by affiliated dental group practices remained at 36.5% for the three months ended June 30, 2005 consistent with the three months ended June 30, 2004. For the six months ended June 30, 2005 amounts retained by affiliated dental group practices decreased to 36.4% from 36.5% for the six months ended June 30, 2004. The decrease as a percentage of adjusted gross revenue is mainly attributable to lower profitability levels at the affiliated dental group practices.

The following table reconciles for the three and six months ended June 30, 2005 and 2004, same market affiliate adjusted gross revenue growth and amounts retained by affiliated dental group practices, to our net revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Growth	2005	2004	% Growth
Adjusted gross revenue - affiliated dental group practices:
Dental groups affiliated with the Company in both periods of comparison	$73,496	$68,882	6.7%	$145,555	$136,230	6.8%
Dental groups that completed affiliations with the Company during periods of comparison	2,325	—	—	3,808	—	—

Total adjusted gross revenue - affiliated dental group practices	75,821	68,882	10.1%	149,363	136,230	9.6%
Other revenue	1,279	1,307	-2.1%	2,509	2,602	-3.6%

Total revenue	77,100	70,189	9.8%	151,872	138,832	9.4%
Amounts retained by affiliated dental group practices	27,673	25,145	10.1%	54,300	49,724	9.2%

Net revenue	$49,427	$45,044	9.7%	$97,572	$89,108	9.5%

Salaries and Benefits

Salaries and benefits expense includes costs of personnel working in the dental facilities, dental laboratories and local and regional management as well as certain contractual expenses related to the arrangement of the provision of care to patients. We generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants of our affiliates. The local and regional operating management teams supervise and support the staff at the dental facilities.

Salaries and benefits expense as a percentage of total revenue decreased to 26.7% for the three months ended June 30, 2005 from 27.3% for the three months ended June 30, 2004 and decreased to 26.9% for the six months ended June 30, 2005 from 27.7% for the six months ended June 30, 2004. The decreases were primarily a combination of the current year impact of our February 2005 platform affiliation where the affiliated dental group practice is required to employ the dental hygienists and dental assistants, rather than us, as well as staff productivity increases at our existing affiliated dental groups.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of total revenue remained constant at 10.3% for the three and six months ended June 30, 2005 and 2004.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

Office occupancy expense as a percentage of total revenue decreased to 7.1% for the three months ended June 30, 2005 from 7.4% for the three months ended June 30, 2004 and decreased to 7.3% for the six months ended June 30, 2005 from 7.5% for the six months ended June 30, 2004. The decreases were primarily attributable to higher utilization of our dental facilities as evidenced by higher levels of total revenue per facility compared to the prior year periods. During the six months ended June 30, 2005, we had one denovo facility, four relocations and eight expansions.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of total revenue was 5.9% for the three months ended June 30, 2005 and 2004 and was 6.0% for the six months ended June 30, 2005 and 2004.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of total revenue, decreased to 3.4% for the three months ended June 30, 2005 from 3.5% for the three months ended June 30, 2004. This was primarily a result of an increase in total revenue between the periods, in addition to a decrease in travel expenses, offset by increased salary and benefit costs at our corporate office attributed to new hires and increases in our incentive compensation plan. For the six months ended June 30, 2005 expenses increased to 3.4% from 3.2% for the same period in 2004, principally as a result of compliance costs relating to Section 404 of the Sarbanes-Oxley Act of 2002, new hires at our corporate office and increases in our incentive compensation plan.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of total revenue increased to 2.2% for the three and six months ended June 30, 2005 from 2.1% for the three and six months ended June 30, 2004. The increase was primarily due to an increase in capital expenditures related to dental facility expansions and relocations, and to a lesser extent, the impact of equipment acquired during our February 2005 platform affiliation.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than total revenue.

Amortization of Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of total revenue remained constant at 1.6% for the three and six months ended June 30, 2005 and 2004. Amortization expense increased due to our February 2005 affiliation and the impact of contingent consideration recorded as of December 31, 2004, offset by a corresponding increase in the total revenues reported by our affiliated dental groups.

Amortization of intangible assets could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations, acquisitions and existing affiliation contingent payments.

Earnings from Operations

Earnings from operations increased 24.8% to $5,280,000, or 6.8% of total revenue, for the three months ended June 30, 2005 from $4,230,000, or 6.0% of total revenue, for the three months ended June 30, 2004. For the six months ended June 30, 2005, earnings from operations increased 21.9% to $9,865,000 from $8,093,000 for the same period in 2004. The increase as a percentage of total revenue is primarily the result of staff productivity increases and improved facility utilization as a result of the same market growth rates being achieved by our affiliated dental group practices.

Interest Expense

Net interest expense amounted to $392,000 for the three months ended June 30, 2005 and 2004, lower overall borrowings during the second quarter of 2005 were offset by an increase in borrowing costs. For the six months ended June 30, 2005 and 2004, net interest expense amounted to $822,000 and $857,000, respectively, a decrease of 4.1%, primarily as a result of higher overall borrowings during the first half of 2004.

Income Taxes

Our effective tax rate was 39.6% for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, our effective tax rate was 39.6% and 39.4%, respectively. We anticipate the annual effective tax rate for 2005 to be in the range of 39.5% to 40.5%.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Earnings

As a result of the foregoing, net earnings increased 27.4% to $2,954,000, or 3.8% of total revenue, for the three months ended June 30, 2005, from $2,319,000, or 3.3% of total revenue, for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income increased 24.6% to $5,463,000, or 3.6% of total revenue, from $4,383,000, or 3.2% of total revenue for the same period in 2004.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, from sales of equity securities, borrowings under our revolving line of credit and cash generated from operations.

For the six months ended June 30, 2005 and 2004, cash provided by operating activities amounted to $12,444,000 and $13,051,000, respectively. Cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued expenses, including accrued compensation and benefits and income taxes payable, offset by a decrease in amounts collected from our affiliated dental group practices compared with the same period in 2004. At our affiliated dental group practices, days sales outstanding for their patient receivable balances decreased to 34 days at June 30, 2005 from 35 days at June 30, 2004. For the six months ended June 30, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, income taxes payable, and amounts collected from affiliated dental group practices, offset by a decrease in accrued compensation and benefits, as well as an increase in other current assets.

For the six months ended June 30, 2005, cash used for investing activities amounted to $13,554,000 compared with $5,231,000 for the same period in 2004. The increase is principally due to capital expenditures made during 2005 of $4,161,000, as well as amounts paid in connection with 2005 affiliations of $4,545,000, and a contingent payment of $4,798,000 that had been recorded in 2004 and subsequently paid in 2005. Cash used for investing activities during the six months ended June 30, 2004 was primarily used for capital expenditures and payments made as part of affiliations, which were $2,797,000 and $2,449,000, respectively. We anticipate capital expenditures for the remainder of 2005 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the six months ended June 30, 2005, cash generated from financing activities amounted to $2,409,000 as a result of an increase in borrowings during the period and aggregate proceeds from the exercise of stock options and employee stock plan purchases amounting to $654,000 offset by repayments of subordinated debt of $1,219,000, and debt issuance costs of $176,000 related to our amended credit facility. Cash used for financing activities for the six months ended June 30, 2004 amounted to $7,903,000 as a result of the repayment of indebtedness of $9,086,000, including related costs, offset by aggregate proceeds from the exercise of stock options and employee stock plan purchases of $1,183,000.

We have a $70,000,000 revolving credit facility that is used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. On February 22, 2005, we amended our credit facility as a result of our improved financial position and to take advantage of favorable credit markets. The amended credit facility matures in February 2008 and the maximum principal amount is $70,000,000, which will be reduced to $65,000,000 in February 2007. Borrowings under the credit facility bear interest at either prime plus a margin ranging from 0.0% to 1.0% or LIBOR plus a margin ranging from 1.0% to 2.0%, at our option. Current margins are based upon our leverage ratios at the end of the preceding quarter. At June 30, 2005, the LIBOR interest rate under the credit facility was approximately 4.63% and the prime interest rate under the credit facility was 6.0%. In addition,

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

we pay a commitment fee which ranges from 0.25% to 0.50% of the average daily balance of the unused line. Borrowings are limited based on an availability formula, as defined in the agreement, the credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the agreement. We were in compliance with our covenants as of June 30, 2005. The outstanding balance under this line as of June 30, 2005 was $30,100,000. The unused balance at June 30, 2005 was $39,900,000 and based on borrowing covenants $38,879,000 was available for borrowing.

During the six months ended June 30, 2005 we made additional principal payments on our subordinated debt, primarily to take advantage of the lower borrowing costs associated with our revolving credit facility.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and common stock as consideration for past affiliations and acquisitions and plan to use these sources in the future. In recent years, the consideration paid has consisted of cash and subordinated debt. In the event that our common stock does not maintain sufficient valuation or if potential affiliation or acquisition candidates are unwilling to accept our common stock or subordinated debt as consideration, we will continue to use cash flow from operations and our revolving credit facility for future affiliations and acquisitions. In addition, if sufficient financing is not available on terms acceptable to us, our affiliation and acquisition strategy will be modified. We are constantly evaluating potential affiliations with dental group practices and acquisition of companies that would expand our markets and broaden our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved during each of the past two years.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill, other intangible assets and insurance liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Dental Group Practices

The carrying amount of receivables due from affiliated dental group practices requires management to assess the collectibility of our business fees. Our fees are dependent on the economic viability of the affiliated dental group practices based on actual and expected future financial performance including collectibility of the affiliated dental group practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The affiliated dental group practices record revenue at their established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at adjusted gross revenue. Contractual adjustments represent the difference between gross billable charges at their established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated dental group practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated dental group practices’ patient receivables would be required which may impact the collectibility of our receivables due from affiliated dental group practices. To date we have not recorded any losses related to our receivables due from affiliated dental group practices.

Service Agreements and Intangible Assets

Our affiliation transactions typically result in recognition of a service agreement intangible asset which affects the amount of future period amortization expense and potential impairment charges that we may incur. The determination of the value of intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

As part of each affiliation, we determine the amount of intangible assets related to the transaction. In doing so, we ascertain the fair value of the assets acquired and liabilities assumed. In determining fair value, we review the balance sheet of the acquired company to ensure the reasonableness of the balances, including the collectibility of receivables, value of inventory on hand, replacement value and depreciable lives of property and equipment and appropriate level of accrued liabilities. In determining the amount of intangible assets related to customer relationships as part of an acquisition, we estimate future discounted cash flows based on many factors, including historical and projected revenue streams and operating margins and customer attrition rates. If the facts and circumstances change indicating that the fair value of tangible net assets or intangible assets should change, future period results could be impacted.

For definite-lived intangible assets related to service agreements, we evaluate the amortization period based on the facts and circumstances of each individual affiliation. Our evaluation includes reviewing historical and projected operating results, contracts the affiliated dental group practice has with dental benefit plan providers, customer and patient stability and market presence in the geographic area that we are entering, along with other relevant factors. The initial amortization period for definite-lived intangibles is generally 15 to 25 years. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Concluded)

(unaudited)

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

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment” the adoption of a new rule that amended the compliance date for FASB SFAS No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but April’s announcement amends the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements. We expect to adopt SFAS No. 123 (R) beginning on January 1, 2006, but have not yet determined the effect this pronouncement will have on our financial condition and results of operation.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION (Continued)

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.00% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The annual pre-tax earnings and cash flow impact for each one percentage point change in interest rates would be approximately $301,000 based upon the amounts outstanding at June 30, 2005 under our variable rate revolving credit facility. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 26, 2005. At the meeting, the individuals listed below were elected to our Board of Directors for a term expiring in 2008. The table below indicates the votes for and votes withheld for such nominee:

Name	Votes For	Votes Withheld
James T. Kelly	7,110,778	472,882
Martin J. Mannion	7,090,381	493,279

Robert E. Hunter, D.M.D, Gerard M. Moufflet, Derril W. Reeves, and Gregory A. Serrao also serve on our Board of Directors for terms which continue after the annual meeting.

At our annual meeting of shareholders, the shareholders also approved, by the vote shown in the table below, the adoption of the 2005 Equity Incentive Plan and reservation of 450,000 shares of common stock for issuance under such plan.

	Shares	% of Total
Votes for	5,875,633	77%
Votes against	970,424	13
Abstain	50	0
Broker non-vote	737,553	10

	7,583,660	100%

At our annual meeting of shareholders, the shareholders also approved, by the vote shown in the table below, the adoption of the 2005 Directors Stock Option Plan and reservation of 150,000 shares of common stock for issuance under such plan.

	Shares	% of Total
Votes for	5,927,001	78%
Votes against	914,906	12
Abstain	4,200	0
Broker non-vote	737,553	10

	7,583,660	100%

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits (see exhibit index on page 25.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 9, 2005	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 9, 2005	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 9, 2005	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Written description of the Company’s Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

10.2	Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.3	Amended 2005 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 18, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer