Form 10-Q
period 2005-09-30
AMERICAN DENTAL PARTNERS INC
filed 2005-11-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

Commission File Number: 0-23363

AMERICAN DENTAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3297858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Edgewater Drive, Suite 285

Wakefield, Massachusetts 01880

(Address of principal executive offices, including zip code)

(781) 224-0880

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 12,230,153 shares outstanding of the issuer’s Common Stock, $0.01 par value, at November 4, 2005.

AMERICAN DENTAL PARTNERS, INC.

FORM 10-Q

QUARTERLY REPORT

SEPTEMBER 30, 2005

(*)	The financial information at December 31, 2004 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial information is unaudited.

AMERICAN DENTAL PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,497	$1,378
Receivables due from affiliated dental group practices	15,260	13,539
Inventories	2,064	1,789
Prepaid expenses and other current assets	3,247	3,597
Deferred tax asset	1,274	1,271

Total current assets	23,342	21,574

Property and equipment, net	44,247	39,252

Non-current assets:
Goodwill	5,095	5,095
Service agreements and other intangible assets, net	96,605	87,425
Other assets	847	801

Total non-current assets	102,547	93,321

Total assets	$170,136	$154,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,314	$7,506
Accrued compensation and benefits	5,914	5,678
Accrued expenses	6,876	10,169
Current maturities of debt	123	527

Total current liabilities	21,227	23,880

Non-current liabilities:
Long-term debt	35,739	28,014
Deferred tax liability	15,945	14,840
Other liabilities	249	206

Total non-current liabilities	51,933	43,060

Total liabilities	73,160	66,940

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,633,803 and 12,405,520 shares issued and 12,051,303 and 11,823,020 shares outstanding at September 30, 2005 and December 31, 2004, respectively	126	124
Additional paid-in capital	55,700	53,584
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Retained earnings	45,024	37,373

Total stockholders’ equity	96,976	87,207

Total liabilities and stockholders’ equity	$170,136	$154,147

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$49,573	$44,640	$147,145	$133,748
Operating expenses:
Salaries and benefits	21,496	19,444	62,473	57,906
Lab fees and dental supplies	7,957	7,125	23,567	21,485
Office occupancy expenses	5,962	5,287	16,990	15,632
Other operating expenses	4,808	4,278	13,935	12,602
General corporate expenses	2,137	2,234	7,337	6,658
Depreciation expense	1,805	1,485	5,119	4,400
Amortization of intangible assets	1,306	1,107	3,757	3,292

Total operating expenses	45,471	40,960	133,178	121,975

Earnings from operations	4,102	3,680	13,967	11,773
Interest expense	477	386	1,299	1,243

Earnings before income taxes	3,625	3,294	12,668	10,530
Income taxes	1,437	1,301	5,017	4,154

Net earnings	$2,188	$1,993	$7,651	$6,376

Net earnings per common share:
Basic	$0.18	$0.17	$0.64	$0.57

Diluted	$0.17	$0.16	$0.60	$0.53

Weighted average common shares outstanding:
Basic	12,021	11,452	11,951	11,282

Diluted	12,784	12,195	12,654	12,029

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$7,651	$6,376
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,119	4,400
Amortization of service agreements and other intangible assets	3,757	3,292
Tax benefit realized upon exercise of stock options	892	1,644
Other amortization	181	169
Loss on disposal of property and equipment	59	15
Changes in assets and liabilities, net of affiliations:
Receivables due from affiliated dental group practices	(1,681)	2,098
Other current assets	(81)	(73)
Accounts payable and accrued expenses	1,719	1,211
Accrued compensation and benefits	68	1,325
Income taxes payable and receivable, net	541	101
Other, net	(8)	99

Net cash provided by operating activities	18,217	20,657

Cash flows from investing activities:
Cash paid for affiliation transactions, net of cash acquired	(13,641)	(2,588)
Capital expenditures, net	(7,783)	(4,708)
Contingent and deferred payments	(4,848)	(163)
Proceeds from the sale of property and equipment	—	34
Payment of affiliation costs	(196)	(81)

Net cash used for investing activities	(26,468)	(7,506)

Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	8,600	(11,225)
Principal repayments of debt	(1,279)	(1,374)
Proceeds from common stock issued under Employee Stock Purchase Plan	364	263
Proceeds from common stock issued upon exercise of stock options	861	1,198
Payment of debt issuance costs	(176)	(19)

Net cash provided by (used for) financing activities	8,370	(11,157)

Increase in cash and cash equivalents	119	1,994
Cash and cash equivalents at beginning of period	1,378	1,895

Cash and cash equivalents at end of period	$1,497	$3,889

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net	$1,097	$1,199

Cash paid during the period for income taxes, net	$3,584	$2,444

Affiliations:
Assets acquired	$14,523	$2,739
Liabilities assumed	(882)	(151)

Net cash paid for affiliation transactions	$13,641	$2,588

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

(2) Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that the provisions of its existing service agreements do not require the Company to consolidate the financial statements of the affiliated dental group practices. Specifically, the Company does not control, nor own any financial interests in, the affiliated dental group practices and does not have a variable interest in such entities as the primary beneficiary.

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

(3) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet date and the recorded amounts of revenue and expenses during the reporting period. Estimates which may be subject to fluctuation in the near term relate principally to the collectibility of amounts due from affiliated dental groups, the value of intangible assets, as well as estimated losses on claims below insurance retention levels. The amounts ultimately realized could differ materially from the recorded amounts in the accompanying consolidated financial statements.

(4) Recent Affiliations

During the third quarter, the Company completed affiliations with four dental practices that joined existing affiliates. Aggregate consideration paid in connection with these transactions amounted to approximately $9,560,000 in cash and assumed liabilities. These practices, with combined annual patient revenue of approximately $14.9 million, became subject to the Company’s existing service agreements with Western New York Dental Group, Riverside Dental Group, Redwood Dental Group, and Longhorn Dental Associates and are expected to add approximately $8.7 million to the Company’s net revenue annually. The terms of one affiliation provide for a future payment contingent upon earnings growth exceeding an amount specified in the agreement, payable in 2007, with no limitation on the amount. Additionally, one affiliation provides for a future payment of up to $50,000 contingent upon future financial performance, as defined in the agreement.

In connection with these affiliations, the Company recorded approximately $7,587,245 of intangible assets relating to its service agreement with the affiliated dental group practices, with a weighted average amortization period of 25 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(5) Service Agreements and Other Intangible Assets

Intangible assets consisted of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2005
Service agreements	$125,942	$(29,496)	$96,446
Customer relationships	205	(46)	159

	$126,147	$(29,542)	$96,605

December 31, 2004
Service agreements	$113,006	$(25,750)	$87,256
Customer relationships	205	(36)	169

	$113,211	$(25,786)	$87,425

Annual amortization expense for each of the next five fiscal years is approximately $5,200,000. The weighted average amortization period for service agreements and customer relationships is 24.5 years and 15.0 years, respectively.

Management has elected to perform the required annual goodwill impairment test on the last day of the last fiscal quarter, and on an interim basis for both goodwill and intangible assets if events or circumstances suggest that the assets may be impaired. For the nine months ended September 30, 2005, no impairment charges were recorded.

(6) Stock Dividend

On September 8, 2005, the Board of Directors approved a three-for-two split of the Company’s common stock, effected in the form of a 50% stock dividend payable October 14, 2005 to stockholders of record as of September 20, 2005. The Company issued 4,017,067 shares of common stock in connection with this transaction and recorded a charge to additional paid in capital equal to the par value of shares issued. The accompanying consolidated financial statements and earnings per share data have been restated to reflect this stock split for all periods presented.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Stock Option Plans

The Company maintains stock-based compensation plans, which are described more fully in Note 12 to the consolidated financial statements in the 2004 Annual Report filed on Form 10-K. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Beginning on January 1, 2006, the Company will adopt SFAS No. 123(R) “Share-based Payment” and apply the required fair value methodology to all stock option and equity award plans. (See “Recent Accounting Pronouncements”)

The following table provides the pro forma disclosures of net earnings and earnings per share as if the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands except per share amounts)
Net earnings, as reported	$2,188	$1,993	$7,651	$6,376
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(158)	(187)	(581)	(632)

Pro forma net earnings	$2,030	$1,806	$7,070	$5,744

Earnings per share:
Basic, as reported	$0.18	$0.17	$0.64	$0.57

Basic, pro forma	$0.17	$0.16	$0.59	$0.51

Diluted, as reported	$0.17	$0.16	$0.60	$0.53

Diluted, pro forma	$0.16	$0.15	$0.56	$0.48

(8) Net Revenue

The Company’s net revenue includes management fees earned pursuant to the terms of the service agreements, as well as reimbursement of clinic expenses paid on behalf of the affiliated dental group practices. Additionally, net revenue includes fees from dental laboratory services and for professional services rendered to dental benefit providers.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three and nine month periods ended September 30, 2005 and 2004, net revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Business service fees	$11,164	$10,413	$35,552	$31,945

Reimbursement of expenses:
Salaries and benefits	17,762	15,789	51,386	46,906
Lab and dental supplies	8,464	7,608	25,170	22,775
Office occupancy expenses	5,516	4,877	15,693	14,410
Other operating expenses	3,896	3,438	11,196	10,125
Depreciation expense	1,561	1,249	4,429	3,720

Total reimbursement of expenses	37,199	32,961	107,874	97,936

Revenue earned under service agreements	48,363	43,374	143,426	129,881
Other revenue	1,210	1,266	3,719	3,867

Net revenue	$49,573	$44,640	$147,145	$133,748

Net revenue from the Company’s service agreements with Park Dental and Forward Dental accounted for approximately 30% and 13%, respectively, of the Company’s net revenue for the three and nine months ended September 30, 2005. No other affiliated dental group accounted for more than 10% of total revenue.

(9) Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options using the “treasury stock” method. The computation of diluted earnings per share does not include the effect of outstanding stock options that would be anti-dilutive. The number of shares used in the basic and diluted earnings per share computation and the basic and diluted earnings per share amounts have been retroactively restated to reflect the recent stock split in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128. The components of basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,188	$1,993	$7,651	$6,376

Weighted average common shares outstanding	12,021	11,452	11,951	11,282

Net earnings per share	$0.18	$0.17	$0.64	$0.57

Diluted Earnings Per Share:
Net earning available to common stockholders	$2,188	$1,993	$7,651	$6,376

Weighted average common shares outstanding	12,021	11,452	11,951	11,282
Add: Dilutive effect of options (1)	763	743	703	747

Weighted average common shares as adjusted	12,784	12,195	12,654	12,029

Net earnings per share	$0.17	$0.16	$0.60	$0.53

(1)	For the three and nine month periods ended September 30, 2005 and 2004, there were no anti-dilutive options excluded from the computation of diluted earnings per share.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(unaudited)

(10) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the Company’s affiliated dental group practices. Improvis has been designed to include expanded clinical, managerial, and financial capabilities and is currently being tested at selected practice locations. As of September 30, 2005, the Company has recorded aggregate capitalized software costs amounting to $1,315,000 in connection with this project, of which $898,000 relates to the first development phase. Costs relating to the first development phase will be amortized over ten years, beginning in the fourth quarter of 2005.

(11) Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements. On January 1, 2006, the Company will adopt SFAS No. 123 (R) and apply the required fair value measurement methodology to all new option plan awards, as well as any nonvested awards granted prior to January 1, 2006, using the modified prospective method. Management estimates that compensation expense amounting to approximately $623,000, net of tax, will be recognized in 2006 based upon options outstanding at September 30, 2005. Management anticipates additional expense in 2006 relating to stock options expected to be granted during 2006, but this amount cannot be currently estimated.

(12) Subsequent Event

On October 7, 2005, the Company affiliated with a multi-specialty dental practice which joined an existing affiliate for a cash payment of $1,450,000, the assumption of certain liabilities, and a future payment contingent upon financial performance, up to a maximum of $200,000. This practice location, with approximately $1.6 million in annual patient revenue, became subject to the Company’s existing service agreement with Greater Maryland Dental Partners, and is expected to add approximately $1 million to the Company’s net revenue annually.

AMERICAN DENTAL PARTNERS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

American Dental Partners, Inc. (“ADPI”, collectively “we”, “us”, or “our”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We acquire selected assets of the dental practices with which we affiliate and enter into long-term service agreements with the affiliated dental group practices or professional corporations (“PC”). We provide all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated dental group practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2005 we were affiliated with 19 dental group practices, comprising 432 dentists practicing in 185 locations in 18 states.

Service Agreements and Affiliations

When affiliating with a dental group, we acquire certain of its assets and simultaneously enter into a long-term Service Agreement with the affiliated dental group practice, usually a professional corporation (“PC”). Under the terms of our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The PC is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We are constantly evaluating potential affiliations with dental group practices that would expand our markets, as well as possible acquisitions of companies that would broaden our business capabilities. We anticipate the number of new affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years.

During the third quarter, the Company completed affiliations with four dental practices that joined existing affiliates. Aggregate consideration paid in connection with these transactions amounted to approximately $9,560,000 in cash and assumed liabilities. These practices, with combined annual patient revenue of approximately $14.9 million, became subject to the Company’s existing service agreements with Western New York Dental Group, Riverside Dental Group, Redwood Dental Group, and Longhorn Dental Associates and are expected to add approximately $8.7 million to our net revenue annually. The terms of one affiliation provide for a future payment contingent upon earnings growth exceeding an amount specified in the agreement, payable in 2007, with no limitation on the amount. Additionally, one affiliation provides for a future payment of up to $50,000 contingent upon future financial performance, as defined in the agreement.

In connection with these affiliations, the Company recorded approximately $7,587,245 of intangible assets relating to its service agreement with the affiliated dental group practices, with a weighted average amortization period of 25 years.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Revenue Overview

Our Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements, as well as reimbursement of clinic expenses paid by us on behalf of the affiliated dental group practices. Additionally, our net revenue includes fees from dental laboratory services and for professional services rendered to dental benefit providers.

For the three and nine months ended September 30, 2005 and 2004 our net revenue consisted of the following: (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reimbursement of expenses	$37,199	$32,961	$107,874	$97,936
Business service fees	11,164	10,413	35,552	31,945

Net revenue earned under service agreements	48,363	43,374	143,426	129,881
Other revenue	1,210	1,266	3,719	3,867

Net revenue	$49,573	$44,640	$147,145	$133,748

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

As part of our objective of being the leading provider of services to dental group practices, we are continually expanding our resources and capabilities, including vertical integration of ancillary dental activities. We work with and receive fees from dental benefit providers on behalf of dentists to arrange programs for the provision of care to

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

their patients. In 2003, we acquired two dental laboratories to expand our procurement capabilities. Although both activities earn revenue from dental practices not affiliated with us, we expect that the growth of both of these activities will come primarily from the growth of our affiliated dental group practices.

For additional information on components of our net revenue, see Note 8 of “Notes to Interim Consolidated Financial Statements.”

Patient Revenue of the Affiliated Dental Group Practices

Although we do not control, nor own any equity interests in, the affiliated dental group practices or professional corporations (“PCs”) and, accordingly, do not consolidate their financial statements with ours, we believe it is important to understand their revenue. Most of the operating expenses incurred by us are on behalf of the affiliated dental group practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated dental group practices. As used in this discussion, “patient revenue” represents revenue reported by the affiliated dental group practices earned from the provision of dental care to their patients. Patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue.

The affiliated dental group practices generate revenue from treating patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated dental group practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix of the affiliated dental group practices for the nine months ended September 30, 2005 was 32% fee-for service, 49% PPO plans, and 19% capitated managed care plans.

After collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by the affiliated dental group practices for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by the affiliated dental group practices. The following table sets forth for the three and nine months ended September 30, 2005 and 2004, the patient revenue of the affiliated dental group practices, the amounts due to us under service agreements, and amounts retained for compensation of dentists and other clinical staff, where applicable (in thousands):

	Three Months Ended September 30,		% Growth	Nine Months Ended September 30,		% Growth
	2005	2004		2005	2004
Patient revenue - affiliated dental group practices:
Platform dental groups affiliated with us in both periods of comparison	$74,454	$68,265	9.1%	$220,009	$204,495	7.6%
Platform dental groups that affiliated with us during periods of comparison	2,289	—	—	6,097	—	—

Total patient revenue	76,743	68,265	12.4%	226,106	204,495	10.6%
Amounts due to us under service agreements	48,363	43,374	11.5%	143,426	129,881	10.4%

Amounts retained by affiliated dental group practices	$28,380	$24,891	14.0%	$82,680	$74,614	10.8%

Same market patient revenue growth was 9.1% and 7.6%, respectively, for the three and nine months ended September 30, 2005. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2005, and for the current quarter, was comprised of a 4.3% increase in provider hours, a 2.5% improvement in provider productivity and the remainder to improved reimbursement rates received from dental benefit insurers. Additionally, patient revenue for the current quarter was negatively impacted by an estimated $400,000 to $600,000 due to the effects of hurricanes in the southern part of the United States.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amounts retained by affiliated dental group practices increased 14% to $28,380,000, for the three months ended September 30, 2005 from $24,891,000 for the three months ended September 30, 2004 and 11% to $82,680,000 for the nine months ended September 30, 2005 from $74,614,000 for the nine months ended September 30, 2004. As a percentage of their patient revenue, amounts retained by affiliated dental group practices increased to 37.0% for the three months ended September 30, 2005, compared to 36.5% from the three months ended September 30, 2004. For the nine months ended September 30, 2005 amounts retained by affiliated dental group practices increased to 36.6%, compared to 36.5% for the nine months ended September 30, 2004. This increase is due to our affiliations with Premier Dental Partners and Dental Associates of Rochester, completed over the past year, in which the affiliated dental group practices employ the dental hygienists and dental assistants.

Results of Operations

During the third quarter, our results of operations were negatively impacted by hurricanes in the southern part of the United States. Many of the affiliates with practices in the affected areas experienced practice closures, scheduling disruptions and productivity declines. Hurricane Katrina caused our Louisiana affiliate, Lakeside Dental Care, to close its largest practice located in Metairie from August 29, 2005 through October 14, 2005. We sustained limited physical damage to our facilities in the region, and at the time of the filing of this Form 10-Q, all the affiliated dental group practices have resumed operations. In support of relief efforts, we continued to compensate our employees while the practices were closed. We estimate the negative impact to our net revenue was between $275,000 and $400,000, but we have not yet determined to what extent, if any, our business interruption insurance coverage will offset these losses.

The following tables set forth our net revenue and results of operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$49,573	100.0%	$44,640	100.0%	11.1%
Salaries and benefits	21,496	43.4	19,444	43.6	10.6
Lab fees and dental supplies	7,957	16.1	7,125	16.0	11.7
Office occupancy	5,962	12.0	5,287	11.8	12.8
Other operating expenses	4,808	9.7	4,278	9.6	12.4
General corporate expenses	2,137	4.3	2,234	5.0	-4.3
Depreciation expense	1,805	3.6	1,485	3.3	21.5
Amortization of intangible assets	1,306	2.6	1,107	2.5	18.0

Total operating expenses	45,471	91.7	40,960	91.8	11.0

Earnings from operations	4,102	8.3	3,680	8.2	11.5
Interest expense, net	477	1.0	386	0.9	23.6

Earnings before income taxes	3,625	7.3	3,294	7.4	10.0
Income taxes	1,437	2.9	1,301	2.9	10.5

Net income	$2,188	4.4%	$1,993	4.5%	9.8%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$147,145	100.0%	$133,748	100.0%	10.0%
Salaries and benefits	62,473	42.5	57,906	43.3	7.9
Lab fees and dental supplies	23,567	16.0	21,485	16.1	9.7
Office occupancy	16,990	11.5	15,632	11.7	8.7
Other operating expenses	13,935	9.5	12,602	9.4	10.6
General corporate expenses	7,337	5.0	6,658	5.0	10.2
Depreciation expense	5,119	3.5	4,400	3.3	16.3
Amortization of intangible assets	3,757	2.6	3,292	2.5	14.1

Total operating expenses	133,178	90.5	121,975	91.2	9.2

Earnings from operations	13,967	9.5	11,773	8.8	18.6
Interest expense, net	1,299	0.9	1,243	0.9	4.5

Earnings before income taxes	12,668	8.6	10,530	7.9	20.3
Income taxes	5,017	3.4	4,154	3.1	20.8

Net income	$7,651	5.2%	$6,376	4.8%	20.0%

Net Revenue

Net revenue increased 11.1% to $49,573,000 for the three months ended September 30, 2005 from $44,640,000 for the three months ended September 30, 2004 and increased 10.0% to $147,145,000 for the nine months ended September 30, 2005 from $133,748,000 for the nine months ended September 30, 2004. The increase was attributable to same market net revenue growth from our affiliated dental group practices of 9.1% and 7.6% for the three and nine months ended September 30, 2005 and 2004, respectively. In addition, incremental net revenue earned from our platform affiliation completed in February 2005 was offset by a decrease in other revenue. The decrease in other revenue is primarily attributable to a decrease in dental laboratory fees earned from non-affiliates as a result of an increasing percentage of fees being earned from our affiliated dental groups. For the three months and nine months ended September 30, 2005, 69.5% and 68.7% of our dental laboratory fees were generated from the affiliated dental groups, respectively, compared to 65.6% and 62.3% for the comparable periods in 2004.

Net revenue from the Company’s service agreements with Park Dental and Forward Dental accounted for approximately 30% and 13%, respectively, of net revenue for the three and nine months ended September 30, 2005. No other service agreement or customer accounted for more than 10% of consolidated net revenue during the periods presented.

Salaries and Benefits

Salaries and benefits expense includes costs of personnel working for us in the dental facilities, dental laboratories and local and regional management as well as certain contractual expenses related to the arrangement of the provision of care to patients. We generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants of our affiliates. The local and regional operating management teams supervise and support the staff at the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 43.4% for the three months ended September 30, 2005 from 43.6% for the three months ended September 30, 2004 and decreased to 42.5% for the nine months ended September 30, 2005 from 43.3% for the nine months ended September 30, 2004. The decreases are due to a number of affiliations, including Premier Dental Partners and Dental Associates of Rochester, completed over the past year in which the affiliated dental group practices employ the dental hygienists and dental assistants rather than us.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the patient volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased to 16.1% of net revenue for the three months ended September 30, 2005 from 16.0% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, lab fees and dental supplies decreased to 16.0% of net revenue from 16.1% for the nine months ended September 30, 2004.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional administrative offices. Such costs vary based on the size of each facility and the market rental rate for dental office space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.0% for the three months ended September 30, 2005 from 11.8% for the three months ended September 30, 2004. The increase is primarily attributable to the four facilities associated with new affiliations, the relocation of two facilities and the expansion of three facilities during the quarter, as well as the negative impact on net revenue relating to the hurricanes.

For the nine months ended September 30, 2005 office occupancy decreased to 11.5% of net revenue from 11.7% for the nine months ended September 30, 2004. The decrease was primarily attributable to higher utilization of our dental facilities as evidenced by higher levels of net revenue per facility compared to the prior year. During the nine months ended September 30, 2005, we relocated five facilities and expanded eight facilities.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. For the three months ended September 30, 2005 other operating expenses as a percentage of net revenue increased to 9.7% from 9.6% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 other operating expenses increased to 9.5% of net revenue from 9.4% in the comparable period in 2004. The increases are due to an increase in repairs and maintenance costs associated with dental equipment, professional fees and other general and administrative expenses.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue, decreased to 4.3% for the three months ended September 30, 2005 from 5.0% for the three months ended September 30, 2004. The decrease was primarily due to a reduction in the Company’s incentive compensation plan as a result of the quarter’s financial results. For the nine months ended September 30, 2005 and 2004 expenses remained constant at 5.0%.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense includes charges related to leasehold improvements and furniture, fixtures and equipment used to operate the dental facilities, lab facility, local and regional management offices and our corporate office. Depreciation expense as a percentage of net revenue increased to 3.6% for the three months ended September 30, 2005 from 3.3% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, depreciation expense increased to 3.5% from 3.3% of net revenue, respectively. The increases were primarily due to an increase in capital expenditures, and to a lesser extent, the impact of assets acquired in connection with affiliations.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase at a rate greater than net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of net revenue increased to 2.6% from 2.5% for the three and nine months ended September 30, 2005 and 2004, respectively. Amortization expense increased due to the impact of contingent consideration earned by an affiliate in December 2004, our February 2005 platform affiliation, as well as the four in-market affiliations during the current quarter.

Amortization expense could increase in the future as a result of definite lived intangibles recorded in connection with future affiliations, as well as contingent payments in connection with existing affiliations.

Earnings from Operations

Earnings from operations increased 11.5% to $4,102,000, or 8.3% of net revenue, for the three months ended September 30, 2005 from $3,680,000, or 8.2% of net revenue, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, earnings from operations increased 18.6% to $13,967,000 from $11,773,000 for the same period in 2004. Earnings from operations growth and margin improvement for the three months ended September 30, 2005 was less than that of the nine months ended September 30, 2005 due to the impact of hurricanes during the quarter and the fact that our third quarter is historically our seasonally weakest.

Interest Expense

Net interest expense as a percentage of net revenue for the three months ended September 30, 2005 and 2004 increased to 1.0% from 0.9%, respectively. The increase was principally due to an increase in LIBOR borrowing rates, and to a lesser extent increased borrowings. At September 30, 2005 and 2004, LIBOR interest rates were 3.8% and 1.75%, respectively. For the nine months ended September 30, 2005 and 2004, interest expense as a percentage of net revenue remained constant at 0.9%. See “Liquidity and Capital Resources.”

Income Taxes

Our effective tax rate was 39.6% for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, our effective tax rate was 39.5% and 39.4%, respectively. We anticipate the annual effective tax rate for 2005 to be in the range of 39.5% to 40.5%.

Net Earnings

Net earnings increased 9.8% to $2,188,000, or 4.4% of net revenue, for the three months ended September 30, 2005, from $1,993,000, or 4.5% of net revenue, for the three months ended September 30, 2004. The decrease as a percent of net revenue was due to an increase in interest rates. For the nine months ended September 30, 2005, net earnings increased 20.0% to $7,651,000, or 5.2% of net revenue, from $6,376,000, or 4.8% of net revenue for the same period in 2004. This increase is due to increased earnings from operations somewhat offset by a slightly higher tax rate.

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

For the nine months ended September 30, 2005 and 2004, cash provided by operating activities amounted to $18,217,000 and $20,657,000, respectively. Cash from operations decreased in comparison to 2004 primarily due to three factors. Receivables due from affiliated dental group practices increased $1,681,000. Although days sales outstanding (“DSO”) for the affiliated dental group practices’ patient receivable balances decreased to 34 days at September 30, 2005 from 35 days at September 30, 2004, the improvement was not as substantial as prior years. The timing of our payroll cycles relative to the current quarter-end resulted in a decrease of approximately $1,300,000 in cash flow when compared to 2004. In addition, our tax benefit realized from the exercise of employee stock options was $752,000 less than in the same period 2004. For the nine months ended September 30, 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in amounts collected from affiliated dental group practices, accrued compensation and benefits, accounts payable, income taxes payable, and offset by an increase in other current assets.

For the nine months ended September 30, 2005 cash used for investing activities amounted to $26,468,000 compared with $7,506,000 for the same period in 2004. The increase is principally due to amounts paid in connection with eight affiliations completed during 2005 of $13,837,000, as well as capital expenditures in 2005 of $7,783,000 and a contingent payment of $4,790,000 that had been recorded in 2004 and subsequently paid in 2005. Cash used for investing activities during the nine months ended September 30, 2004 was primarily used for capital expenditures and payments made as part of affiliations, which were $4,708,000 and $2,669,000, respectively. We anticipate capital expenditures for 2005 to be higher than in past years due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the nine months ended September 30, 2005, cash generated from financing activities amounted to $8,370,000 as a result of an increase in borrowings of $8,600,000 and aggregate proceeds of $1,225,000 from the exercise of stock options and employee stock plan purchases, offset by repayments of subordinated debt of $1,279,000, and debt issuance costs of $176,000. We used these proceeds to fund our affiliations and working capital. Cash used for financing activities for the nine months ended September 30, 2004 amounted to $11,157,000 as a result of the repayment of indebtedness of $12,599,000 and $19,000 of debt issuance costs, offset by aggregate proceeds from the exercise of stock options and employee stock plan purchases of $1,461,000.

We have a $70,000,000 revolving credit facility that is used for general corporate purposes, including working capital, affiliations and capital expenditures. On February 22, 2005, we amended our credit facility as a result of our improved financial position and to take advantage of favorable credit markets. The amended credit facility matures in February 2008 and the maximum principal amount is $70,000,000, which will be reduced to $65,000,000 in February 2007. Borrowings under the credit facility bear interest at either prime plus a margin ranging from 0.0% to 1.0% or LIBOR plus a margin ranging from 1.0% to 2.0%, at our option. Current margins are based upon our leverage ratios at the end of the preceding quarter. At September 30, 2005, the interest rate under the credit facility for LIBOR borrowings was approximately 4.8%, and 6.75% for borrowings based on prime. In addition, we pay a commitment fee which ranges from 0.25% to 0.50% of the average daily balance of the unused line. Borrowings are limited based on an availability formula, as defined in the agreement. The credit facility is collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the agreement. We were in compliance with our covenants as of September 30, 2005. The outstanding balance under this line as of September 30, 2005 was $35,550,000. The unused balance at September 30, 2005 was $34,450,000 and based on borrowing covenants $33,489,000 was available for borrowing.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, subordinated debt and common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We will continue to use cash flow from operations and our revolving credit facility for future affiliations. In addition, if sufficient financing is not available as needed on terms acceptable to us, our affiliation strategy will be modified. We are constantly evaluating potential affiliations with dental group practices that would expand our markets and acquisitions of companies that would broaden our business capabilities. We anticipate the number of new affiliations or possible acquisitions over the next twelve months could be greater than we have achieved during each of the past two years.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated dental group practices, goodwill, other intangible assets and insurance liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Dental Group Practices

The Company’s carrying amount of receivables due from affiliated dental group practices requires management to assess the collectability of our business fees. Our fees are dependent on the economic viability of the affiliated dental group practices based on actual and expected future financial performance including collectibility of the affiliated dental group practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

The affiliated dental group practices record revenue at their established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent established rates negotiated pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated dental group practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated dental group practices’ patient receivables would be required which may impact the collectibility of our receivables due from affiliated dental group practices. To date we have not recorded any losses related to our receivables due from affiliated dental group practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Concluded)

(unaudited)

Service Agreements and Intangible Assets

Our affiliations with dental group practices are not business combinations, and as such, do not result in recognition of goodwill. These affiliation transactions typically result in recognition of definite-lived intangible assets classified as service agreements. The fair value of these service agreements may affect the amount of future period amortization expense and possible impairment charges that we may incur. Determining the fair value of these service agreements requires us to make estimates and assumptions that affect our consolidated financial statements.

Our affiliations are negotiated in arms-length transactions and the ultimate consideration paid by us represents the fair values of the service agreement and any acquired assets. In determining the fair value of a service agreement recognized in connection with an affiliation, we estimate the timing, amount and value of future expected cash flows based on our cost of capital. Future expected cash flows are impacted by many factors, including historical and projected revenue, payor mix, provider turnover, market presence and operating margins of the dental group practices. The fair value of the tangible assets acquired, primarily equipment and leasehold improvements, is determined by the condition of the assets and their expected useful lives.

We estimate the amortization period of our service agreements based on the facts and circumstances of each individual affiliation. Although these long-term agreements generally have contractual terms of 40 years, the initial amortization period is typically 25 years. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

We perform an impairment test on definite-lived intangibles when facts and circumstances exist which would suggest that the asset may be impaired.

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

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” the adoption of a new rule that amended the compliance date for SFAS No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. The Company will continue to provide the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123” in the Notes to Interim Consolidated Financial Statements. On January 1, 2006, the Company will adopt SFAS No. 123 (R) and apply the required fair value measurement methodology to all new option plan awards, as well as any nonvested awards granted prior to January 1, 2006, using the modified prospective method. Management estimates that compensation expense amounting to approximately $623,000, net of tax, will be recognized in 2006 based upon options outstanding at September 30, 2005. Management anticipates additional expense in 2006 relating to stock options expected to be granted in 2006, but this amount cannot be currently estimated.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION (Concluded)

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.0% to 2.0% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The annual pre-tax earnings and cash flow impact for each one percentage point change in interest rates would be approximately $356,000 based upon the amounts outstanding at September 30, 2005 under our variable rate revolving credit facility. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2005.

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

AMERICAN DENTAL PARTNERS, INC.

November 9, 2005	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

November 9, 2005	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

November 9, 2005	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Second Amendment to Amended and Restated Service Agreement with PDG, P.A. dated August 10, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 16, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer