Form 10-K
period 2005-12-31
AMERICAN DENTAL PARTNERS INC
filed 2006-03-10
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the Nasdaq National Market System, on June 30, 2005, amounted to $127,417,041. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,275,918 shares outstanding of the issuer’s Common Stock, $0.01 par value, at March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, contracts its affiliated practices have with third-party payors and the impact of any terminations or potential terminations of such contracts, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, dependence upon affiliated dental practices, dependence upon service agreements, outcome of pending litigation, and government regulation of the dental industry. Additional risks, uncertainties and other factors are described in Item 1A.

PART I

As used in this Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “us” and “our” refer to American Dental Partners, Inc. and its wholly-owned subsidiaries. The term “practice” or “dental group practice” refers to a dentist-owned professional corporation, professional association or service corporation which is responsible for providing dental care to patients. An “affiliated practice” or an “affiliated dental practice” is a professional corporation, professional association or service corporation which is not owned by us that has entered into a long-term service agreement with us. An “affiliated dental group” is comprised of an affiliated practice and a Company-owned service company entity which have entered into a long-term service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market.

ITEM 1.	BUSINESS

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2005, we were affiliated with 19 dental group practices, comprising 435 full-time equivalent dentists practicing in 187 dental facilities in 18 states. We were incorporated in Delaware in 1995.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2004 reaching $82 billion in 2004, and are expected to be approximately $167 billion by 2015, representing a 7% annual growth rate from 2004 to 2015. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

•	increased enrollment in dental benefits plans, particularly preferred provider organization (“PPO”) plans, and to a lesser extent, dental referral plans;

•	increased demand for dental care as a result of the aging population and a greater percentage of the population retaining its dentition; and

•	increased demand for aesthetic dental procedures as a result of an increasing awareness of personal appearance and the development of new dental materials and procedures which address these desires.

We believe that this growth will benefit not only dentists, but companies that provide services to the dental care industry, including dental management service organizations. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association (“ADA”), in 2003, approximately 63% of the 160,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice, however, fell from 31% in 1989 to 18% in 2003 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as a solo practitioner as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2003 graduated with an average of $192,000 of debt and 39% were female. Group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2004, approximately 83% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 17% of practicing dentists.

Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third-party payors for dental care. These third-party payors offer indemnity insurance plans, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist charges a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under dental referral plans, full reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some level of reimbursement is provided by the payor to the participating dentist. We categorize dental referral plans as PPO plans.

The National Association of Dental Plans (“NADP”) and the Delta Dental Plans Association (“DDPA”) estimated that 159 million people, or 55% of the population of the United States, were covered by some form of dental benefit plan in 2004. This compares with 133 million people, or 52% of the population, in 1996. Of the 159 million people with coverage, 52% were covered by PPO plans, 29% by indemnity insurance plans, 12% by capitated managed care plans and 7% by dental referral plans. The NADP and DDPA estimate that nearly 166 million people will be enrolled in a dental benefit plan in 2007. The number of people covered by PPO plans increased from 21 million in 1996 to 82 million in 2004 and is estimated to increase to 111 million people in 2007, a 16% annual growth rate.

Business Objective and Strategy

Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources and support to each affiliated practice so that each may become the market leading, high quality dental provider in its community. We believe the core attributes of a leading dental group include the following: (i) a common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities, (v) advanced information systems and (vi) a qualified local management team with well-defined responsibilities and accountability.

In executing our strategy, we provide or assist the affiliated practices with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully, we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary activities. As an example, in 2005 we introduced dentalpaymentplan, a private-label patient financing program developed in partnership with a leading national bank. This program provides the affiliated practices the opportunity to offer patient financing alternatives which make treatment plans more affordable.

We believe that successful execution of our strategy will result in growth from the following areas: (i) assisting affiliated practices to increase their community presence, (ii) affiliating with dental group practices in new communities and (iii) adding additional capabilities or resources to our service offering through the acquisition or development of related businesses. Our objective is to help the affiliated practices grow their patient revenue 8 to 10% annually and to supplement our growth through completion of additional affiliations in new communities. We are constantly evaluating potential affiliations with dental group practices that would expand our business, as well as possible acquisitions of companies that would broaden our business capabilities. Although we have completed many successful practice affiliations and business acquisitions, there can be no assurance that additional affiliation or acquisition candidates can be identified or that they can be consummated or successfully integrated into our operations.

Affiliation Philosophy

We believe that dental care is an important part of an individual’s overall health care. Because the practitioner is best qualified to manage the clinical aspects of dentistry, the provision of dental care must be centered around the dentist. However, current market trends in health care are increasing the complexity of operating a dental group practice. In addition, the principals of many dental group practices are reaching retirement age and are beginning to investigate means for transitioning the non-clinical leadership and management of their dental group practices. Consequently, many are engaging professional consultants to assist with these complexities and challenges, and in certain instances are choosing to affiliate with dental management service organizations that can manage the non-clinical aspects of dentistry and provide the necessary organizational structure, resources and capital for continued growth and success.

We believe that, similar to other sectors of the health care delivery system, the delivery of dental care is fundamentally a local business. Therefore, each affiliated dental group maintains its local identity and operating philosophy. In each affiliation, we strive to maintain the local culture of the affiliated dental group, and we encourage it to continue using the same name, continue its presence in community events, maintain its relationship with patients and local dental benefit providers and maintain and strengthen the existing management organization.

Our affiliation model is designed to create a partnership in management between the affiliated practice and us that allows each party to maximize its strengths and retain its autonomy. Under our business model, the dentists continue to own their practice and have sole and complete discretion over clinical decision-making while we manage the business aspects of the affiliated practice. Our model is consistent across all affiliated practices and, even where permitted by law, we do not employ practicing dentists.

We believe the core values of a management partnership are shared governance and shared financial objectives, and we have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated practice and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the affiliated dental group, including the affiliated practice and us.

Affiliated Dental Groups

From November 1996 (the date of our first affiliation) through December 31, 2005, we have completed 69 affiliation transactions, which now comprise 19 affiliated dental groups in 18 states. The following table lists our affiliated dental groups as of December 31, 2005.

Affiliated Dental Group	State	Dental Facilities	Operatories (1)	Practice Specialties (2)
				General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prostho- dontics

1st Advantage Dental - New England	Massachusetts/Vermont	6	43	✓

1st Advantage Dental - New York	New York	8	61	✓	✓	✓	✓		✓

American Family Dentistry	Tennessee	8	53	✓			✓

Associated Dental Care Providers (3)	Arizona	9	80	✓			✓

Chestnut Hills Dental	Pennsylvania	8	58	✓		✓	✓		✓

Cumberland Dental (3)	Alabama	3	32	✓		✓	✓		✓

Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓

Forward Dental (3)(4)	Wisconsin	23	233	✓	✓		✓	✓	✓

Greater Maryland Dental Partners	Maryland	5	66	✓	✓	✓	✓	✓	✓

Lakeside Dental Care	Louisiana	2	31	✓			✓		✓

Longhorn Dental Associates (3)	Texas	18	143	✓		✓	✓

Oklahoma Dental Group	Oklahoma	6	50	✓	✓		✓		✓

Orthodontic Care Specialists (3)	Minnesota	19	99				✓

Park Dental (3)	Minnesota	31	327	✓	✓	✓		✓	✓	✓

Premier Dental Partners	Missouri	6	60	✓					✓

Redwood Dental Group	Michigan	6	76	✓			✓		✓

Riverside Dental Group (3)	California	6	116	✓	✓	✓	✓	✓	✓	✓

University Dental Associates (3) (5)	North Carolina	11	97	✓		✓	✓

Western New York Dental Group (3)	New York	11	97	✓			✓	✓	✓

		187	1,761

(1)	An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(2)	Services provided by specialists who are board-certified or board-eligible.
(3)	Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).
(4)	Formerly Wisconsin Dental Group.
(5)	University Dental Associates’ dental residency program is accredited by the American Dental Association.

Operations

Operating Structure

Where permitted by applicable state law, we generally employ the hygienists, dental assistants and administrative staff at each dental facility, but all clinical activities are performed under the supervision of the dentists who are employed by or contracted with an affiliated practice. Each dental facility has a manager who, along with the administrative staff, typically oversees the day-to-day business operations, including facility staffing, patient scheduling, on-site patient billing and ordering office and dental supplies. Each affiliated dental group has a director of operations who oversees all the managers of the dental facilities of a particular affiliated dental group.

Our shared services teams provide administrative and operational support to one or more affiliated dental groups on either a regional or local basis. These teams provide or assist in organizational planning and development; recruiting, hiring and training programs; administering employee benefits and processing payroll; maintaining information systems; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As smaller affiliated dental groups grow in size, they may add local resources to assume some of the support functions provided by shared services teams.

A senior regional operations director is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple communities. Each senior regional operations director participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has oversight responsibilities. The senior regional operations directors are responsible for overseeing the development of annual operating plans and monitoring actual results.

Professional Leadership Forum

We have organized the Professional Leadership Forum to facilitate sharing of information among the affiliated practices. Lead dentists from the affiliated practices participate in the Professional Leadership Forum. The Professional Leadership Forum meets on a national and regional basis each year and provides a forum for dentists to share the best clinical, operational and organizational leadership practices of their respective dental group practices and provides an opportunity to build professional relationships with other dental group practices affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the Professional Leadership Forum to be more open than it may be with other professional dental organizations. While the primary emphasis of the Professional Leadership Forum is on the leadership aspects of dentistry, it also provides our management an opportunity to continue to build and enhance relationships with the affiliated practices.

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as a means for supporting the quality initiatives of the affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with the affiliated dental groups to achieve accreditation. Depending on the level of development and organization, achieving accreditation can take several years of preparation. Currently, nine affiliated dental groups have achieved accreditation status from the AAAHC.

Training and Development

We believe that building a healthy, enduring organization requires a significant investment in the development of people at all levels within the Company and at the affiliated practices. In addition to our on-going programs which focus on service excellence, we launched four new initiatives in 2005, including the American Dental Partners Leadership Institute, the Practice Manager Development Series, dentalpaymentplan and Improvis.

The Leadership Institute provides both personal and professional development by bringing dentists and operations leaders together to develop effective leadership techniques and create motivating environments in the dental facilities. We believe such environments contribute to improved morale, lower staff turnover and higher-productivity.

The Practice Manager Development Series was designed to develop leadership and business management skills needed to manage a successful dental facility effectively and efficiently. Managers from each of the dental facilities participate in this program and discuss leadership and management concepts and skills and share best practices.

In 2005, we launched dentalpaymentplan, a patient financing program. We developed this program in partnership with a leading national bank to allow the affiliated practices to offer patients alternative financing options which make treatment plans more affordable. Because the success of dentalpaymentplan depends largely on the ability of dentists and team members to recognize and communicate the benefits of the program to patients, we provide extended training on this program. By the end of 2006, we anticipate all affiliated practices will offer dentalpaymentplan.

In 2005, we began implementing Improvis, our new practice management system (see “Practice Management Systems”). Improvis incorporates the latest technology available to meet the unique needs of the affiliated dental groups and was designed and developed internally by our information systems design team with input from dentists and members of our operations, systems, finance and training teams. We have developed extensive training materials and programs for the successful implementation and utilization of Improvis.

Payor Relationships and Reimbursement Mix

Although we believe that the clinical philosophy of each affiliated practice should not be compromised by economic decisions, we recognize that the source of payment for services affects operating and financial performance. Generally, we believe it is easier to grow patient revenue within a given community when the payor mix of the affiliated practice is aligned with the payor mix in that community. We help the affiliated practices optimize their revenue by analyzing their payor mix on an ongoing basis, as well as providing assistance with evaluating and negotiating their dental benefit provider contracts for improved reimbursement rates.

We believe it is advantageous to be affiliated with dental group practices that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from capitated managed care plans to PPO plans and dental referral plans, we believe that experience in operating under all of these plans provides an advantage as it relates to increasing community presence. Most of the affiliated practices provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of the affiliated practices for the years ended December 31:

	2005	2004	2003
Fee-for-service	34%	37%	40%
PPO and dental referral plans	48%	43%	37%
Capitated managed care plans	18%	20%	23%

In recent years, many of the affiliated practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans which has resulted in a decrease in capitated managed care plans and an increase in PPO plans. This realignment has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the continued shift in reimbursement mix will not result in the termination of certain third-party payor contracts between the affiliated practices and dental benefit providers that adversely impacts our business, financial condition or results of operations.

Facilities Development and Management

The affiliated practices operate out of dental facilities that in most instances we lease from third-parties under long-term operating leases. Generally, each of our 187 dental facilities is constructed to be warm, attractive and inviting to patients and typically has between eight and ten operatories or treatment rooms, which accommodate general and specialty dentists, hygienists and dental assistants as well as required support staff. Most of the dental facilities are either free-standing locations or are located within a professional office or medical building.

We assist the affiliated dental groups in improving facility utilization by evaluating existing capacity, identifying expansion opportunities and prioritizing facility upgrades, in addition to providing guidance in the site selection process. We acquire or construct each dental facility as appropriate for the local community and add or equip additional operatories to meet increases in demand. During 2005, we introduced a new investment model for developing de novo dental facilities which are smaller and have a significant amount of portable or relocatable equipment and are subject to shorter, more flexible lease terms. We believe this new model will reduce the risk inherent in de novo facility development.

We use architectural design services to improve facility design by working with each affiliated dental group to establish defined facility standards. These standards are developed to meet the needs of each affiliated dental group, while creating a consistency across new dental facilities which shortens the site development process and improves productivity of dentists and support staff.

Financial Planning and Financial Information System

We assist the affiliated dental groups with financial planning. In conjunction with each affiliated practice, we develop an annual operating plan for the affiliated dental group which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved by the joint policy board, we measure the financial performance of each affiliated dental group on a monthly basis and compare actual performance to plan.

Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all affiliated dental groups.

Practice Management Systems

The affiliated dental groups use various dental practice management software systems to facilitate patient scheduling, bill patients and insurance companies, assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been used continuously at Park Dental since 1987 and continuously enhanced by us since 1996. We have converted ten of the affiliated dental groups to Comdent. Four of the affiliated dental groups use Quality Systems, Inc.’s commercially available practice management system, and the remaining four affiliated groups use Improvis.

Since 2002, we have been developing Improvis, a proprietary practice management system intended to replace Comdent. Improvis has been designed to include expanded clinical, managerial and financial capabilities. The first phase of Improvis was completed in October 2005, and we intend to implement the system at each of the affiliated dental groups. As of December 31, 2005, four affiliated dental groups, comprising 30 dental facilities, have been converted and are presently operating on Improvis. We are continuing to enhance Improvis, and we intend to implement Improvis at several more affiliated dental groups in 2006. Future phases of Improvis development will include an electronic dental record, integration with digital radiography, intra/extra-oral digital imaging and an orthodontic practice management module. There can be no assurance, however, that we will successfully implement Improvis at additional dental groups during 2006, that Improvis will function satisfactorily on a large scale and that all phases of the system will be successfully developed.

Orthodontic Care Specialists, an affiliated dental group which exclusively provides orthodontic services, utilizes a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at nine affiliated dental groups which have a significant orthodontics practice. We intend to implement this system at additional affiliated dental groups in 2006.

Service Agreements and Affiliation Structure

We have entered into a service agreement with each affiliated practice pursuant to which we are responsible for managing all administrative, non-clinical aspects of the dental practice. We anticipate that each new dental practice with which we affiliate will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our operating revenue. The termination of one or more of our service agreements could have a material adverse effect on us.

Pursuant to the service agreement, the affiliated practice is solely responsible for all clinical aspects of the dental operations of the affiliated dental group. These clinical aspects include recruiting and hiring dentists, selecting, training and supervising other licensed dental personnel and unlicensed dental assistants, providing dental care, implementing and maintaining quality assurance and peer review programs, setting patient fee schedules, entering into dental benefit plan provider contracts and maintaining professional and comprehensive general liability insurance covering the affiliated practice and each of its dentists. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement also includes non-competition and confidentiality provisions which prohibit the affiliated practice from owning or operating another dental facility, or having any interest in any business which competes with us, within the contractually agreed upon service territory.

Pursuant to the service agreement, we are responsible for providing all services necessary and appropriate for the administration of the non-clinical aspects of the affiliated dental group. These services include assisting with organizational planning and development; providing recruiting, retention and training programs; supporting quality assurance initiatives; providing on-going facilities development and maintenance; administering employee benefits and payroll; procuring supplies and other necessary resources; maintaining necessary information systems; assisting with marketing and payor relations; and providing financial planning, reporting and analysis.

As mandated by the service agreement, we along with each affiliated practice establish a joint policy board which is responsible for developing and implementing management and administrative policies. The joint policy board consists of an equal number of representatives designated by us and the affiliated practice. The joint policy board members designated by the affiliated practice must be licensed dentists currently employed by the practice. The joint policy board’s responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives, and plans for the dental facilities, all annual capital and operating plans, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services, and staffing plans regarding provider and support personnel. The joint policy board also reviews and monitors the financial performance of the affiliated dental group, including the affiliated practice. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the affiliated practice. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships with dental benefit providers, as well as patient fee schedules, although these and all other clinical decisions, as enumerated above, remain the exclusive decision of the affiliated practice through its joint policy board members.

The affiliated practices reimburse us for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for management services provided and capital committed. Under certain service agreements, our service fee consists entirely of a fixed monthly fee determined by agreement between us and the affiliated practice in a formal annual planning process. Under certain service agreements, our service fee consists of a monthly fee equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year. In no event, however, under these service agreements will the total service fee be greater than the affiliated practice’s patient revenue less expenses. Under certain service agreements, our service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement our service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount of the current year. The structure of the service fee, whether compromised of variable, fixed and variable or fixed components, is dependent in part on laws of each state in which we operate. The affiliated practice is also responsible for provider expenses, which generally consist of the salaries, benefits and certain other expenses of the dentists.

Pursuant to the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices. Such funds, as collected, are applied in the following order of priority:

•	reimbursement of expenses incurred by us in connection with the operation and administration of the dental facilities;

•	repayment of advances, if any, made by us to the affiliated practice;

•	payment of monthly service fee to us;

•	payment of provider expenses; and

•	payment of the additional variable service fee, as applicable, to us.

Our service agreements have an initial term of 40 years and automatically renew for successive five-year terms, unless terminated by notice given at least 120 days prior to the end of the initial term or any renewal term. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as dissolution, bankruptcy, liquidation or our failure, which continues through the applicable notice and cure period, to perform material duties and obligations under the service agreement. In the event a service agreement is terminated, the affiliated practice is required to reimburse us for unpaid expenses incurred in connection with the operation and administration of the dental facilities, repay advances and pay us for unpaid service fees. In addition, the affiliated practice may be required, at our option in nearly all instances, to purchase the unamortized balance of intangible assets at the current book value, repurchase equipment and other assets at the greater of fair value or book value and assume our leases and other liabilities related to the terminated service agreement.

Competition

The dental services industry is highly competitive. There are approximately seventeen competing dental management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental management companies are their affiliation models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record and financial soundness. We believe we compete effectively with other companies that provide business services to dental practices with respect to these factors. The dental practices affiliated with us compete with other dental group practices and individual dentists in their respective communities.

Government Regulation

General

The practice of dentistry is highly regulated, and our operations and those of the affiliated practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new states. There can be no assurance that the regulatory environment in which we and the affiliated practices operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and the affiliated practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws. We structure our business and contractual relationships in a manner intended to comply with applicable law, but there can be no assurance that applicable laws will not change and will be interpreted in a manner consistent with our interpretation and intent. In light of this, our service agreements provide that if there is any change in any law, regulation, rule or policy, or any ruling or interpretation by any court or other governing body, that materially and adversely affects, or is reasonably likely to affect, the way in which either party is to perform or be compensated under the service agreement, or which makes the service agreement unlawful, then the parties are obligated to use their best efforts to revise their relationship in a way that complies with the applicable regulatory change or ruling and approximates as closely as possible the economic positions of the parties prior to that change or ruling.

State Regulation

Each state imposes licensing and other requirements on dentists. The laws of almost all states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as American Dental Partners, from practicing dentistry, employing dentists and, in certain circumstances, dental assistants and hygienists, exercising control over the provision of dental services, splitting fees or receiving fees for patient referrals. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or facilities used by a dental practice. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of a dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

There are certain regulatory issues associated with our role in negotiating and administering managed care contracts. To the extent that we or any affiliated practice contracts with third-party payors, including self-insured plans, under a capitated or other arrangement which causes us or such affiliated practice to assume a portion of the financial risk of providing dental care, we or such affiliated practice may become subject to state insurance laws. We and the affiliated practices have various insurance coverages under which we and the affiliated practices are named as insureds and in certain instances have retention levels for which we and the affiliated practices are financially obligated. If we or any affiliated practice is determined to be engaged in the business of insurance, we may be required to change our contractual relationships or seek appropriate licensure. Any regulation of us or the affiliated practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations. In certain circumstances, through our role in negotiating and administering managed care and other provider contracts, plans or arrangements we are also subject to regulation in certain states as an administrator and must ensure that our activities comply with relevant regulation.

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

Federal Regulation

The dental industry is also regulated at the federal level to the extent that dental services are reimbursed under federal programs. Participation by the affiliated practices and their dentists in such programs subjects them, and potentially us, to significant regulation regarding the provision of services to beneficiaries, submission of claims and related matters, including the types of regulations discussed below. Violation of these laws or regulations can result in civil and criminal penalties, including possible exclusion of individuals and entities from participation in federal payment programs.

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

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property-casualty, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve estimates for potential losses below applicable retention levels under certain insurance coverages will be sufficient.

Customers

For the fiscal year ended December 31, 2005, revenue generated from our service agreements with PDG, P.A., the affiliated practice at Park Dental and Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 31% and 13%, respectively, of our consolidated net revenue. The termination of either of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2005, we had 2,197 employees, including 1,012 hygienists and assistants and 1,185 administrative personnel at our dental facilities, shared service centers and our corporate office. We consider our relationship with our employees to be satisfactory. We do not employ dentists nor do we employ hygienists or dental assistants in states where laws prohibit us from doing so. The affiliated practices presently employ 524 hygienists and assistants and employ or contract with 493 dentists, representing 435 full-time equivalent dentists.

Available Information

We make available, free of charge, through our website (www.amdpi.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, all amendments to these reports and other filings with the United States Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after filing. The public can also obtain access to our reports by visiting the SEC Public Reference Room, 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by the SEC’s website at www.sec.gov.

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by the Board of Directors:

Name	Age	Position
Gregory A. Serrao*	43	Chairman, President and Chief Executive Officer
Breht T. Feigh*	39	Executive Vice President - Chief Financial Officer and Treasurer
Michael J. Vaughan*	52	Executive Vice President - Chief Operating Officer
Frank J. D’Allaird, D.D.S.	62	Senior Vice President - Regional Operations
Paul F. Gill	60	Senior Vice President - Regional Operations
Michael J. Kenneally	45	Senior Vice President - Regional Operations
Jesely C. Ruff, D.D.S.	51	Senior Vice President - Chief Professional Officer
Ian H. Brock	36	Vice President - Planning and Investment
Robert A. Duncan	58	Vice President - Information Systems
George R. Sullivan	48	Vice President - Human Resources
Mark W. Vargo*	54	Vice President - Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. (“Cardinal Health”). From 1991 to 1992, Mr. Serrao served as Vice President – Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. where he co-founded its health care investment banking group and specialized in mergers, acquisitions and public equity offerings.

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

Dr. Ruff has served as our Senior Vice President – Chief Professional Officer since February 2005. Dr. Ruff was Vice President – Chief Professional Officer from January 1999 to February 2005 and has chaired our Professional Leadership Forum and its predecessor since January 1997. From 1992 to December 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated practices, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

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

ITEM 1A.	RISK FACTORS

We are dependent on the performance of the affiliated practices for our net revenue

Our net revenue depends primarily on revenue generated by the affiliated practices. We do not employ dentists or control the clinical decisions of the affiliated practices. There can be no assurance that the affiliated practices will maintain successful operations or that any of the key members of a particular affiliated practice will continue practicing with that practice. Availability of dentists, hygienists or assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ. There can be no assurance that these restrictive covenants will remain in effect in all cases, are or will be sufficient to protect the interests of the affiliated practices, or that a court will enforce such agreements. Any material loss of revenue by an affiliated practice, whether due to the loss of existing dentists or the inability to recruit new ones, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the service agreements we have entered into with each of the affiliated practices for substantially all of our revenue. Revenue generated from our service agreements with PDG, P.A., the affiliated dental practice at Park Dental, and with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represent 31% and 13%, respectively of our consolidated net revenue. The termination of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

Any material loss in revenue by one or more affiliated practices would have a material adverse effect on their ability to reimburse us for expenses and to pay our service fees. The failure to receive such amounts could have a material adverse effect on our business, financial condition and results of operations. Furthermore, in the event of a breach of a service agreement by an affiliated practice, there can be no assurance that the remedies available to us under our service agreements would be enforceable or adequate to compensate us for damages as a result of the breach.

The outcome of pending litigation could adversely affect us

Disruption or termination of the service agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. As described in Item 3, PDG, P.A., has filed a lawsuit seeking to void or reform the service agreement related to the Park Dental operations (the “PDG Litigation”). For the year ended December 31, 2005, revenues generated from our service agreement at Park Dental represented 31% of our consolidated revenues. In the PDG Litigation, PDG P.A., alleges, among other things, that the Company’s subsidiary is engaged in the unlawful practice of dentistry, and seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the court. PDG also seeks monetary damages and the return of the name “Park Dental’ to PDG P.A. If the court were to determine that the Service Agreement violates the law, the court could reform the contract to eliminate any violating provisions, void the contract, or order other equitable remedies as the court decides appropriate. The Company cannot determine how the court will rule with respect to claims made in the PDG Litigation. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

Our net revenue may be adversely affected by third-party payor cost containment efforts and capitation arrangements

A significant portion of the payments for dental care that is received by the affiliated practices is paid or reimbursed under insurance programs with third-party payors. Third-party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. Loss of revenue by the affiliated practices caused by third-party payor cost containment efforts could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some third-party payor contracts are capitated arrangements. Under such contracts, the affiliated practice receives a monthly payment based on the number of members for which they provide care and generally receives a co-payment from the patient at the time care is provided. Such payment methods shift a portion of the risk of providing care from the third-party payors to the affiliated practice. To the extent that patients covered by such contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated practice and the costs incurred to provide such care. There can be no assurance that the affiliated practices will be able to negotiate satisfactory third-party payor arrangements. Unfavorable reimbursement arrangements or unfavorable utilization under capitated contracts, as well as termination of such contracts by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment

The dental industry and dental practices are highly regulated at the state and federal levels, as described in “Business-Government Regulation”. Many of these laws and regulations vary widely by state. In addition, these laws and regulations are enforced by federal and state regulatory authorities with broad discretion, and our agreements may be subject to review by these authorities from time to time. For example, regulatory authorities in some states in which we operate have obtained a copy of our service agreement for review in the past, and the North Carolina State Board of Dental Examiners undertook an informal review of our service agreement with our North Carolina affiliated dental group practice pursuant to a new rule regarding management arrangements adopted by that board in 2001. We do not, and do not intend to, control the practice of dentistry by the affiliated practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, there can be no assurance that any review of our business relationships, including our relationship with the affiliated practices, by courts or other regulatory authorities, will not result in determinations that could have a material adverse effect on our operations. Similarly, there can be no assurance that the laws and regulatory environment will not change to restrict or limit the enforceability of our service agreements. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with dental group practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states. We and the affiliated practices have various insurance coverages under which we and the affiliated practices are named as insureds and in certain instances have retention levels for which we and the affiliated practices are financially obligated. To the extent that contracts between third party payors and any affiliated practice or us, including self-insured plans, on a capitated or other basis which causes such affiliated practices or us to assume a portion of the financial risk of providing dental care, we or such affiliated practice may become subject to state insurance laws, in which case the affiliated practice may be required to change the method of payment from third party payors or seek appropriate licensure. If we or any affiliated practice is determined to be engaged in the business of insurance, we may be required to change our contractual relationships or seek appropriate licensure. Any regulation of us or the affiliated practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations.

Our future affiliations may not be successfully integrated or completed on acceptable terms

Our strategy includes expansion through affiliations with dental group practices in new and existing communities and the expansion of such affiliated practices. Affiliations involve numerous risks, including failure to retain key personnel and contracts of the affiliated practices and the inability to work successfully with us as a business partner. There can be no assurance that we will be able to complete additional affiliations on acceptable terms and conditions or that we will be able to serve successfully as a business partner to additional practices, and this could adversely affect our business, financial condition or results of operations. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or lower than we achieved in recent years.

We may not realize the expected value of our intangible assets

A significant portion of our total assets is represented by intangible assets, with the amount expected to increase with future affiliations. In addition, the related amortization expense will increase in the future as a result of additional intangible assets recorded in connection with new affiliations. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Management performs an impairment test on definite lived intangible assets when facts and circumstances exist which would suggest that the definite lived intangible asset may be impaired, such as loss of key personnel, change in legal factors or competition. If impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by professional liability claims against the affiliated practices

The affiliated practices and/or individual dentists in their employ could be exposed to the risk of professional liability claims, and it is possible that such claims could also be asserted against us. Such claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. We are named as an insured under the professional liability insurance policy covering the affiliated practices. In addition, we also require each affiliated practice to indemnify us for actions or omissions related to the delivery of dental care by such affiliated practice. However, a successful professional liability claim against an affiliated practice or us could have a material adverse effect on our business, financial condition and results of operations.

A loss of the services of our key personnel could have a material adverse effect on our business

Our continued success depends upon the retention of our senior officers, who have been instrumental in our success, and upon our ability to attract and retain other highly qualified individuals. The loss of some of our senior officers, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease most of our facilities from unrelated third-parties. As of December 31, 2005, we leased or owned 187 dental facilities, one dental lab and 19 local management offices, including our corporate headquarters. Our corporate office is located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts 01880, in approximately 8,300 square feet of office space occupied under a lease which expires in March 2007. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities.

For the year ended December 31, 2005, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.	LEGAL PROCEEDINGS

On February 3, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount, and return of the “Park Dental” name to PDG. For the year ended December 31, 2005, revenues generated from our service agreement at Park Dental represented 31% of our consolidated net revenues. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

On September 8, 2005, our Board of Directors approved a three-for-two split of our Common Stock, effected in the form of a 50% stock dividend, to stockholders of record as of September 20, 2005. On October 14, 2005, we issued 4,017,067 shares of Common Stock in connection with this transaction and recorded a charge to additional paid in capital equal to the par value of shares issued. Accordingly, all amounts and disclosures in this Annual Report on Form 10-K, including the accompanying consolidated financial statements and share data, have been restated for all periods presented.

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI”. The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2005 and 2004.

2004	High	Low
1st Quarter	$12.20	$7.08
2nd Quarter	$12.80	$9.83
3rd Quarter	$13.33	$10.40
4th Quarter	$13.39	$10.11

2005	High	Low
1st Quarter	$17.11	$12.36
2nd Quarter	$17.47	$14.51
3rd Quarter	$23.71	$15.60
4th Quarter	$23.19	$16.68

As of December 31, 2005, there were approximately 20 holders of record of our Common Stock on the books of our transfer agent and registrar. However, the number of registered holders does not bear any relationship to the number of beneficial owners of our Common Stock.

We have the ability to pay cash dividends on our Common Stock but have not historically done so. The terms of our revolving credit facility allow us to pay dividends without the lenders’ consent up to certain maximums and in compliance with certain covenants. Our Board of Directors intends for the foreseeable future to retain earnings to finance the continued operation and expansion of our business.

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2005.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6.	SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2005, 2004 and 2003 and consolidated balance sheets as of December 31, 2005 and 2004 are derived from the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2002 and 2001 and consolidated balance sheets as of December 31, 2003, 2002 and 2001 are derived from the Company’s consolidated financial statements as previously filed. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Net revenue	$196,928	$178,554	$163,707	$146,810	$141,552
Operating expenses:
Salaries and benefits	83,638	77,489	72,557	65,762	64,483
Lab fees and dental supplies	31,638	28,566	27,047	24,164	22,681
Office occupancy	23,013	20,956	19,999	18,314	16,669
Other operating expenses	18,372	16,643	14,638	13,163	12,530
General corporate expenses	9,570	8,856	6,871	5,859	5,660
Depreciation	7,001	5,934	5,378	4,990	5,088
Amortization of intangible assets	5,007	4,408	4,229	4,047	3,955
Special charges	—	—	—	(26)	844

Total operating expenses	178,239	162,852	150,719	136,273	131,910

Earnings from operations	18,689	15,702	12,988	10,537	9,642
Interest expense	1,804	1,592	2,592	2,947	4,295

Earnings before income taxes	16,885	14,110	10,396	7,590	5,347
Income taxes	6,594	5,591	4,215	2,883	2,076

Net earnings	$10,291	$8,519	$6,181	$4,707	$3,271

Net earnings per common share (1):
Basic	$0.86	$0.75	$0.56	$0.43	$0.30
Diluted	$0.81	$0.70	$0.54	$0.42	$0.30
Weighted average common shares outstanding (1):
Basic	12,006	11,372	10,979	10,833	10,775
Diluted	12,716	12,102	11,358	11,177	11,015

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$592	$1,378	$1,895	$844	$1,540
Working capital	2,055	(2,306)	3,916	6,344	9,123
Total assets	170,646	154,147	149,072	145,015	144,335
Total debt	32,162	28,541	43,726	51,263	56,437
Total stockholders’ equity	101,895	87,207	73,892	66,916	61,776
Statistical Data:
Number of states	18	17	17	16	14
Number of affiliated dental groups practices (2)	19	19	19	22	19
Number of dental facilities	187	177	171	168	154
Number of operatories (3)	1,761	1,583	1,520	1,462	1,360
Number of affiliated dentists (4)	435	398	396	383	358
Patient revenue (in thousands) (5)	$302,982	$272,369	$245,609	$217,020	$207,736

(1)	Net earnings per common share are computed on the basis described in Notes 2 and 14 to our Consolidated Financial Statements.

(2)

During 2003, two affiliated practices in Texas merged into one and four affiliated practices in Wisconsin merged into one, thereby reducing the overall total. During 2004, two affiliated practices in Massachusetts and Vermont merged into one.

(3)	An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(4)	Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.

(5)	The Company does not own or control the affiliated practices and, accordingly, does not consolidate its financial statements with the financial statements of the affiliated practices.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2005, we were affiliated with 19 dental group practices, comprising 435 full-time equivalent dentists practicing in 187 dental facilities in 18 states.

Recent Developments

On February 3, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint. For the year ended December 31, 2005, revenues generated from our service agreement at Park Dental represented 31% of our consolidated net revenues. We cannot determine the outcome of the litigation. However, a disruption or termination of the service agreement could have a material adverse effect on our business, financial condition, operating trends and results of operations. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

Affiliation Summary

When affiliating with a dental practice, we acquire selected assets and enter into a long-term service agreement with the affiliated practice. Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The affiliated practice is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

During 2005, 2004 and 2003 we completed ten, five and seven transactions in which we acquired non-clinical dental assets, respectively, and simultaneously entered into 40-year service agreements in two of these transactions. The remaining transactions became subject to existing service agreements. These affiliations resulted in the addition of 25 dental facilities and 254 operatories. We are constantly evaluating potential affiliations with dental practices and acquisitions of companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

Revenue Overview

Net Revenue

Our consolidated net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf. As part of our objective of being the leading provider of services to dental group practices, we are continually expanding our resources and capabilities, including vertical integration of ancillary dental activities. As a result, our net revenue includes fees from dental laboratory services and for professional services rendered to dental benefit providers relating to the arrangement for the provision of care to patients.

The following table provides the components of our net revenue for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Reimbursement of expenses	$144,599	$130,746	$121,705
Business service fees	47,380	42,714	35,553

Revenue earned under service agreements	191,979	173,460	157,258
Other revenue	4,949	5,094	6,449

Net revenue	$196,928	$178,554	$163,707

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services provided and capital committed by us. Under certain service agreements, representing 13.0% of our 2005 service fees, our service fee consists entirely of a fixed monthly fee determined by agreement of us and the affiliated practice in a formal planning process. Under certain service agreements, representing 17.7% of our 2005 service fees, our service fee consists of a monthly fee equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year. In no event, however, under these service agreements will the total service fee be greater than the affiliated practice’s patient revenue less expenses. Under certain service agreements, representing 69.2% of our 2005 service fees, our service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement, representing 0.1% of our 2005 service fees, our service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year. In all instances, the service fee is negotiated at fair market value for services provided and capital committed by us to the affiliated practices.

Expenses incurred by us for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

For additional information on components of our net revenue, see Note 3 of “Notes to Consolidated Financial Statements.”

Patient Revenue of the Affiliated Practices

Although we do not control, nor own any equity interests in, the affiliated practices and, accordingly, do not consolidate their financial statements with ours, we believe it is important to understand their revenue. Most of the operating expenses incurred by us are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices. As used in this discussion, “patient revenue” represents revenue reported by the affiliated practices earned from the provision of dental care to their patients. Patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue. It is however, a financial measure we use, along with other financial measures, to monitor the performance of the affiliated practices and to help identify and analyze operating trends which may impact our business.

The affiliated practices generate revenue from treating patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of the affiliated practices for the years ended December 31:

	2005	2004	2003
Fee-for-service	34%	37%	40%
PPO and dental referral plans	48%	43%	37%
Capitated managed care plans	18%	20%	23%

After collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by the affiliated practices for compensation of dentists and, in certain states, hygienists and/or dental assistants who are employed by the affiliated practices.

The following table sets forth for the years ended December 31, 2005, 2004 and 2003, the patient revenue of the affiliated practices, the amounts due to us under the service agreements, and amounts retained for compensation of dentists and other clinical staff, where applicable (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2005	2004		2004	2003
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$294,560	$272,369	8.1%	$261,294	$238,018	9.8%
Platform dental group practices that affiliated with us during periods of comparison	8,422	—	—	11,075	7,591	45.9%

Total patient revenue	302,982	272,369	11.2%	272,369	245,609	10.9%
Amounts due to the Company under service agreements	191,979	173,460	10.7%	173,460	157,258	10.3%

Amounts retained by affiliated practices	$111,003	$98,909	12.2%	$98,909	$88,351	12.0%

Same market patient revenue growth was 9.8% for the year ended December 31, 2004 and was comprised of a 2.6% increase in provider hours, 4.5% improvement in provider productivity and the remainder to improved reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2004 excludes platform affiliations that occurred after January 1, 2003. Same market patient revenue growth was 8.1% for the year ended December 31, 2005 and was comprised of a 4.2% increase in provider hours, 2.1% improvement in provider productivity and the remainder to improved reimbursement rates. Same market patient revenue growth for 2005 excludes platform affiliations that occurred after January 1, 2004.

Amounts retained by affiliated practices increased 12.0% in 2004 and 12.2% in 2005. The increase in 2004 was attributable to greater profitability levels at the affiliated practices. The increase in 2005 is primarily due to practice affiliations during the periods of comparison where the affiliated practices are required to employ the hygienists and dental assistants.

Results of Operations

The following tables set forth our net revenue and results of operations for the years ended December 31, 2005, 2004 and 2003: (in thousands):

	2005		2004		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$196,928	100.0%	$178,554	100.0%	10.3%
Salaries and benefits	83,638	42.5%	77,489	43.4%	7.9%
Lab fees and dental supplies	31,638	16.1%	28,566	16.0%	10.8%
Office occupancy	23,013	11.7%	20,956	11.7%	9.8%
Other operating expenses	18,372	9.3%	16,643	9.3%	10.4%
General corporate expenses	9,570	4.9%	8,856	5.0%	8.1%
Depreciation expense	7,001	3.6%	5,934	3.3%	18.0%
Amortization of intangible assets	5,007	2.5%	4,408	2.5%	13.6%

Total operating expenses	178,239	90.6%	162,852	91.2%	9.4%

Earnings from operations	18,689	9.4%	15,702	8.8%	19.0%
Interest expense, net	1,804	0.9%	1,592	0.9%	13.3%

Earnings before income taxes	16,885	8.5%	14,110	7.9%	19.7%
Income taxes	6,594	3.3%	5,591	3.1%	17.9%

Net earnings	$10,291	5.2%	$8,519	4.8%	20.8%

	2004		2003		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$178,554	100.0%	$163,707	100.0%	9.1%
Salaries and benefits	77,489	43.4%	72,557	44.3%	6.8%
Lab fees and dental supplies	28,566	16.0%	27,047	16.5%	5.6%
Office occupancy	20,956	11.7%	19,999	12.2%	4.8%
Other operating expenses	16,643	9.3%	14,638	8.9%	13.7%
General corporate expenses	8,856	5.0%	6,871	4.2%	28.9%
Depreciation expense	5,934	3.3%	5,378	3.3%	10.3%
Amortization of intangible assets	4,408	2.5%	4,229	2.6%	4.2%

Total operating expenses	162,852	91.2%	150,719	92.0%	8.1%

Earnings from operations	15,702	8.8%	12,988	8.0%	20.9%
Interest expense, net	1,592	0.9%	2,592	1.6%	-38.6%

Earnings before income taxes	14,110	7.9%	10,396	6.4%	35.7%
Income taxes	5,591	3.1%	4,215	2.6%	32.6%

Net earnings	$8,519	4.8%	$6,181	3.8%	37.8%

Net Revenue

Net revenue increased 9.1% from $163,707,000 in 2003 to $178,554,000 in 2004 and increased 10.3% to $196,928,000 in 2005. During 2004, the increase was attributable to a 9.3% increase in same market net revenue growth and incremental net revenue earned from our platform affiliation completed in May 2003, offset by a decrease in other revenue. During 2005, the increase was attributable to an 8.5% increase in same market net revenue growth and incremental net revenue earned from our platform affiliation completed in February 2005, offset by a decrease in other revenue. The decrease in other revenue in 2004 and 2005 is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned from our affiliated dental groups. The percentage of lab fees being earned from our affiliated dental groups has increased from 40% in 2003 to 63% in 2004 to 70% in 2005.

Net revenue derived from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 31%, 32%, and 31% of our consolidated net revenue for 2003, 2004 and 2005, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of our consolidated net revenue for each of the years 2003, 2004 and 2005. No other service agreement or customers accounted for greater than 10% of our consolidated net revenue.

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working at the dental facilities, dental laboratory and local and regional shared service centers. At the facility level, we generally employ the administrative staff and, where permitted by state law, the hygienists and dental assistants. The personnel at the local and regional shared service centers support the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased from 44.3% in 2003 to 43.4% in 2004 and 42.5% in 2005. The decrease in 2004 was primarily attributable to staff productivity increases. The decrease in 2005 was primarily attributable to staff productivity increases, as well as the impact of our affiliation with Premier Dental Partners which is located in Missouri, a state where the affiliated practice is required to employ the hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue was 16.5% in 2003, 16.0% in 2004 and 16.1% in 2005. The decrease as a percentage of net revenue in 2004 was primarily related to increased utilization of our dental laboratory by the affiliated practices and to a lesser extent our continued focus on managing dental supplies expenses. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 11.0%, 10.5% and 10.4% for 2003, 2004 and 2005, respectively.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue was 12.2% in 2003 and 11.7% in both 2004 and 2005. The decrease in 2004 was primarily attributable to higher utilization of our dental facilities as evidenced by a higher level of patient revenue per facility in 2004. In 2003, we relocated and/or expanded sixteen facilities. In 2004, we completed one de novo facility and relocated and/or expanded nineteen facilities. In 2005, we completed one de novo facility and relocated and/or expanded seventeen facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of net revenue were 8.9% in 2003, and 9.3% in 2004 and 2005. The increase in 2004 was the result of an additional $632,000 of Minnesota Care tax expense, representing a 52% increase over 2003, due to a rate increase and additional revenues for the affiliated practices in Minnesota. This was partially offset by a $476,000 reduction to amounts accrued for estimated losses below insurance retention levels for professional liability insurance due to revised actuarial estimates.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue were 4.2% in 2003, 5.0% in 2004 and 4.9% in 2005. The increase in 2004 was primarily due to costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, new hires at our corporate office, increases in our incentive compensation plan and the favorable impact of a legal settlement during 2003 which reduced general corporate expense. The decrease in 2005 as a percent of net revenue was due to a leveraging of our general corporate expenses.

We anticipate general corporate expenses as a percent of net revenue will increase substantially, approximately $500,000, net of tax, for all outstanding options as of December 31, 2005, due to the inclusion of compensation expense recognized in connection with our adoption of SFAS No. 123(R) “Share-based Payment” effective January 1, 2006. We estimate the compensation expense for 2006 stock option grants awarded in the first quarter to be approximately $150,000, net of tax.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue was 3.3% in 2003 and 2004, and 3.6% in 2005. The increase in depreciation expense as a percent of net revenue in 2005 primarily relates to our increased investment in leasehold improvements and dental equipment and, to a lesser extent, amortization of software development costs relating to Improvis which began in the fourth quarter. We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2006. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2006 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense as a percentage of net revenue decreased from 2.6% in 2003 to 2.5% in 2004 and 2005. The decrease in 2004 was a result of a greater proportion of our net revenue earned from existing affiliated practices as opposed to entering into additional affiliations.

Based on an evaluation of historical financial trends, we have determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices are presently expected to generate future cash flows for a longer period than previously estimated. Accordingly, we increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations was increased to 25 years. This change in estimate impacted 5% of our intangible assets and had the effect of reducing amortization expense for 2005 by approximately $76,000, or $46,000 net of tax. This change in estimate is expected to reduce amortization expense by approximately $152,000, or $92,000 net of tax, for the full year 2006.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 20.9% from $12,988,000, or 8.0% of net revenue, in 2003 to $15,702,000, or 8.8% of net revenue, in 2004 and increased 19.0% to $18,689,000, or 9.4% of net revenue, in 2005. Earnings from operations as a percentage of net revenue increased in 2004 primarily due to increased productivity and facility utilization as a result of higher same market growth rates and to a lesser extent improved management of lab fees and dental supplies expenses. In 2004 this was partially offset by increased general corporate expenses as a result of additional personnel at our corporate office and accounting fees incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Earnings from operations as a percentage of net revenue increased in 2005 primarily due to increased productivity as a result of higher same market growth rates and leveraging of corporate expenses and other costs.

Interest Expense

Net interest expense decreased from $2,592,000 in 2003 to $1,592,000 in 2004 and increased to $1,804,000 in 2005. The decrease in 2004 was due to reduced debt levels, a reduction in borrowing spread over LIBOR and to a lesser extent a lower LIBOR interest rate as compared to the prior year. The increase in 2005 was due to increased borrowings as well as an increase in LIBOR interest rates. See the Liquidity and Capital Resources section for more information related to our credit facility.

Income Taxes

Our effective tax rate was 40.5% in 2003, 39.6% in 2004 and 39.1% in 2005. The decrease in 2004 and 2005 was due to a reduction in state tax rates.

Net Earnings

As a result of the foregoing, net earnings increased 37.8% from $6,181,000, or 3.8% of net revenue, in 2003 to $8,519,000, or 4.8% of net revenue, in 2004 and 20.8% to $10,291,000, or 5.2% of net revenue, in 2005. In 2004, net earnings reflected an increase in earnings from operations, a decrease in interest expense, and a decrease in our effective tax rate. In 2005, net earnings reflects our increased earnings from operations and a reduction in our effective tax rate, offset by increased borrowing costs.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from operating cash flows and borrowings under our revolving line of credit facility. We have, in the past, also used proceeds from the sale of equity securities and the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

For the years ended December 31, 2004 and 2005, cash provided by operating activities amounted to $25,405,000 and $25,452,000, respectively. In 2004, cash from operations primarily resulted from net earnings after adding back non-cash items and a decrease in receivables due from affiliated practices. The decrease in receivables due from affiliated practices, which totaled $3,039,000, was primarily due to better working capital management and a continued focus on receivables management at the affiliated practices. The days sales outstanding for the patient receivables of the affiliated practices decreased from 39 days at December 31, 2003 to 35 days at December 31, 2004. In addition, operating cash flow decreased in 2005 in comparison to 2004 due to a federal income tax benefit for bonus depreciation of approximately $935,000 recognized in 2004 from depreciable assets acquired before January 1, 2005. In 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accrued expenses offset by an increase in amounts receivable from the affiliated practices. We also realized a tax benefit of $2,079,000 during 2005, compared to $2,406,000 in 2004, from the exercise of employee stock options. As of January 1, 2006, tax benefits from the exercises of employee stock options will be reflected in financing activities following the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”.

For the years ended December 31, 2004 and 2005, cash used for investing activities amounted to $13,109,000 and $32,000,000, respectively. Cash used for affiliations, net of cash acquired, was $3,239,000 and $15,941,000 for 2004 and 2005, respectively. In 2004 we completed five affiliations for aggregate consideration of $2,888,000 in cash and $28,000 in deferred payments. In 2005, we completed ten affiliations for aggregate consideration of $15,941,000 in cash and up to $800,000 in deferred payments. In 2002, we completed an affiliation which included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ended December 31, 2004 less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $4,790,000 and was paid in 2005. In future years, this contingent payment will result in additional annual amortization expense of $212,000. Capital expenditures were $9,657,000 and $11,068,000 for 2004 and 2005, respectively. Capital expenditures for 2004 included costs associated with one de novo dental facility and the relocation and/or expansion of nineteen dental facilities. Capital expenditures for 2005 included costs associated with one de novo dental facility and the relocation and/or expansion of seventeen dental facilities. We expect capital expenditures in 2006 to be at similar levels as 2005 due to the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the year ended December 31, 2004, cash used for financing activities amounted to $12,813,000 and for the year ended December 31, 2005 cash provided by financing activities amounted to $5,762,000. Cash used for financing activities in 2004 resulted from net repayments under our revolving line of credit of $12,475,000, repayment of indebtedness of $2,710,000 and payment of debt issuance costs as part of entering into a new credit facility of $19,000, offset by proceeds from the issuance of Common Stock from stock option exercises and from our employee stock purchase plan of $2,128,000 and $263,000, respectively. Cash provided from financing activities in 2005 resulted from advances of $4,900,000 under our revolving credit facility and proceeds from the issuance of Common Stock from stock option exercises and from our employee stock purchase plan of $1,953,000 and $364,000, respectively, partially offset by $1,279,000 in subordinated debt payments and payments of debt issuance costs of $176,000 during 2005.

We have a $70,000,000 revolving credit facility that we use for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. The facility had an original maturity date of October 2006 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in October 2005. On February 22, 2005, we amended our credit facility as a result of our improved financial position and favorable credit markets and extended the maturity to February 2008, with a scheduled reduction in maximum borrowings to $65,000,000 in February 2007. Amendments to the original facility included a decrease in the interest margin and a decrease in our commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 1.0% for prime borrowings and 1.0% to 2.0% for LIBOR borrowings. At December 31, 2005, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.45% and the prime interest rate under the credit facility was 7.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.25% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of December 31, 2005. The outstanding balance under this line as of December 31, 2005 was $31,850,000, and we had a stand-by letter of credit amounting to $650,000 at December 31, 2005. The unused balance under this line as of December 31, 2005 was $38,150,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $37,189,000 was available for borrowing.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2005 is as follows (in thousands):

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt (1)	$312	$123	$117	$72	$—
Revolving credit facility (2)	31,850	—	31,850	—	—
Operating leases (3)	85,330	13,873	23,921	17,076	30,460

Total	$117,492	$13,996	$55,888	$17,148	$30,460

(1)

In addition to these contractual obligations, future interest payments relating to our long-term debt are fixed at a rate of 7% and are due as follows: $22 in 2006, $21 due in 2007-2008, $8 in 2009-2010.

(2)

Future interest obligations relating to our revolving credit facility are not determinable as the interest rate is variable and the agreement does not include a required principal repayment schedule. We have not historically hedged our interest rate exposure and the principal balance fluctuates daily. For additional information relating to our revolving credit facility, refer to Note 8 in the Notes to Consolidated Financial Statements.

(3)

Operating lease payments include amounts which are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $79,323 and are due as follows: $12,953 in 2006, $22,540 in 2007-2008, $16,191 in 2009-2010, and $27,639 thereafter.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated practices, goodwill, other intangible assets and amounts for potential losses below retention levels on certain insurance coverages. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Practices

The Company’s carrying amount of receivables due from affiliated practices requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practices’ patient receivables would be required which may impact the collectability of receivables due from affiliated practices.

To date we have not recorded any losses related to our receivables due from affiliated practices.

Service Agreements and Intangible Assets

The Company’s affiliations with dental group practices are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows.

These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2005.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We maintain reserves for losses below retention levels for certain of these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. On January 1, 2006, the Company will adopt SFAS No. 123 (R) and SAB No. 107 and apply the required fair value measurement methodology to all new option plan awards, as well as any unvested awards granted prior to January 1, 2006, using the modified prospective method.

In October 2005, the Financial Accounting Standards Board issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R” (FSP 123R-2). FSP 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123R, and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins, ranging from 1.0% to 2.0% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2005 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $319,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2005 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Dental Partners, Inc:

We have completed an integrated audit of American Dental Partners Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting appearing in Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2006

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$592	$1,378
Receivables due from affiliated practices	14,751	13,539
Inventories	2,080	1,789
Prepaid expenses and other current assets	2,228	2,279
Prepaid/refundable income taxes	915	1,318
Deferred income taxes	1,743	1,271

Total current assets	22,309	21,574

Property and equipment, net	45,184	39,252

Non-current assets:
Goodwill	5,095	5,095
Service agreements and other intangibles, net	97,260	87,425
Other	798	801

Total non-current assets	103,153	93,321

Total assets	$170,646	$154,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,929	$7,506
Accrued compensation and benefits	8,197	6,428
Accrued expenses	5,005	9,419
Current maturities of debt	123	527

Total current liabilities	20,254	23,880
Non-current liabilities:
Long-term debt	32,039	28,014
Deferred income taxes	16,185	14,840
Other liabilities	273	206

Total non-current liabilities	48,497	43,060

Total liabilities	68,751	66,940

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,840,004 and 12,405,520 shares issued; 12,257,504 and 11,823,020 shares outstanding at December 31, 2005 and December 31, 2004, respectively	128	124
Additional paid-in capital	57,977	53,584
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	47,664	37,373

Total stockholders’ equity	101,895	87,207

Total liabilities and stockholders’ equity	$170,646	$154,147

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net revenue	$196,928	$178,554	$163,707
Operating expenses:
Salaries and benefits	83,638	77,489	72,557
Lab fees and dental supplies	31,638	28,566	27,047
Office occupancy	23,013	20,956	19,999
Other operating expense	18,372	16,643	14,638
General corporate expense	9,570	8,856	6,871
Depreciation	7,001	5,934	5,378
Amortization of intangible assets	5,007	4,408	4,229

Total operating expenses	178,239	162,852	150,719

Earnings from operations	18,689	15,702	12,988
Interest expense	1,804	1,592	2,592

Earnings before income taxes	16,885	14,110	10,396
Income taxes	6,594	5,591	4,215

Net earnings	$10,291	$8,519	$6,181

Net earnings per common share:
Basic	$0.86	$0.75	$0.56

Diluted	$0.81	$0.70	$0.54

Weighted average common shares outstanding:
Basic	12,006	11,372	10,979

Diluted	12,716	12,102	11,358

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2002	11,464	(582)	$115	$48,002	$22,673	$(3,874)	$66,916
Issuance of common stock for employee stock purchase plan	43	—	—	218	—	—	218
Issuance of common stock for exercised stock options, including tax benefit of $32	105	—	1	576	—	—	577
Net earnings	—	—	—	—	6,181	—	6,181

Balance at December 31, 2003	11,612	(582)	116	48,796	28,854	(3,874)	73,892
Issuance of common stock for employee stock purchase plan	46	—	1	261	—	—	262
Issuance of common stock for exercised stock options, including tax benefit of $2,406	747	—	7	4,527	—	—	4,534
Net earnings	—	—	—	—	8,519	—	8,519

Balance at December 31, 2004	12,405	(582)	124	53,584	37,373	(3,874)	87,207
Issuance of common stock for employee stock purchase plan	35	—	—	364	—	—	364
Issuance of common stock for exercised stock options, including tax benefit of $2,079	400	—	4	4,029	—	—	4,033
Net earnings	—	—	—	—	10,291	—	10,291

Balance at December 31, 2005	12,840	(582)	$128	$57,977	$47,664	$(3,874)	$101,895

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$10,291	$8,519	$6,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,001	5,934	5,378
Amortization of intangible assets	5,007	4,408	4,229
Tax benefit realized on exercise of stock options	2,079	2,406	32
Other amortization	222	224	407
Deferred income tax provision/(benefit)	(384)	1,807	1,841
(Gain)/loss on disposal of property and equipment	60	99	(61)
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	(1,103)	3,039	1,014
Other current assets	253	427	249
Accounts payable and accrued expenses	14	(385)	576
Accrued compensation and benefits	1,585	174	1,964
Income taxes payable/refundable, net	402	(1,313)	(72)
Other, net	25	66	68

Net cash provided by operating activities	25,452	25,405	21,806

Cash flows from investing activities:
Cash paid for affiliation transactions	(15,941)	(3,239)	(4,648)
Capital expenditures, net	(11,068)	(9,657)	(7,381)
Proceeds from the sale of property and equipment	121	36	175
Contingent and deferred payments	(4,848)	(163)	(178)
Payment of affiliation costs	(264)	(86)	(304)

Net cash used for investing activities	(32,000)	(13,109)	(12,336)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments	4,900	(12,475)	(6,905)
Repayments of debt	(1,279)	(2,710)	(1,624)
Proceeds from shares issued under employee stock purchase plan	364	263	219
Proceeds from issuance of common stock for exercise of stock options	1,953	2,128	544
Payment of debt issuance costs	(176)	(19)	(653)

Net cash provided by (used for) financing activities	5,762	(12,813)	(8,419)

Increase (decrease) in cash and cash equivalents	(786)	(517)	1,051
Cash and cash equivalents at beginning of period	1,378	1,895	844

Cash and cash equivalents at end of period	$592	$1,378	$1,895

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,480	$1,558	$2,315

Cash paid during the period for income taxes, net	$4,461	$2,734	$2,415

Outstanding checks in excess of deposits in transit	$1,311	$2,948	$2,178

Non-cash investing activities:
Capital expenditures accrued for, not paid	$55	$575	$289

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. The Company acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with the affiliated practices. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that the provisions of its service agreements do not require the Company to consolidate the financial statements of the affiliated practices.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of receivables due from affiliated practices requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

Reclassifications

Amount accrued for workers compensation insurance, including estimates for losses below retention levels, of $750,000 for 2004 has been reclassified from accrued expenses to accrued compensation and benefits in 2004 to be consistent with 2005 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company believes the carrying amount of cash and cash equivalents, receivables due from affiliated practices, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value because the interest rates approximate rates at which similar types of borrowing arrangements could be obtained by the Company.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(2) Summary of Significant Accounting Policies – (Continued)

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Under such agreements, the affiliated practices reimburse the Company for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to the Company for its business services. Under certain service agreements, the Company’s service fee consists of a variable monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses incurred in connection with the operation and administration of the dental facilities. Under certain service agreements, the Company’s service fees consist of a fixed monthly fee and an additional variable fee. To the extent that there is operating income after payment of the fixed monthly fee, reimbursement of expenses incurred in connection with the operation and administration of the dental facilities and payment of provider expenses, an additional variable fee is paid to the Company. Under certain service agreements, the Company’s service fee consists entirely of a fixed monthly fee. The fixed monthly fees are determined by agreement of the Company and the affiliated dental practice in a formal planning process. In all instances, the service fee is negotiated as fair market value for services provided by the Company to the affiliated practices. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory fees.

Inventories

Inventories consist primarily of dental supplies and are stated at the lower of cost or market, with cost being determined under the weighted average method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets which are 30-40 years for buildings, 3-12 years for equipment and 5-7 years for furniture and fixtures, and the remaining life of the lease for leasehold improvements.

Property and equipment acquired under capital leases are stated at the present value of minimum lease payments at inception of the lease. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Amortization of assets subject to capital leases is included in depreciation expense. Development costs incurred for computer software development or obtained for internal use are capitalized and amortized in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.”

Goodwill

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. Prior to 2004, management performed an impairment test on goodwill on an annual basis during the Company’s first quarter or on an interim basis if an event or circumstance indicated that it is more likely than not that an impairment loss had been incurred. During 2004, the Company changed the timing of the annual impairment test to the fourth quarter. The Company determines impairment by comparing the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2005.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(2) Summary of Significant Accounting Policies – (Continued)

Service Agreements and Other Intangible Assets

The Company’s affiliations with dental group practices are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows.

These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2005.

Based on an evaluation of historical financial trends, the Company has determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices are presently expected to generate future cash flows for a longer period than previously estimated and, accordingly, increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations was increased to 25 years. This change in estimate impacted 5% of the Company’s intangible assets and had the effect of reducing amortization expense by approximately $46,000, net of tax, in 2005. This change in estimate is expected to reduce amortization expense by approximately $92,000, net of tax, in 2006

Insurance

The Company maintains various insurance coverages, including property-casualty, business interruption, workers compensation and general liability, employee health, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. Several of these insurance programs have retention levels in which the Company and in certain instances the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company maintains reserves for losses below retention levels for certain of these programs. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,300,000 for 2005 and $750,000 for 2004. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

The Company’s Louisiana affiliate, Lakeside Dental Care, was forced to close its largest practice located in Metairie on August 29, 2005, due to Hurricane Katrina. While the practice resumed operations on October 14, 2005, we have yet to determine to what extent, if any, the Company’s business interruption insurance coverage will offset any losses already incurred.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(2) Summary of Significant Accounting Policies – (Continued)

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

The following table shows the Company’s pro forma net earnings and earnings per share if the Company had accounted for stock options under SFAS No. 123 for the years ended December 31 (in thousands, except per share amounts):

	2005	2004	2003
Net earnings, as reported	$10,291	$8,519	$6,181
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(847)	(896)	(787)

Net earnings, proforma	$9,444	$7,623	$5,394

Earnings per share:
Basic, as reported	$0.86	$0.75	$0.56

Basic, pro forma	$0.79	$0.67	$0.49

Diluted, as reported	$0.81	$0.70	$0.54

Diluted, pro forma	$0.74	$0.63	$0.47

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. On January 1, 2006, the Company will adopt SFAS No. 123 (R) and SAB No. 107 and apply the required fair value measurement methodology to all new option plan awards, as well as any unvested awards granted prior to January 1, 2006, using the modified prospective method.

In October 2005, the Financial Accounting Standards Board issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R” (FSP 123R-2). FSP 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when we adopt SFAS 123R, and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

(3) Receivables Due from Affiliated Practices and Net Revenue

Receivable Due from Affiliated Practices

Receivables due from affiliated dental practices represent amounts due pursuant to the terms of the service agreements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(3) Receivables Due from Affiliated Practices and Net Revenue – (Continued)

Net Revenue

For the years ended December 31, 2005, 2004 and 2003, net revenue consisted of the following (in thousands):

	2005	2004	2003
Reimbursement of expenses:
Salaries and benefits	$68,800	$63,020	$58,919
Lab and dental supplies	33,791	30,340	27,793
Office occupancy expenses	21,282	19,326	18,389
Other operating expenses	14,705	13,044	12,096
Depreciation expense	6,021	5,016	4,508

Total reimbursement of expenses	144,599	130,746	121,705
Business service fees	47,380	42,714	35,553

Revenue earned under service agreements	191,979	173,460	157,258
Professional services and dental laboratory fees	4,949	5,094	6,449

Net revenue	$196,928	$178,554	$163,707

Net revenue derived from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 31%, 32%, and 31% of the Company’s consolidated net revenue for 2005, 2004 and 2003, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of the Company’s consolidated net revenue for each of the years 2005, 2004 and 2003. No other service agreement or customers accounted for greater than 10% of the Company’s consolidated net revenue.

(4) Affiliations

During the year ended December 31, 2004, the Company acquired selected assets of five dental practices that joined existing affiliated practices. All transactions completed in 2004 are referred to as “2004 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $2,888,000 in cash and $28,000 in deferred payments.

During the year ended December 31, 2005, the Company acquired selected assets of ten dental practices, nine that joined existing affiliated practices and one platform affiliation in St. Louis, Missouri, which included execution of a service agreement between the Company and the affiliated practice. All transactions completed in 2005 are referred to as “2005 Transactions”. The aggregate purchase price paid in connection with these transactions consisted of approximately $15,941,000 in cash and up to $800,000 in deferred payments.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(4) Affiliations – (Continued)

The 2004 and 2005 Transactions are as follows:

Date	Affilated Practice	Location(s)
January 2004	The Dental Office at Saddle Creek	Germantown, TN
April 2004	Lufburrow Dental Group, L.L.P.	Killeen, Belton and Temple, TX
April 2004	David W. Zipnock, D.M.D.	Mount Pleasant, PA
May 2004	Heidi C. Ritsco, D.D.S.	Amherst, NY
December 2004	William H. Grass, D.D.S.	Hadley, MA
January 2005	James D. Hera, D.D.S.	Minneapolis, MN
February 2005	Premier Dental Partners	St. Louis, MO
April 2005	Karen L. Robinette, D.D.S.	Oklahoma City, OK
April 2005	Thomas G. Hartnett, D.D.S.	Hamburg, NY
July 2005	Dental Associates of Rochester	Rochester, NY
August 2005	Desert Dental Specialty	Palm Desert, CA
September 2005	Kerry J. Neal, D.D.S.	Austin, TX
September 2005	Newburgh Heights Dental	Plymouth, MI
October 2005	Harold S. Marks, D.D.S.	Eldersburg, MD
December 2005	Mark M.Ortinau, D.D.S	Ellisville, MO

The accompanying consolidated financial statements include the results of operations under the service agreements from the date of affiliation. The following table shows total consideration paid, the estimated fair value of net assets acquired and intangible assets associated with 2004 and 2005 Transactions (in thousands):

	2005	2004
Total consideration paid	$16,741	$2,916
Fair value of net tangible assets acquired and liabilities assumed	3,139	150

Intangible assets	$13,602	$2,766

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the asset purchase agreement between the Company and 1st Advantage included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004 less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $4,790,000 which was accrued as of December 31, 2004 and was paid in 2005.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Land and buildings	$761	$900
Equipment	41,621	34,820
Furniture and fixtures	8,549	7,765
Leasehold improvements	36,787	32,538

Total property and equipment	87,718	76,023
Less accumulated depreciation	(42,534)	(36,771)

Total property and equipment, net	$45,184	$39,252

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial, and financial capabilities. As of December 31, 2005, four affiliated practices, comprising 30 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,404,000, which includes approximately $63,000 in capitalized interest, in connection with this project as of December 31, 2005, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005. These costs will be amortized over ten years.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2021. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $17,580,000, $16,130,000, and $15,263,000, respectively, of which $16,339,000, $14,924,000 and $14,204,000 were reimbursed under service agreements.

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2005 are as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2006	$13,873	$12,953	$920
2007	12,691	11,946	745
2008	11,230	10,594	636
2009	9,425	8,969	456
2010	7,651	7,222	429
Thereafter	30,460	27,639	2,821

Total minimum lease payments	$85,330	$79,323	$6,007

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(6) Intangible Assets

Intangible assets consisted of the following as of December 31, 2005 and 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2005
Service agreements	$127,846	$(30,741)	$97,105
Customer relationships	205	(50)	155

	$128,051	$(30,791)	$97,260

December 31, 2004
Service agreements	$113,006	$(25,750)	$87,256
Customer relationships	205	(36)	169

	$113,211	$(25,786)	$87,425

Intangible asset amortization expense for 2005, 2004 and 2003 was $5,007,000, $4,408,000, and $4,229,000, respectively. Annual amortization expense for each of the next five fiscal years is approximately $5,200,000. The weighted average amortization period for service agreements and customer relationships is 25 years. Based on an evaluation of historical financial trends, the Company has determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices are presently expected to generate future cash flows for a longer period than previously estimated and, accordingly, in 2005 the Company increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations was increased to 25 years. This change in estimate impacted 5% of the Company’s intangible assets and had the effect of reducing amortization expense by approximately $46,000, net of tax, in 2005. This change in estimate is expected to reduce amortization expense by approximately $92,000, net of tax, in 2006.

(7) Income Taxes

Income tax expense for the years ended December 31 consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$6,222	$2,950	$1,851
State	754	778	502

Total current	6,976	3,728	2,353

Deferred:
Federal	(552)	1,792	1,789
State	170	71	73

Total deferred	(382)	1,863	1,862

Total income taxes	$6,594	$5,591	$4,215

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(7) Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Operating loss and other carryforwards	$529	$320
Organization and start-up costs	29	49
Accrued expenses and other liabilities	1,743	1,238

Gross deferred tax assets	2,301	1,607
Net valuation allowance	(315)	(46)

Net deferred tax assets	$1,986	$1,561

Deferred tax liabilities:
Intangibles	$(14,292)	$(12,278)
Property and equipment	(1,547)	(2,257)
Software costs	(589)	(327)
Other	—	(268)

Total deferred tax liabilities	(16,428)	(15,130)

Net deferred tax liabilities	$(14,442)	$(13,569)

The Company has a valuation allowance against a portion of its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $315,000 and $46,000 as of December 31, 2005 and 2004, respectively. The change in the valuation allowance for the years ended December 31, 2005 and 2004 was $269,000 and $(272,000), respectively. Of the total valuation allowance $308,000 is related to deferred tax assets that relate to stock option deductions. This amount will be recorded to additional paid-in capital when the deferred tax assets are realized.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $2,079,000 and $2,406,000 for the years ended December 31, 2005 and 2004, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2005			2004
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$1,303	$440	$1,743	$957	$314	$1,271
Non-current	(95)	338	243	(85)	375	290

Total deferred tax assets	1,208	778	1,986	872	689	1,561
Deferred tax liabilities:
Current	—	—	—	—	—	—
Non-current	(13,175)	(3,253)	(16,428)	(12,427)	(2,703)	(15,130)

Total deferred tax liabilities	(13,175)	(3,253)	(16,428)	(12,427)	(2,703)	(15,130)

Net deferred tax liabilities	$(11,967)	$(2,475)	$(14,442)	$(11,555)	$(2,014)	$(13,569)

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(7) Income Taxes – (Continued)

The Company has state net operating loss carryforwards of $10,539,000 as of December 31, 2005 which expire at various times from 2007 through 2024.

The following table reconciles the Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2005	2004	2003
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	(0.2)	(0.7)	(0.7)
State taxes, net of Federal benefit	3.6	6.4	3.9
Other permanent differences	0.7	(1.1)	2.3

Effective income tax rate	39.1%	39.6%	40.5%

In the Company’s opinion, adequate tax liabilities have been established for all years. Tax years prior to 2002 are closed.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually of in the aggregate, are expected to have any significant effect on our income tax liability.

(8) Debt

Long-term debt and capital lease obligations consist of the following at December 31 (in thousands):

	2005	2004
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 5.31% to 7.25%	$31,850	$26,950
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	312	1,591

Total long-term debt	32,162	28,541
Less current maturities	123	527

Long-term debt, non-current portion	$32,039	$28,014

Annual maturities of long-term debt and future minimum lease payments under capital leases as of December 31, 2005 are as follows (in thousands):

Long-term Debt
2006	$123
2007	81
2008	31,886
2009	36
2010	36
Thereafter	—

Total payments	$32,162

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(8) Debt – (Continued)

Revolving Line of Credit

The Company has a credit facility that is used for general corporate purposes, including working capital, affiliations, acquisitions and capital expenditures. The facility had an original maturity date of October 2006 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in October 2005. On February 22, 2005, the Company amended the credit facility as a result of the Company’s improved financial position and favorable credit markets and extended the maturity to February 2008, with a scheduled reduction in maximum borrowings to $65,000,000 in February 2007. Amendments to the original facility included a decrease in the interest margin and a decrease in the Company’s commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.0% to 1.00% for prime borrowings and 1.00% to 2.00% for LIBOR borrowings. At December 31, 2005, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.45% and the prime interest rate under the credit facility was 7.25%. In addition, the Company pays a commitment fee which ranges from 0.25% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items. The credit facility is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of its subsidiaries. The Company is also required to comply with financial and other covenants. The financial covenants include a minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit facility agreement. The Company was in compliance with its covenants as of December 31, 2005. The outstanding balance under this line as of December 31, 2005 was $31,850,000, and the Company had a stand-by letter of credit amounting to $650,000. The unused balance at December 31, 2005 was $38,150,000 and based on borrowing covenants, less the stand-by letter of credit, $37,189,000 was available for borrowing.

(9) Related Party Transactions

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the Company entered into a subordinated note agreement with the owners of 1st Advantage, including an individual who became an executive officer of the Company. During 2004, the executive officer’s portion of subordinated note payments made by the Company to 1st Advantage was $61,000. In addition, the asset purchase agreement between the Company and 1st Advantage included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004 less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $4,790,000 which was accrued as of December 31, 2004 and paid in 2005. Of the total contingent payment, the executive officer received approximately $714,000. The subordinated note and service agreement are on substantially the same terms and conditions as all of the Company’s other subordinated note and service agreements.

(10) Stockholders’ Equity

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

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(10) Stockholders’ Equity – (Continued)

over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2005 and 2004 there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2005, 12,840,004 shares were issued and 12,257,504 shares were outstanding. As of December 31, 2004, 12,405,520 shares were issued and 11,823,020 shares were outstanding.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2005 at a cost of $3,874,000. The Company’s 2005 stock dividend was not paid on the repurchased shares of Common Stock.

Cash Dividends

The Company has the ability to pay cash dividends on its Common Stock but has not done so to date. The terms of the Company’s credit facility allow the Company to pay dividends without the lenders’ consent up to certain maximums and compliance with certain covenants.

(11) Stock Compensation Plans

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, (the “2005 Plan”), provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2005, 675,000 shares were authorized under the 2005 Plan, with 675,000 shares reserved for issuance with no shares issued or outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan, (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2005, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance with no shares issued or outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

1999 Restricted Stock Plan

The Company’s 1999 Restricted Stock Plan (the “Restricted Stock Plan”) provides for the grant of restricted shares of the Company’s Common Stock at a price equal to the par value of such shares ($0.01 per share). Restricted shares may be issued to key employees of the Company and shall be subject to such restrictions as the Board of Directors determines, including, but not limited to, time and performance restrictions. The maximum number of restricted shares which could have been issued under the Restricted Stock Plan was 25,000, and as of December 31, 2005, there were no shares issued or outstanding under this Plan. The Restricted Stock Plan was terminated upon the approval of the 2005 Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2005, 2,359,869 shares were authorized under the 1996 Plan, with 1,374,756 shares reserved for issuance and options for 1,374,756 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2005, options for 14,054 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the option granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vests over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2005, options for 54,060 shares were outstanding under the Affiliate Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2005, 577,500 shares were authorized under the 1996 Directors Plan, with 334,386 shares reserved for issuance and options for 334,386 shares outstanding. No further options will be granted under the 1996 Directors Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(11) Stock Compensation Plans – (Continued)

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 314,503 shares have been issued through 2005 and 14,709 shares were committed for issuance as of December 31, 2005.

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,955,251	$6.15	2,520,733	$4.89	2,322,633	$5.31
Granted	240,150	15.75	246,900	8.90	855,609	6.22
Exercised	(399,922)	5.07	(753,270)	2.82	(104,840)	5.20
Cancelled	(18,223)	10.07	(59,112)	6.23	(552,669)	8.66

Outstanding at end of year	1,777,256	$7.65	1,955,251	$6.15	2,520,733	$4.89

Exercisable at end of year	1,150,597	$6.10	1,108,008	$5.67	1,365,731	$4.10

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.41 - $ 5.25	420,043	5.34	$4.99	378,825	$4.96
$ 5.41 - $ 5.98	52,600	6.73	5.77	25,243	5.75
$ 5.99 - $ 5.99	404,366	7.50	5.99	363,268	5.99
$ 6.00 - $ 6.67	371,025	7.63	6.55	259,072	6.52
$ 8.33 - $ 15.75	529,222	7.64	11.98	124,189	9.08

	1,777,256	7.04	$7.65	1,150,597	$6.10

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(11) Stock Compensation Plans – (Continued)

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

	2005		2004		2003
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	3.7%	4.0%	2.6%	1.6%	1.6%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	36%	35%	61%	43%	63%	31%
Expected life (years)	4.0	0.5	4.0	0.5	3.0	0.5
Weighted average fair value of options/ purchase rights granted during the year	$5.29	$3.40	$6.45	$3.34	$3.97	$1.91

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

(12) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation. Total plan expense for the years ended December 31, 2005, 2004 and 2003 was $1,002,000, $995,000 and $809,000, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(13) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2005	2004	2003
Basic Earnings Per Share:
Net earnings available to common stockholders	$10,291	$8,519	$6,181

Weighted average common shares outstanding	12,006	11,372	10,979

Net earnings per share	$0.86	$0.75	$0.56

Diluted Earnings Per Share:
Net earnings available to common stockholders	10,291	$8,519	$6,181

Weighted average common shares outstanding	12,006	11,372	10,979
Add: Dilutive effect of options (1)	710	730	379

Weighted average common shares as adjusted	12,716	12,102	11,358

Net earnings per share	$0.81	$0.70	$0.54

(1)	In 2003, 232,106 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(14) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net revenue	$48,145	$49,427	$49,573	$49,783
Operating expenses	43,560	44,147	45,471	45,061
Earnings from operations	4,585	5,280	4,102	4,722
Earnings before income taxes	4,155	4,888	3,625	4,217
Income taxes	1,646	1,934	1,437	1,577
Net earnings	$2,509	$2,954	$2,188	$2,640
Net earnings per share (1):
Basic	$0.21	$0.25	$0.18	$0.22
Diluted	$0.20	$0.23	$0.17	$0.21
Weighted average common shares outstanding:
Basic	11,870	11,960	12,021	12,181
Diluted	12,534	12,635	12,784	12,876

2004
Net revenue	$44,064	$45,044	$44,640	$44,806
Operating expenses	40,201	40,814	40,960	40,877
Earnings from operations	3,863	4,230	3,680	3,929
Earnings before income taxes	3,398	3,838	3,294	3,580
Income taxes	1,334	1,519	1,301	1,437
Net earnings	$2,064	$2,319	$1,993	$2,143
Net earnings per share (1):
Basic	$0.19	$0.21	$0.17	$0.18
Diluted	$0.18	$0.19	$0.16	$0.17
Weighted average common shares outstanding:
Basic	11,087	11,306	11,452	11,640
Diluted	11,787	12,086	12,195	12,311

(1)

The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(15) Subsequent Events

On February 3, 2006, the Company’s Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice, and compensatory damages, interest, and costs and attorneys’ fees. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2005.

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

Information relating to the executive officers of the Company is included under the caption “Executive Officers and Senior Management of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A summary of our stockholder approved and non-approved equity plans as of December 31, 2005 (in thousands, except per share amounts):

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,777	$7.65	900
Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	85

Total all plans	1,777	$7.65	985

The information set forth under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Compensation Committee Interlocks” in the Company’s Proxy Statement are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Independent Public Accountants” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a	)(1)	Consolidated Financial Statements (See Item 8)

(a	)(2)	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a	)(3)	Exhibits

The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 10th day of March, 2006.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao
Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 10, 2006

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 10, 2006

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 10, 2006

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 10, 2006

/S/ JAMES T. KELLY James T. Kelly	Director	March 10, 2006

/S/ MARTIN J. MANNION Martin J. Mannion	Director	March 10, 2006

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 10, 2006

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 10, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

4(a)	Form of Stock Certificate (1)

4(b)	Form of Subordinated Promissory Note and Form of Subordination Agreement (3)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

10(m)	Amended and Restated Employment and Noncompetition Agreement dated May 15, 2001 between PDHC, Ltd. and Gregory T. Swenson, D.D.S. (9)

10(n)	Registration Rights Agreement dated November 11, 1996, among American Dental Partners, Inc. and certain of its stockholders (the former stockholders of PDHC, Ltd.) (2)

10(q)	Registration Rights Agreement dated October 1, 1997, among American Dental Partners, Inc. and Karl H. Biewald, D.D.S. and Terri M. Lawler (2)

10(s)	Employment agreement dated August 1, 2002 between American Dental Partners, Inc. and Frank D’Allaird, D.D.S. (10)

EXHIBIT INDEX (cont.)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (11)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (11)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (11)

10(w)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2003, between PDHC, Ltd. and PDG, P.A. (12)

10(x)	Credit Agreement dated October 16, 2003 among American Dental Partners, Inc., the Lenders Party Hereto and KeyBank National Association as Agent (13)

10(y)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004, between PDHC, Ltd. and PDG, P.A. (14)

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan (14)

10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (15)

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan (15)

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan (15)

10(dd)	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners, Inc., the Lenders Named Herein and KeyBank National Association as Agent (16)

10(ee)	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between The Subsidiaries of American Dental Partners, Inc. and KeyBank National Association (16)

10(ff)	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners, Inc. and its subsidiaries and KeyBank National Association (16)

10(gg)	Amended and Restated Service Agreement dated January 1, 1999 between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C. (18).

10(hh)	Amendment No. 1 to Amended and Restated Service Agreement dated October 1, 2000 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ii)	Amendment No. 2 to Amended and Restated Service Agreement dated January 1, 2001 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18).

10(jj)	Amendment No. 3 to Amended and Restated Service Agreement dated July 1, 2003 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(kk)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ll)	Amended 2005 Equity Incentive Plan (19)

10(mm)	Amended 2005 Directors Stock Option Plan (19)

10(nn)	Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan (19)

10(oo)	Nonqualified Stock Option Agreement for 2005 Directors Stock Option Plan (19)

10(pp)	Written Description of the Company’s Executive Bonus Plan (20)

10(qq)	Second Amendment to Amended and Restated Service Agreement dated August 10, 2005 between PDHC, Ltd. and PDG, P.A (21)

10(rr)	Fourth Amendment to Amended and Restated Service Agreement dated January 1, 2005 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC, filed herewith.

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics (17)

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.

(4)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.

(6)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.

(7)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.

(8)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.

(10)	Incorporated by reference to the Company’s Form 10-K filed on March 20, 2003.

(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.

(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2003.

(13)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2004.

(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2004.

(16)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

(17)	Incorporated by reference to the Company’s Form 10-K filed on March 17, 2004.

(18)	Incorporated by reference to the Company’s Form 10-K file on March 14, 2005

(19)	Incorporated by reference to the Company’s Form 8-K filed on July 18, 2005

(20)	Incorporated by reference to the Company’s Form 8-K filed on April 20, 2005

(21)	Incorporated by reference to the Company’s Form 8-K filed on August 16, 2005