Form 10-Q
period 2006-03-31
AMERICAN DENTAL PARTNERS INC
filed 2006-05-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

☐  Yes    ☒  No

The number of shares of Common Stock, $0.01 par value, outstanding as of May 3, 2006 was 12,278,630.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,551	$592
Receivables due from affiliated practices	15,436	14,751
Inventories	2,032	2,080
Prepaid expenses and other current assets	3,051	2,228
Prepaid/refundable income taxes	—	915
Deferred income taxes	1,746	1,743

Total current assets	23,816	22,309
Property and equipment, net	44,941	45,184
Non-current assets:
Goodwill	5,095	5,095
Service agreements and other intangible assets, net	96,953	97,260
Other	654	798

Total non-current assets	102,702	103,153

Total assets	$171,459	$170,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,535	$6,929
Accrued compensation and benefits	6,988	8,197
Accrued expenses	5,376	5,005
Income taxes payable	1,526	—
Current maturities of debt	123	123

Total current liabilities	22,548	20,254
Non-current liabilities:
Long-term debt	27,294	32,039
Deferred income taxes	16,081	16,185
Other liabilities	285	273

Total non-current liabilities	43,660	48,497

Total liabilities	66,208	68,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,859,318 and 12,840,004 shares issued; 12,276,818 and 12,257,504 shares outstanding at March 31, 2006 and December 31, 2005, respectively	129	128
Additional paid-in capital	58,541	57,977
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	50,455	47,664

Total stockholders’ equity	105,251	101,895

Total liabilities and stockholders’ equity	$171,459	$170,646

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenue	$54,066	$48,145
Operating expenses:
Salaries and benefits	22,540	20,382
Lab fees and dental supplies	8,711	7,634
Office occupancy	6,335	5,530
Other operating expense	4,818	4,562
General corporate expense	3,352	2,598
Depreciation	1,912	1,645
Amortization of intangible assets	1,310	1,209

Total operating expenses	48,978	43,560

Earnings from operations	5,088	4,585
Interest expense	484	430

Earnings before income taxes	4,604	4,155
Income taxes	1,813	1,646

Net earnings	$2,791	$2,509

Net earnings per common share:
Basic	$0.23	$0.21

Diluted	$0.22	$0.20

Weighted average common shares outstanding:
Basic	12,269	11,870

Diluted	12,851	12,534

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,791	$2,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,912	1,645
Stock-based compensation	304	—
Tax benefit realized on exercise of stock options	—	439
Amortization of intangible assets	1,310	1,209
Other amortization	42	100
Deferred income tax benefit	(104)	—
Loss/(gain) on disposal of property and equipment	79	(1)
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	(681)	(2,652)
Other current assets	(757)	(217)
Accounts payable and accrued expenses	1,807	930
Accrued compensation and benefits	(1,231)	(487)
Income taxes payable/refundable, net	2,441	1,085
Other, net	63	6

Net cash provided by operating activities	7,976	4,566

Cash flows from investing activities:
Cash paid for affiliation transactions	(820)	(3,821)
Capital expenditures, net	(1,489)	(1,670)
Contingent and deferred payments	(208)	(50)
Payment of affiliation costs	(17)	(97)

Net cash used for investing activities	(2,534)	(5,638)

Cash flows from financing activities:
(Repayments) borrowings under revolving line of credit, net	(4,700)	2,950
Repayment of debt	(45)	(1,138)
Proceeds from shares issued under employee stock purchase plan	206	162
Proceeds from shares issued for exercise of stock options	39	381
Tax benefit realized on exercise of stock options	13	—
Tax benefit on disqualified dispositions for employee stock purchase plan	4	—
Payment of debt issuance costs	—	(126)

Net cash (used for) provided by financing activities	(4,483)	2,229

Increase in cash and cash equivalents	959	1,157
Cash and cash equivalents at beginning of period	592	1,378

Cash and cash equivalents at end of period	$1,551	$2,535

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$540	$292

Cash (received) paid during the period for income taxes, net	$(500)	$122

Outstanding checks in excess of deposits in transit	$1,588	$6,638

Non-cash investing activities:
Capital expenditures accrued for, not paid	$114	$30

Acquisitions and affiliations:
Assets acquired	$1,052	$4,316
Liabilities assumed and issued	(232)	(495)

Net cash paid for acquisitions and affiliations	$820	$3,821

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

(2) Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that the provisions of its existing service agreements do not require the Company to consolidate the financial statements of the affiliated practices. Specifically, the Company does not control, nor own any financial interests in, the affiliated practices and does not have a variable interest in such entities as the primary beneficiary.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the 2005 interim consolidated financial statements to conform to the current period presentation. Accrued workers’ compensation has been reclassified to accrued compensation from accrued expenses. As a result, the consolidated statement of cash flows for the period ending March 31, 2005 reflects a reclassification of $72,000 in operating cash flows from accrued expenses to accrued compensation.

(3) Use of Estimates

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

(4) Recent Affiliations

During the first quarter 2006, the Company completed affiliations with three dental practices that joined existing affiliated practices. Aggregate consideration paid in connection with these transactions amounted to approximately $842,000 in cash and assumed liabilities. The terms of the affiliations provide for a deferred payment of $50,000 upon the one year anniversary of the affiliation date and a total of $115,000 in contingent payments based on future financial performance, as defined in the agreements. These practices became subject to existing service agreements at Oklahoma Dental, Redwood Dental Group and Western New York Dental Group.

In connection with these affiliations, the Company recorded $1,002,795 of intangible assets relating to the service agreement with the affiliated practices, with an amortization period of 25 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(5) Intangible Assets

Intangible assets consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2006
Service agreements	$128,849	$(32,048)	$96,801
Customer relationships	205	(53)	152

Total intangible assets	$129,054	$(32,101)	$96,953

December 31, 2005
Service agreements	$127,846	$(30,741)	$97,105
Customer relationships	205	(50)	155

Total intangible assets	$128,051	$(30,791)	$97,260

Intangible amortization expense for the three months ended March 31, 2006 and 2005 was $1,310,000 and $1,209,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $5,200,000. The weighted average amortization period for service agreements and customer relationships is 25 years.

(6) Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years. At March 31, 2006, options for 1,309,615 shares were vested and 637,200 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At March, 31, 2006, 675,000 shares were authorized under the 2005 Plan, with 675,000 shares reserved for issuance, and 212,800 shares issued and outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan (the “2005 Directors Plan”) provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At March 31, 2006, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance, and 50,000 shares issued and outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended, (the “1996 Plan”) provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At March 31, 2006, 2,359,869 shares were authorized under the 1996 Plan, with 1,369,377 shares reserved for issuance and options for 1,369,377 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended, (“TARSOP Plan”) provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At March 31, 2006, options for 14,054 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended, (the “Affiliate Plan”) provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vests over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At March 31, 2006, options for 54,060 shares were outstanding under the Affiliate Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended, (the “1996 Directors Plan”) provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At March 31, 2006, 577,500 shares were authorized under the 1996 Directors Plan, with 334,386 shares reserved for issuance and options for 334,386 shares outstanding. No further options will be granted under the 1996 Directors Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan” or “ESPP”) enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock have been reserved for issuance under the ESPP, of which 329,212 shares have been issued through March 31, 2006.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because the Company granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

Under SFAS No. 123 (R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated by the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is using the Black-Scholes model. The adoption of SFAS No. 123 (R), applying the “modified prospective method”, as elected by the Company, requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing those forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123 (R) requires the Company to reflect tax savings resulting from the tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Had the compensation cost for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards prior to January 1, 2006, consistent with SFAS No. 123 (R), the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2006	2005
Net earnings, as reported	$2,791	$2,509
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	—	(204)

Pro forma net earnings	$2,791	$2,305

Earnings per share:
Basic, as reported	$0.23	$0.21

Basic, pro forma	$0.23	$0.19

Diluted, as reported	$0.22	$0.20

Diluted, pro forma	$0.22	$0.18

The Company recognized stock-based compensation expense of $303,645 in the first quarter of 2006 which was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $104,436 and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2006, was approximately $3.8 million and the weighted average period of time over which this cost will be recognized is 3.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2006 and 2005:

	2006	2005
Risk free interest rate	4.59%	3.70%
Expected life	6.25 years	4.0 years
Expected volatility	42.45%	36.00%
Expected dividend yield	—	—
Weighted average fair value of options	$6.74	$5.29

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-based Payment.”

The weighted average fair value of employee stock purchase rights granted in the first quarter of 2006 was $4.79. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.40%, expected life of 0.5 years, volatility of 36.51% and a zero dividend yield.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first quarter of 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,780	$7.65	—	—
Granted	263	13.80	—	—
Exercised	(5)	8.53	—	—
Forfeited or expired	(3)	11.46	—	—

Outstanding at March 31, 2006	2,035	8.44	7.19	$10,907

Exercisable at March 31, 2006	1,310	$6.62	6.35	$9,143

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2006 and 2005 are provided in the following table (in thousands):

	2006	2005
Proceeds from stock options exercised	$39	$381
Tax benefit related to stock options exercised	$13	$439
Intrinsic value of stock options exercised	$36	$1,219

(7) Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Reimbursement of expenses:
Salaries and benefits	$18,818	$16,718
Lab and dental supplies	9,272	8,156
Office occupancy expense	5,784	5,098
Other operating expense	3,891	3,654
Depreciation expense	1,638	1,419

Total reimbursement of expenses	39,403	35,045
Business service fees	13,573	11,870

Revenue earned under service agreements	52,976	46,915
Professional services and dental laboratory fees	1,090	1,230

Net revenue	$54,066	$48,145

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 30% and 31% of its consolidated net revenue for the three months ended March 31, 2006 and 2005, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 14% and 13% of its consolidated net revenue for the three months ended March 31, 2006 and 2005, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

(8) Earnings Per Share

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,791	$2,509

Weighted average common shares outstanding	12,269	11,870

Net earnings per share	$0.23	$0.21

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,791	$2,509

Weighted average common shares outstanding	12,269	11,870
Add: Dilutive effect of options (1)	582	664

Weighted average common shares as adjusted	12,851	12,534

Net earnings per share	$0.22	$0.20

(1)	For the three months ended March 31, 2006, 497,850 options were excluded due to their antidilutive effect.

(9) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of March 31, 2006, four affiliated practices, comprising 30 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,432,000, which includes approximately $70,000 in capitalized interest, in connection with this project as of March 31, 2006, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005. These costs will be amortized over ten years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(10) Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting of and reporting of a change in accounting principal and applies to all voluntary changes in accounting principal. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant effect on its future consolidated financial statements.

(11) Subsequent Event

On April 1, 2006, the Company completed an affiliation with Deerwood Orthodontics, LLC. The Company acquired certain non-clinical assets and entered into a 40-year service agreement with the dental group. Deerwood Orthodontics is a five location, three orthodontist group practice serving the greater Milwaukee market, generating approximately $2.5 million in patient revenue. As a part of the transaction the Company’s existing affiliate, Forward Dental, will contribute its orthodontic practice to Deerwood Orthodontics. As a result, Deerwood Orthodontics will employ eight orthodontists with 14 locations, generating 5 million in patient revenue annually.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2006, we were affiliated with 19 dental group practices, comprising 451 full-time equivalent dentists practicing in 188 dental facilities in 18 states.

Recent Developments

On February 3, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint. For the three months ended March 31, 2006, revenues generated from our service agreement with PDG represented 30% of our consolidated net revenues. We cannot determine the outcome of the litigation. However, a disruption or termination of the service agreement could have a material adverse effect on our business, financial condition, operating trends and results of operations. In addition, we expect to incur ongoing expenses in connection with the PDG litigation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Service Agreements and Affiliations

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

During the first quarter 2006, we completed affiliations with three dental practices that joined existing affiliated practices. Aggregate consideration paid in connection with these transactions amounted to approximately $842,000 in cash and assumed liabilities. The terms of the affiliations provide for a deferred payment of $50,000 upon the one year anniversary of the affiliation date and a total of $115,000 in contingent payments based on future financial performance, as defined in the agreements. These practices became subject to existing service agreements at Oklahoma Dental, Redwood Dental Group and Western New York Dental Group.

In connection with these affiliations, the Company recorded $1,002,795 of intangible assets relating to the service agreement with the affiliated practices, with an amortization period of 25 years.

Revenue Overview

Our Revenue

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

The following table provides the components of our net revenue for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Reimbursement of expenses	$39,403	$35,045
Business service fees	13,573	11,870

Revenue earned under service agreements	52,976	46,915
Other revenue	1,090	1,230

Net revenue	$54,066	$48,145

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For additional information on components of our net revenue, see Note 7 of “Notes to Interim Consolidated Financial Statements.”

Patient Revenue of the Affiliated Practices

Although we do not control, nor own any equity interests in, the affiliated practices or professional corporations (“PCs”) and, accordingly, do not consolidate their financial statements with ours, we believe it is important to understand their revenue. Most of the operating expenses incurred by us are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices. As used in this discussion, “patient revenue” represents revenue reported by the affiliated practices earned from the provision of dental care to their patients. Patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue. It is however, a financial measure we use, along with other financial measures, to monitor the performance of the affiliated practices and to help identify and analyze operating trends which may impact our business.

The affiliated practices generate revenue from treating patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix of the affiliated practices for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended March 31,
	2006	2005
Fee-for-service	31%	37%
PPO and dental referral plans	53%	45%
Capitated managed care plans	16%	18%

After collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by the affiliated practices for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by the affiliated practices. The following table sets forth for the three months ended March 31, 2006 and 2005, the patient revenue of the affiliated practices, the amounts due to us under service agreements, and amounts retained for compensation of dentists and other clinical staff, where applicable (in thousands):

	Three Months Ended March 31,		% Change
	2006	2005
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$81,234	$72,059	13%
Platform dental group practices that affiliated with us during periods of comparison	3,052	1,483	106%

Total patient revenue	84,286	73,542	15%
Amounts due to the Company under service agreements	52,976	46,915	13%

Amounts retained by affiliated practices	$31,310	$26,627	18%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Same market patient revenue growth was 13% for the three months ended March 31, 2006. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2005, and for the current quarter was comprised of a 7.2% increase in provider hours, a 4.0% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices increased 13% to $31,310,000, for the three months ended March 31, 2006 from $26,267,000 for the three months ended March 31, 2005. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.1% for the three months ended March 31, 2006, compared to 36.2% from the three months ended March 31, 2005. This increase is due primarily to greater profitability levels at the affiliated practices.

Results of Operations

The following tables set forth our net revenue and results of operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	54,066	100.0%	48,145	100.0%	12.3%
Salaries and benefits	22,540	41.7%	20,382	42.3%	10.6%
Lab fees and dental supplies	8,711	16.1%	7,634	15.9%	14.1%
Office occupancy	6,335	11.7%	5,530	11.5%	14.6%
Other operating expenses	4,818	8.9%	4,562	9.5%	5.6%
General corporate expenses	3,352	6.2%	2,598	5.4%	29.0%
Depreciation expense	1,912	3.5%	1,645	3.4%	16.2%
Amortization of intangible assets	1,310	2.4%	1,209	2.5%	8.4%

Total operating expenses	48,978	90.6%	43,560	90.5%	12.4%

Earnings from operations	5,088	9.4%	4,585	9.5%	11.0%
Interest expense, net	484	0.9%	430	0.9%	12.6%

Earnings before income taxes	4,604	8.5%	4,155	8.6%	10.8%
Income taxes	1,813	3.4%	1,646	3.4%	10.1%

Net earnings	$2,791	5.2%	$2,509	5.2%	11.2%

Net Revenue

Net revenue increased 12.3% to $54,066,000 for the three months ended March 31, 2006 from $48,145,000 for the three months ended March 31, 2005. The increase was attributable to same market net revenue growth from our affiliated dental groups of 11.3% for the three months ended March 31, 2006.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 30% and 31% of our consolidated net revenue for the three months ended March 31, 2006 and 2005, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 14% and 13% of our consolidated net revenue for the three months ended March 31, 2006 and 2005, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

Salaries and Benefits

Salaries and benefits expense includes costs of personnel working for us in the dental facilities, dental laboratories and local and regional shared service centers. At the facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The personnel at the local and regional shared service centers support the staff at the dental facilities.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Salaries and benefits expense as a percentage of net revenue decreased to 41.7% for the three months ended March 31, 2006 from 42.3% for the three months ended March 31, 2005. The decrease is due to increased productivity at the affiliated dental groups.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased to 16.1% of net revenue for the three months ended March 31, 2006 from 15.9% for the three months ended March 31, 2005. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.3% and 10.4% for the three months ended March 31, 2006 and 2005, respectively.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 11.7% for the three months ended March 31, 2006 from 11.5% for the three months ended March 31, 2005. The increase is primarily attributable to the relocation of our Park Dental resource group and National Information Systems team at the beginning of the year. During the three months ended March 31, 2006, we expanded five dental facilities and opened one de novo facility.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. For the three months ended March 31, 2006, other operating expenses as a percentage of net revenue decreased to 8.9% from 9.5% for the three months ended March 31, 2005. The decrease is primarily due to leveraging of these expenses as a result of increased patient revenue at the affiliated practices.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue, increased to 6.2% for the three months ended March 31, 2006, from 5.4% for the three months ended March 31, 2005. The increase was due to stock-based compensation expense and costs associated with the PDG litigation (see “Recent Developments”). The adoption of Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment”, (SFAS No.123 (R)), effective January 1, 2006, which resulted in $304,000 of stock-based compensation expense, $185,000 net of tax, for the three months ended March 31, 2006. We estimate stock-based compensation expense for the full year 2006 will be approximately $1,300,000, or approximately $786,000, net of tax. In addition, we incurred approximately $300,000 in legal expenses associated with the PDG litigation for the three months ended March 31, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 3.5% for the three months ended March 31, 2006 from 3.4% for the three months ended March 31, 2005. The increase was primarily due to facility relocations at Forward Dental and Park Dental during 2005, the installation of new signage at all Forward Dental facilities during 2005 and to a lesser extent increased depreciation on information technology equipment as a result of implementing Improvis, our proprietary practice management system, at 30 dental facilities as of March 31, 2006.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2006. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2006 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of net revenue decreased to 2.4% in the three months ended March 31, 2006 from 2.5% for the three months ended March 31, 2005. Amortization expense decreased due to improved same market net revenue growth of the affiliated dental groups.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 11.0% to $5,088,000, or 9.4% of net revenue, for the three months ended March 31, 2006, from $4,585,000, or 9.5% of net revenue, for the three months ended March 31, 2005. Earnings from operations decreased as a percentage of net revenue primarily due to the recognition of stock-based compensation expense as a result of the adoption of SFAS No. 123 (R) and costs associated with the PDG litigation.

Interest Expense

Net interest expense increased to $484,000 in the three months ended March 31, 2006, from $430,000 in the three months ended March 31, 2005. The increase is due to higher LIBOR on our credit facility, offset by lower borrowings. See the Liquidity and Capital Resources section for more information related to our credit facility.

Income Taxes

Our effective tax rate was 39.4% for the three months ended March 31, 2006. For the three months ended March 31, 2005, our effective tax rate was 39.6%. The decrease is due to lower state income tax provisions.

Net Earnings

As a result of the foregoing, net earnings increased 11.2% to $2,791,000, or 5.2% of net revenue, for the three months ended March 31, 2006, from $2,509,000, or 5.2% of net revenue, for the three months ended March 31, 2005. The increase in net earnings is primarily due to same market net revenue growth at the affiliated dental groups and, to a lesser extent, leveraging of other operating expenses, offset by stock-based compensation expense and costs associated with the PDG litigation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, principally from operating cash flows and borrowings under our revolving line of credit facility. We have, in the past, also used proceeds from the sale of equity securities and the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

For the three months ended March 31, 2006 and 2005, cash provided by operating activities amounted to $7,976,000 and $4,566,000, respectively. For the three months ended March 31, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and income taxes payable, offset by increases in receivables due from affiliated practices, and other current assets and a reduction in accrued compensation. For the three months ended March 31, 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses and income taxes payable, partially offset by an increase in receivables due from affiliated practices and other current assets and a reduction in accrued compensation and benefits. The increase in receivables due from affiliated practices, which totaled $2,652,000, was due to an increase in patient receivables balances in addition to several of our affiliated practices distributing their accumulated 2004 profits to their doctor partners at our affiliated practices during the quarter. The increase in cash provided by operating activities during the three months ended March 31, 2006 was due to increases in accounts payable and income taxes payable in addition to an improvement in days sales outstanding at the affiliated practices from 35 days at March 31, 2005 to 32 days at March 31, 2006. In addition, cash from operating activities was affected by SFAS No. 123 (R) as tax benefits recognized from the issuance of common stock for stock option exercises is reflected as a cash flow from financing activities in the three months ended March 31, 2006. This effect was offset by the recognition of stock-based compensation as a cash flow from operations.

For the three months ended March 31, 2006 and 2005, cash used for investing activities amounted to $2,534,000 and $5,638,000, respectively. Cash used for investing activities during the three months ended March 31, 2006 was primarily used for capital expenditures and payments made as part of affiliations, including contingent payments, which were $1,489,000 and $1,045,000, respectively. Cash used for investing activities during the three months ended March 31, 2005 was primarily used for payments made as part of affiliations, including contingent payments, and capital expenditures, which were $3,968,000 and $1,670,000, respectively. The decrease in cash used for investing activities is principally due to less cash paid in connection with affiliations and to a lesser extent lower capital expenditures for the three months ended March 31, 2006 as compared to the same period in 2005. We anticipate capital expenditures for the full year 2006 to be comparable to prior years due to the continued relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the three months ended March 31, 2006, cash used for financing activities amounted to $4,483,000 while cash generated by financing activities for the three months ending March 31, 2005, was $2,229,000. Cash used for financing activities during the three months ended March 31, 2006 was a result of repayments of borrowings of $4,700,000 and payments of debt of $45,000, offset by proceeds from employee stock plan purchases and the exercise of stock options of $206,000 and $39,000, respectively. Cash generated from financing activities for the three months ended March 31, 2005, was a result of increased borrowings of $2,950,000, proceeds from the exercise of stock options and employee stock plan purchases of $381,000 and $162,000, respectively, offset by repayments of debt of $1,138,000 and payment of debt issuance costs of $126,000. The difference in financing activities between the two periods is driven by higher borrowings due to increased payments made as part of affiliations in addition to more stock option exercises during the three months ended March 31, 2005.

We have a $70,000,000 revolving credit facility that we use for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. The facility had an original maturity date of October 2006 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in October 2005. On February 22, 2005, we amended our credit facility as a result of our improved financial position and favorable credit markets and extended the maturity to February 2008, with a scheduled reduction in maximum borrowings to

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

$65,000,000 in February 2007. Amendments to the original facility included a decrease in the interest margin and a decrease in commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 1.0% for prime borrowings and 1.0% to 2.0% for LIBOR borrowings. At March 31, 2006, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.8% and the prime interest rate under the credit facility was 7.75%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.25% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of March 31, 2006. The outstanding balance under this line as of March 31, 2006 was $27,150,000, and we had a stand-by letter of credit amounting to $650,000 at March 31, 2006. The unused balance under this line as of March 31, 2006 was $42,850,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $41,930,000 was available for borrowing.

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

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of March 31, 2006.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We maintain reserves for losses below retention levels for certain of these programs. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,400,000 and $800,000 as of March 31, 2006 and 2005, respectively. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) “Share-Based Payment,” applying the “modified prospective method.” The Company uses the Black-Scholes option-pricing model, which requires the input of various assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statement of income.

Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because the Company granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

The Company recognized stock-based compensation expense of $304,000 in the first quarter of 2006 which was recorded within general corporate expenses on the Company’s consolidated statement of income. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2006, was approximately $3.8 million and the weighted average period of time over which this cost will be recognized is 3.3 years.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principal and applies to all voluntary changes in accounting principal. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2006 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $272,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2006.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2005, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental, (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount, and return of the “Park Dental” name to PDG. For the three months ended March 31, 2006, revenues generated from our service agreement with PDG represented 30% of our consolidated net revenues. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice, and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 27.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 9, 2006	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 9, 2006	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

May 9, 2006	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Supplement to Amended and Restated Pledge and Security Agreement dated April 19, 2006 between PDHC, Ltd., and KeyBank National Association.

10.2	Amendment to Service Agreement dated effective as of January 1, 2006 between Wisconsin Dental Group, S.C., and American Dental Partners of Wisconsin, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer