Form 10-Q
period 2006-06-30
AMERICAN DENTAL PARTNERS INC
filed 2006-08-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

☐ Yes  ☒ No

The number of shares of Common Stock, $0.01 par value, outstanding as of August 4, 2006 was 12,309,675.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,081	$592
Receivables due from affiliated practices	14,415	14,751
Inventories	2,114	2,080
Prepaid expenses and other current assets	3,194	2,228
Prepaid/refundable income taxes	308	915
Deferred income taxes	1,746	1,743

Total current assets	23,858	22,309

Property and equipment, net	44,682	45,184

Non-current assets:
Goodwill	5,095	5,095
Service agreements and other intangible assets, net	98,789	97,260
Other	612	798

Total non-current assets	104,496	103,153

Total assets	$173,036	$170,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,567	$6,929
Accrued compensation and benefits	8,345	8,197
Accrued expenses	5,720	5,005
Current maturities of debt	123	123

Total current liabilities	21,755	20,254
Non-current liabilities:
Long-term debt	26,108	32,039
Deferred income taxes	15,964	16,185
Other liabilities	305	273

Total non-current liabilities	42,377	48,497

Total liabilities	64,132	68,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,869,080 and 12,840,004 shares issued; 12,286,580 and 12,257,504 shares outstanding at June 30, 2006 and December 31, 2005, respectively	129	128
Additional paid-in capital	59,011	57,977
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	53,638	47,664

Total stockholders’ equity	108,904	101,895

Total liabilities and stockholders’ equity	$173,036	$170,646

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$55,078	$49,427	$109,144	$97,572
Operating expenses:
Salaries and benefits	22,396	20,595	44,936	40,977
Lab fees and dental supplies	8,971	7,976	17,682	15,610
Office occupancy	6,482	5,498	12,817	11,028
Other operating expense	4,850	4,565	9,668	9,127
General corporate expense	3,378	2,602	6,730	5,200
Depreciation	1,939	1,669	3,851	3,314
Amortization of intangible assets	1,339	1,242	2,649	2,451

Total operating expenses	49,355	44,147	98,333	87,707

Earnings from operations	5,723	5,280	10,811	9,865
Interest expense	470	392	954	822

Earnings before income taxes	5,253	4,888	9,857	9,043
Income taxes	2,070	1,934	3,883	3,580

Net earnings	$3,183	$2,954	$5,974	$5,463

Net earnings per common share:
Basic	$0.26	$0.25	$0.49	$0.46

Diluted	$0.25	$0.23	$0.46	$0.43

Weighted average common shares outstanding:
Basic	12,280	11,960	12,275	11,915

Diluted	12,848	12,635	12,850	12,585

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$5,974	$5,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,851	3,314
Stock-based compensation	678	-
Tax benefit realized on exercise of stock options	-	537
Amortization of intangible assets	2,649	2,451
Other amortization	83	142
Deferred income tax benefit	(221)	-
Loss on disposal of property and equipment	80	1
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	335	(1,802)
Other current assets	(707)	(273)
Accounts payable and accrued expenses	1,149	1,093
Accrued compensation and benefits	93	679
Income taxes payable/refundable, net	607	862
Other, net	83	(23)

Net cash provided by operating activities	14,654	12,444

Cash flows from investing activities:
Cash paid for affiliation transactions	(4,396)	(4,436)
Capital expenditures, net	(2,857)	(4,161)
Contingent and deferred payments	(115)	(109)
Payment of affiliation costs	(224)	(4,848)

Net cash used for investing activities	(7,592)	(13,554)

Cash flows from financing activities:
(Repayments) borrowings under revolving line of credit, net	(5,850)	3,150
Repayment of debt	(81)	(1,219)
Proceeds from shares issued under employee stock purchase plan	206	162
Proceeds from shares issued for exercise of stock options	102	492
Tax benefit realized on exercise of stock options	42	-
Tax benefit on disqualified dispositions for employee stock purchase plan	8	-
Payment of debt issuance costs	-	(176)

Net cash (used for) provided by financing activities	(5,573)	2,409

Increase in cash and cash equivalents	1,489	1,299
Cash and cash equivalents at beginning of period	592	1,378

Cash and cash equivalents at end of period	$2,081	$2,677

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$947	$668

Cash paid during the period for income taxes, net	$3,492	$2,178

Outstanding checks in excess of deposits in transit	$1,250	$2,040

Non-cash investing activities:
Capital expenditures accrued for, not paid	$289	$592

Acquisitions and affiliations:
Assets acquired	$4,795	$4,963
Liabilities assumed and issued	(399)	(527)

Net cash paid for acquisitions and affiliations	$4,396	$4,436

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the 2005 interim consolidated financial statements to conform to the current period presentation. As a result, the consolidated statement of cash flows for the period ending June 30, 2005, reflects a reclassification of $170,000 in operating cash flows from accrued expenses to accrued compensation.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4)	Recent Affiliations

During the second quarter of 2006, the Company completed affiliations with four dental practices that joined existing affiliated practices and completed one platform affiliation in Wisconsin. These practices became subject to existing service agreements at Associated Dental Care Providers, Longhorn Dental Associates, Forward Dental and Western New York Dental Group. Aggregate consideration paid in connection with these transactions amounted to approximately $3.6 million in cash and assumed liabilities. The terms of one affiliation provides for a $50,000 contingent payment based on future financial performance, as defined in the agreement. The terms of one affiliation provide for a future payment contingent upon revenue growth exceeding an amount specified in the agreement, payable in 2007. In connection with these affiliations, the Company recorded approximately $3.2 million of intangible assets relating to the service agreement with the affiliated practices, with a weighted amortization period of 24.7 years.

In connection with certain affiliations the Company has potential contingent payments due in future years of: $275,000 in 2006, $1,430,000 in 2007, $240,000 in 2008, $0 in 2009 and 2010, and $1,800,000 thereafter. The Company records the contingent payments in the period they are resolved.

(5)	Intangible Assets

Intangible assets consisted of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2006
Service agreements	$132,021	$(33,381)	$98,640
Customer relationships	205	(56)	149

Total intangible assets	$132,226	$(33,437)	$98,789

December 31, 2005
Service agreements	$127,846	$(30,741)	$97,105
Customer relationships	205	(50)	155

Total intangible assets	$128,051	$(30,791)	$97,260

Intangible amortization expense for the three and six months ended June 30, 2006 was $1,339,000 and $2,649,000, respectively. Intangible amortization expense for the three and six months ended June 30, 2005 was $1,242,000 and $2,451,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $5,400,000. The weighted average amortization period for service agreements and customer relationships is 25 and 15 years, respectively.

(6)	Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years. At June 30, 2006, options for 1,310,219 shares were vested and 637,200 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At June 30, 2006, 675,000 shares were authorized under the 2005 Plan, with 675,000 shares reserved for issuance, and options for 212,800 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan (the “2005 Directors Plan”) provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At June 30, 2006, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance, and options for 50,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended, (the “1996 Plan”) provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At June 30, 2006, 2,359,869 shares were authorized under the 1996 Plan, with 1,362,090 shares reserved for issuance and options for 1,362,090 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended, (“TARSOP Plan”) provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At June 30, 2006, options for 14,054 shares were outstanding under the TARSOP Plan. All outstanding options to purchase such shares became exercisable at the completion of the Company’s initial public offering except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended, (the “Affiliate Plan”) provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vests over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At June 30, 2006, options for 51,585 shares were outstanding under the Affiliate Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended, (the “1996 Directors Plan”) provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At June 30, 2006, 577,500 shares were authorized under the 1996 Directors Plan, with 334,386 shares reserved for issuance and options for 334,386 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan” or “ESPP”) enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock have been reserved for issuance under the ESPP, of which 329,212 shares have been issued through June 30, 2006.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net earnings, as reported	$2,954	$5,463
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(295)	(499)

Pro forma net earnings	$2,659	$4,964

Earnings per share:
Basic, as reported	$0.25	$0.46

Basic, pro forma	$0.22	$0.42

Diluted, as reported	$0.23	$0.43

Diluted, pro forma	$0.21	$0.39

The Company recognized stock-based compensation expense of $373,824 and $677,469 in the three and six month periods ended June 30, 2006, respectively, which was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $116,514 and $220,950 for the three and six month periods ended June 30, 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2006, was approximately $3.9 million and the weighted average period of time over which this cost will be recognized is 3.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2006 and 2005:

	2006	2005
Risk free interest rate	4.59%	3.70%
Expected life	6.25 years	4.0 years
Expected volatility	42.45%	36.00%
Expected dividend yield	-	-

Weighted average fair value of options	$6.74	$5.29

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

The weighted average fair value of employee stock purchase rights granted in the first quarter of 2006 was $4.79. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.40%, expected life of 0.5 years, volatility of 36.51% and a dividend yield of 0%.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first six months of 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,780	$7.65	-	-
Granted	263	13.80	-	-
Exercised	(14)	7.08	-	-
Forfeited or expired	(3)	11.46	-	-

Outstanding at June 30, 2006	2,026	$8.45	6.95	$13,912

Exercisable at June 30, 2006	1,310	$6.62	6.11	$11,354

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of 2006 and 2005 are provided in the following table (in thousands):

	2006	2005
Proceeds from stock options exercised	$102	$492
Tax benefit related to stock options exercised	$42	$537
Intrinsic value of stock options exercised	$112	$1,462

(7)	Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reimbursement of expenses:
Salaries and benefits	$18,749	$16,907	$37,568	$33,625
Lab and dental supplies	9,511	8,550	18,783	16,706
Office occupancy expense	6,018	5,080	11,802	10,178
Other operating expense	3,954	3,645	7,845	7,299
Depreciation expense	1,650	1,449	3,287	2,868

Total reimbursement of expenses	39,882	35,631	79,285	70,676
Business service fees	13,950	12,517	27,523	24,387

Revenue earned under service agreements	53,832	48,148	106,808	95,063
Professional services and dental laboratory fees	1,246	1,279	2,336	2,509

Net revenue	$55,078	$49,427	$109,144	$97,572

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 29% and 31% of its consolidated net revenue for the three months ended June 30, 2006 and 2005, respectively, and represented approximately 30% and 31% of its consolidated net revenue for the six months ended June 30, 2006 and 2005, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of its consolidated net revenue for the three and six months ended June 30, 2006 and 2005. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,183	$2,954	$5,974	$5,463

Weighted average common shares outstanding	12,280	11,960	12,275	11,915

Net earnings per share	$0.26	$0.25	$0.49	$0.46

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,183	$2,954	$5,974	$5,463

Weighted average common shares outstanding	12,280	11,960	12,275	11,915
Add: Dilutive effect of options (1)	568	675	575	670

Weighted average common shares as adjusted	12,848	12,635	12,850	12,585

Net earnings per share	$0.25	$0.23	$0.46	$0.43

(1)	For the three and six months ended June 30, 2006, 496,350 and 422,384 options were excluded due to their antidilutive effect, respectively

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(9)	Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of June 30, 2006, four affiliated practices, comprising 30 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,483,000, which includes approximately $78,000 in capitalized interest, in connection with this project as of June 30, 2006, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005. These costs will be amortized over ten years.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company will assess the impact FIN No. 48 will have on its consolidated financial statements.

(11)	Subsequent Event

On July 1, 2006, the Company completed an affiliation with Dental Net Group which joined the existing affiliated practice in Arizona. The Company acquired certain non-clinical assets and Dental Net Group became subject to the existing service agreement at Associated Dental Care Providers. Dental Net Group is a five location, 38 dentist group practice serving the greater Arizona market, generating approximately $9 million in patient revenue annually.

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

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2006, we were affiliated with 20 dental group practices, comprising 443 full-time equivalent dentists practicing in 195 dental facilities in 18 states.

Recent Developments

On February 3, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint. For the three months ended June 30, 2006, revenues generated from our service agreement with PDG represented 29% of our consolidated net revenues. We cannot determine the outcome of the litigation. However, a disruption or termination of the service agreement could have a material adverse effect on our business, financial condition, operating trends and results of operations. In addition, we expect to incur ongoing expenses in connection with the PDG litigation.

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

During the second quarter of 2006, we completed affiliations with four dental practices that joined existing affiliated practices and completed one platform affiliation in Wisconsin. These practices became subject to existing service agreements at Associated Dental Care Providers, Longhorn Dental Associates, Forward Dental and Western New York Dental Group. Aggregate consideration paid in connection with these transactions amounted to approximately $3.6 million in cash and assumed liabilities. The terms of one affiliation provides for a $50,000 contingent payment based on future financial performance, as defined in the agreement. The terms of one affiliation provide for a future payment contingent upon revenue growth exceeding an amount specified in the agreement, payable in 2007. In connection with these affiliations, we recorded approximately $3.2 million of intangible assets relating to the service agreement with the affiliated practices, with a weighted amortization period of 24.7 years.

In connection with certain affiliations we have potential contingent payments due in future years of: $275,000 in 2006, $1,430,000 in 2007, $240,000 in 2008, $0 in 2009 and 2010, and $1,800,000 thereafter. We record the contingent payments in the period they are resolved.

Revenue Overview

Our Revenue

Our consolidated net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, fees for dental laboratory services and fees for professional services rendered to dental benefit providers relating to the arrangement for the provision of care to patients.

The following table provides the components of our net revenue for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reimbursement of expenses	$39,882	$35,631	$79,285	$70,676
Business service fees	13,950	12,517	27,523	24,387

Revenue earned under service agreements	53,832	48,148	106,808	95,063
Other revenue	1,246	1,279	2,336	2,509

Net revenue	$55,078	$49,427	$109,144	$97,572

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

The affiliated practices generate revenue from treating patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix of the affiliated practices for the six months ended June 30, 2006 and 2005 was:

	Six Months Ended June 30,
	2006	2005
Fee-for-service	31%	34%
PPO and dental referral plans	52%	48%
Capitated managed care plans	17%	18%

After collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by the affiliated practices for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by the affiliated practices. The following table sets forth for the three and six months ended June 30, 2006 and 2005, the patient revenue of the affiliated practices, the amounts due to us under service agreements, and amounts retained for compensation of dentists and other clinical staff, where applicable (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Patient revenue - affiliated practices:
Platform dental groups affiliated with us in both periods of comparison	$83,519	$75,821	10%	$161,899	$145,555	11%
Platform dental groups that affiliated with us during periods of comparison	528	-	N/A	6,434	3,808	69%

Total patient revenue	84,047	75,821	11%	168,333	149,363	13%
Amounts due to the Company under service agreements	53,832	48,148	12%	106,808	95,063	12%

Amounts retained by affiliated practices	$30,215	$27,673	9%	$61,525	$54,300	13%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Same market patient revenue growth was 10% for the three months ended June 30, 2006. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2005, and for the current quarter was comprised of a 5.2% increase in provider hours, a 4.2% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit providers. Same market patient revenue growth was 11% for the six months ended June 30, 2006. Same market patient revenue growth for the six months ending June 30, 2006 was comprised of a 6.0% increase in provider hours, a 3.9% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit providers.

Amounts retained by affiliated practices increased 9% to $30,215,000 for the three months ended June 30, 2006, from $27,673,000 for the three months ended June 30, 2005. As a percentage of patient revenue, amounts retained by affiliated practices decreased to 36.0% for the three months ended June 30, 2006, compared to 36.5% from the three months ended June 30, 2005. This decrease is due primarily to greater profitability levels at the affiliated practices during the three months ended June 30, 2005 compared to the current quarter. Amounts retained by affiliated practices increased 13% to $61,525,000 for the six months ended June 30, 2006, from $54,300,000 for the six months ended June 30, 2005. As a percentage of patient revenue, amounts retained by affiliated practices increased to 36.5% for the six months ended June 30, 2006, compared to 36.4% for the six months ended June 30, 2005. This increase is due to greater profitability levels at the affiliated practices during the first quarter of 2006.

Results of Operations

The following tables set forth our net revenue and results of operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$55,078	100.0%	$49,427	100.0%	11.4%
Salaries and benefits	22,396	40.7%	20,595	41.7%	8.7%
Lab fees and dental supplies	8,971	16.3%	7,976	16.1%	12.5%
Office occupancy	6,482	11.8%	5,498	11.1%	17.9%
Other operating expense	4,850	8.8%	4,565	9.2%	6.2%
General corporate expense	3,378	6.1%	2,602	5.3%	29.8%
Depreciation	1,939	3.5%	1,669	3.4%	16.2%
Amortization of intangible assets	1,339	2.4%	1,242	2.5%	7.8%

Total operating expenses	49,355	89.6%	44,147	89.3%	11.8%

Earnings from operations	5,723	10.4%	5,280	10.7%	8.4%
Interest expense	470	0.9%	392	0.8%	19.9%

Earnings before income taxes	5,253	9.5%	4,888	9.9%	7.5%
Income taxes	2,070	3.7%	1,934	3.9%	7.0%

Net earnings	$3,183	5.8%	$2,954	6.0%	7.8%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$109,144	100.0%	$97,572	100.0%	11.9%
Salaries and benefits	44,936	41.2%	40,977	42.0%	9.7%
Lab fees and dental supplies	17,682	16.2%	15,610	16.0%	13.3%
Office occupancy	12,817	11.7%	11,028	11.3%	16.2%
Other operating expense	9,668	8.9%	9,127	9.4%	5.9%
General corporate expense	6,730	6.2%	5,200	5.3%	29.4%
Depreciation	3,851	3.5%	3,314	3.4%	16.2%
Amortization of intangible assets	2,649	2.4%	2,451	2.5%	8.1%

Total operating expenses	98,333	90.1%	87,707	89.9%	12.1%

Earnings from operations	10,811	9.9%	9,865	10.1%	9.6%
Interest expense	954	0.9%	822	0.8%	16.1%

Earnings before income taxes	9,857	9.0%	9,043	9.3%	9.0%
Income taxes	3,883	3.5%	3,580	3.7%	8.5%

Net earnings	$5,974	5.5%	$5,463	5.6%	9.4%

Net Revenue

Net revenue increased 11.4% to $55,078,000 for the three months ended June 30, 2006 from $49,427,000 for the three months ended June 30, 2005. The increase was attributable to same market net revenue growth from our affiliated dental groups of 10.2% for the three months ended June 30, 2006. Net revenue increased 11.9% to $109,144,000 for the six months ended June 30, 2006 from $97,572,000 for the six months ended June 30, 2005. The increase was attributable to same market net revenue growth from our affiliated dental groups of 11.2% for the six months ended June 30, 2006.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 29% and 31% of our consolidated net revenue for the three months ended June 30, 2006 and 2005, respectively, and represented approximately 30% and 31% of our consolidated net revenue for the six months ended June 30, 2006 and 2005, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of our consolidated net revenue for the three and six months ended June 30, 2006 and 2005. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue decreased to 40.7% for the three months ended June 30, 2006 from 41.7% for the three months ended June 30, 2005. Salaries and benefits expense as a percentage of net revenue decreased to 41.2% for the six months ended June 30, 2006 from 42.0% for the six months ended June 30, 2005. These decreases are due to increased productivity at the affiliated dental groups.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased to 16.3% for the three months ended June 30, 2006 from 16.1% for the three months ended June 30, 2005.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab fees and dental supplies expense as a percentage of net revenue increased to 16.2% for the six months ended June 30, 2006 from 16.0% for the six months ended June 30, 2005. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.7% and 10.5% for the three months ended June 30, 2006 and 2005, respectively. The increase is due to a change in patient revenue mix at one of the affiliated practices. Lab fees and dental supplies expense was 10.5% of patient revenue for the six months ended June 30, 2006 and 2005.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 11.8% for the three months ended June 30, 2006 from 11.1% for the three months ended June 30, 2005. Office occupancy expense as a percentage of net revenue increased to 11.7% for the six months ended June 30, 2006 from 11.3% for the six months ended June 30, 2005. These increases are primarily attributable to the relocation of our Park Dental resource group and National Information Systems team at the beginning of the year. During the three months ended June, 2006, we expanded two dental facilities. During the six months ended June 30, 2006, we expanded seven dental facilities and opened one de novo facility.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of net revenue decreased to 8.8% for the three months ended June 30, 2006, from 9.2% for the three months ended June 30, 2005. Other operating expenses as a percentage of net revenue decreased to 8.9% for the six months ended June 30, 2006, from 9.4% for the six months ended June 30, 2005. The decreases are primarily due to leveraging of these expenses as a result of increased patient revenue at the affiliated practices.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue, increased to 6.1% for the three months ended June 30, 2006, from 5.3% for the three months ended June 30, 2005. General corporate expenses as a percentage of net revenue, increased to 6.2% for the six months ended June 30, 2006, from 5.3% for the six months ended June 30, 2005. These increases were due to stock-based compensation expense and costs associated with the PDG litigation (see “Recent Developments”).

The adoption of Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment”, (SFAS No.123 (R)), effective January 1, 2006, resulted in $374,000 of stock-based compensation expense, $227,000 net of tax, for the three months ended June 30, 2006, and $677,000, $411,000 net of tax, for the six months ended June 30, 2006. We estimate stock-based compensation expense for the full year 2006 will be approximately $1,400,000, or approximately $832,000, net of tax. In addition, we incurred approximately $370,000 in legal expenses associated with the PDG litigation for the three months ended June 30, 2006, and $675,000 for the six months ended June 30, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 3.5% for the three and six months ended June 30, 2006 from 3.4% for the three and six months ended June 30, 2005. The increases were primarily due to facility relocations at Forward Dental and Park Dental during 2005, the installation of new signage at all Forward Dental facilities during 2005 and increased depreciation on information technology equipment as a result of implementing Improvis, our proprietary practice management system, at 30 dental facilities as of June 30, 2006.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2006. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2006 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of net revenue decreased to 2.4% for the three and six months ended June 30, 2006 from 2.5% for the three and six months ended June 30, 2005. Amortization expense decreased as a percentage of net revenue due to improved same market net revenue growth of the affiliated dental groups.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 8.4% to $5,723,000, or 10.4% of net revenue, for the three months ended June 30, 2006, from $5,280,000, or 10.7% of net revenue, for the three months ended June 30, 2005. Earnings from operations increased 9.6% to $10,811,000, or 9.9% of net revenue, for the six months ended June 30, 2006, from $9,865,000, or 10.1% of net revenue, for the six months ended June 30, 2005. Earnings from operations decreased as a percentage of net revenue primarily due to the recognition of stock-based compensation expense as a result of the adoption of SFAS No. 123 (R) and costs associated with the PDG litigation.

Interest Expense

Net interest expense increased to $470,000 for the three months ended June 30, 2006, from $392,000 for the three months ended June 30, 2005. Net interest expense increased to $954,000 for the six months ended June 30, 2006, from $822,000 for the six months ended June 30, 2005. These increases are due to higher LIBOR on our credit facility, offset by lower borrowings. See the Liquidity and Capital Resources section for more information related to our credit facility.

Income Taxes

Our effective tax rate was 39.4% for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, our effective tax rate was 39.6%. The decrease is due to lower state income tax provisions.

Net Earnings

As a result of the foregoing, net earnings increased 7.8% to $3,183,000, or 5.8% of net revenue, for the three months ended June 30, 2006, from $2,954,000, or 6.0% of net revenue, for the three months ended June 30, 2005. Net earnings increased 9.4% to $5,974,000, or 5.5% of net revenue, for the six months ended June 30, 2006, from $5,463,000, or 5.6% of net revenue, for the six months ended June 30, 2005. The increases in net earnings are primarily due to same market net revenue growth at the affiliated dental groups, offset by stock-based compensation expense and costs associated with the PDG litigation.

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

For the six months ended June 30, 2006 and 2005, cash provided by operating activities amounted to $14,654,000 and $12,444,000, respectively. For the six months ended June 30, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses and income taxes payable, offset by increases in other current assets. For the six months ended June 30, 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses, income taxes payable and accrued compensation, partially offset by an increase in receivables due from affiliated practices and other current assets. The increase in cash provided by operating activities during the six months ended June 30, 2006 compared to 2005 was primarily due to an improvement in days sales outstanding of the patient accounts receivables at the affiliated practices from 34 days at June 30, 2005 to 31 days at June 30, 2006, resulting in a decrease in receivables due from the affiliated practices. In addition, cash from operating activities was decreased by SFAS No. 123 (R) as tax benefits recognized from the issuance of common stock for stock option exercises is reflected as a cash flow from financing activities in the six months ended June 30, 2006. This effect was offset by the recognition of stock-based compensation as a cash flow from operations.

For the six months ended June 30, 2006 and 2005, cash used for investing activities amounted to $7,592,000 and $13,554,000 respectively. Cash used for investing activities during the six months ended June 30, 2006 was primarily used for payments made as part of affiliations, including contingent payments, and capital expenditures which were $4,735,000 and $2,857,000, respectively. Cash used for investing activities during the six months ended June 30, 2005 was primarily used for payments made as part of affiliations, including contingent payments, and capital expenditures, which were $9,393,000 and $4,161,000, respectively. The decrease in cash used for investing activities is principally due to less cash paid in connection with affiliations, and to a lesser extent lower capital expenditures for the six months ended June 30, 2006 as compared to the same period in 2005. We anticipate capital expenditures for the full year 2006 to be comparable to prior years due to the continued relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the six months ended June 30, 2006, cash used for financing activities amounted to $5,573,000 while cash generated by financing activities for the six months ending June 30, 2005, was $2,409,000. Cash used for financing activities during the six months ended June 30, 2006 was a result of repayments of borrowings of $5,850,000 and payments of debt of $81,000, offset by proceeds from employee stock plan purchases and the exercise of stock options of $206,000 and $102,000, respectively. Cash generated from financing activities for the six months ended June 30, 2005, was a result of increased borrowings of $3,150,000, proceeds from the exercise of stock options and employee stock plan purchases of $492,000 and $162,000, respectively, offset by repayments of debt of $1,219,000 and payment of debt issuance costs of $176,000. The difference in financing activities between the two periods is the result of increased borrowings due to payments made for affiliations in addition to greater stock option exercises during the six months ended June 30, 2005.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amendments to the original facility included a decrease in the interest margin and a decrease in commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 1.0% for prime borrowings and 1.0% to 2.0% for LIBOR borrowings. At June 30, 2006, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.2% and the prime interest rate under the credit facility was 8.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.25% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of June 30, 2006. The outstanding balance under this line as of June 30, 2006 was $26,000,000 and we had a stand-by letter of credit amounting to $650,000 at June 30, 2006. The unused balance under this line as of June 30, 2006 was $44,000,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $43,120,000 was available for borrowing.

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

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of June 30, 2006.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We maintain reserves for losses below retention levels for certain of these programs. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,500,000 and $920,000 as of June 30, 2006 and 2005, respectively. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

The Company recognized stock-based compensation expense of $373,824 and $677,469 in the three and six months ended June 30, 2006, respectively, which was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $116,514 and $220,950 for the three and six months ended June 30, 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2006, was approximately $3.9 million and the weighted average period of time over which this cost will be recognized is 3.2 years.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principal and applies to all voluntary changes in accounting principal. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company not believe the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company will assess the impact FIN No. 48 will have on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at June 30, 2006 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $260,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2006.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental, (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, and breach of fiduciary duty and the implied covenant of good faith and fair dealing. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount, and return of the “Park Dental” name to PDG. For the three months ended June 30, 2006, revenues generated from our service agreement with PDG represented 29% of our consolidated net revenues. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing and fraud and misrepresentation. PDHC seeks to dismiss the Complaint with prejudice, and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint.

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

We held our annual meeting of shareholders on April 28, 2006. At the meeting, the individuals listed below were elected to our Board of Directors. The table below indicates the votes for, votes withheld and the year in which the term expires for such nominee:

Name	Votes For	Votes Withheld	Term Expiring
Derril W. Reeves	11,589,304	104,153	2009
Gregory A. Serrao	11,541,672	151,785	2009
Gerard M. Moufflet	11,642,557	45,900	2007

Robert E. Hunter, D.M.D, James T. Kelly and Martin J. Mannion also serve on our Board of Directors for terms which continue after the annual meeting.

At our annual meeting of shareholders, the shareholders also ratified, by the vote shown in the table below, the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2006.

Shares
Votes for	11,672,951
Votes against	18,992
Abstain	1,514

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 29.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 9, 2006	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 9, 2006	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 9, 2006	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment to Service Agreement dated effective as of January 1, 2006 between Wisconsin Dental Group, S.C., and American Dental Partners of Wisconsin, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer