Form 10-Q
period 2006-09-30
AMERICAN DENTAL PARTNERS INC
filed 2006-11-08
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

☐  Yes    ☒  No

The number of shares of Common Stock, $0.01 par value, outstanding as of November 3, 2006 was 12,312,075.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,750	$592
Receivables due from affiliated practices	14,839	14,751
Inventories	2,084	2,080
Prepaid expenses and other current assets	2,758	2,228
Income tax receivable	748	915
Deferred income taxes	1,746	1,743

Total current assets	23,925	22,309

Property and equipment, net	43,592	45,184

Non-current assets:
Goodwill	5,095	5,095
Service agreements and other intangible assets, net	98,494	97,260
Other	576	798

Total non-current assets	104,165	103,153

Total assets	$171,682	$170,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,434	$6,929
Accrued compensation and benefits	8,330	8,197
Accrued expenses	5,956	5,005
Current maturities of debt	81	123

Total current liabilities	22,801	20,254
Non-current liabilities:
Long-term debt	20,558	32,039
Deferred income taxes	15,936	16,185
Other liabilities	322	273

Total non-current liabilities	36,816	48,497

Total liabilities	59,617	68,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,894,575 and 12,840,004 shares issued; 12,312,075 and 12,257,504 shares outstanding at September 30, 2006 and December 31, 2005, respectively	129	128
Additional paid-in capital	59,758	57,977
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	56,052	47,664

Total stockholders’ equity	112,065	101,895

Total liabilities and stockholders’ equity	$171,682	$170,646

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$53,842	$49,573	$162,986	$147,145
Operating expenses:
Salaries and benefits	22,886	21,496	67,822	62,473
Lab fees and dental supplies	8,929	7,957	26,611	23,567
Office occupancy	6,924	5,962	19,741	16,990
Other operating expense	4,713	4,808	14,381	13,935
General corporate expense	2,645	2,137	9,375	7,337
Depreciation	1,964	1,805	5,815	5,119
Amortization of intangible assets	1,340	1,306	3,989	3,757

Total operating expenses	49,401	45,471	147,734	133,178

Earnings from operations	4,441	4,102	15,252	13,967
Interest expense	449	477	1,403	1,299

Earnings before income taxes	3,992	3,625	13,849	12,668
Income taxes	1,578	1,437	5,461	5,017

Net earnings	$2,414	$2,188	$8,388	$7,651

Net earnings per common share:
Basic	$0.20	$0.18	$0.68	$0.64

Diluted	$0.19	$0.17	$0.65	$0.60

Weighted average common shares outstanding:
Basic	12,308	12,021	12,286	11,951

Diluted	12,934	12,784	12,879	12,654

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$8,388	$7,651
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,815	5,119
Stock-based compensation	1,019	—
Tax benefit realized on exercise of stock options	—	892
Amortization of intangible assets	3,989	3,757
Other amortization	124	181
Deferred income tax benefit	(249)	—
(Gain) loss on disposal of property and equipment	(2)	59
Changes in assets and liabilities, net of acquisitions and affiliations:
Receivables due from affiliated dental group practices	(89)	(1,681)
Other current assets	(157)	(81)
Accounts payable and accrued expenses	2,138	1,349
Accrued compensation and benefits	84	438
Income taxes payable/refundable, net	167	541
Other, net	98	(8)

Net cash provided by operating activities	21,325	18,217

Cash flows from investing activities:
Cash paid for affiliation transactions	(5,496)	(13,641)
Capital expenditures, net	(3,363)	(7,783)
Contingent and deferred payments	(174)	(4,848)
Payment of affiliation costs	(374)	(196)

Net cash used for investing activities	(9,407)	(26,468)

Cash flows from financing activities:
(Repayments) borrowings under revolving line of credit, net	(11,400)	8,600
Repayment of debt	(123)	(1,279)
Proceeds from shares issued under employee stock purchase plan	473	364
Proceeds from shares issued for exercise of stock options	222	861
Tax benefit realized on exercise of stock options	58	—
Tax benefit on disqualified dispositions for employee stock purchase plan	10	—
Payment of debt issuance costs	—	(176)

Net cash (used for) provided by financing activities	(10,760)	8,370

Increase in cash and cash equivalents	1,158	119
Cash and cash equivalents at beginning of period	592	1,378

Cash and cash equivalents at end of period	$1,750	$1,497

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,424	$1,097

Cash paid during the period for income taxes, net	$5,437	$3,584

Outstanding checks in excess of deposits in transit	$1,911	$2,207

Non-cash investing activities:
Capital expenditures accrued for, not paid	$47	$476

Acquisitions and affiliations:
Assets acquired	$6,340	$14,523
Liabilities assumed and issued	(844)	(882)

Net cash paid for acquisitions and affiliations	$5,496	$13,641

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the 2005 interim consolidated financial statements to conform to the current period presentation. As a result, the consolidated statement of cash flows for the period ending September 30, 2005, reflects a reclassification of $370,000 in operating cash flows from accrued expenses to accrued compensation.

(3)	Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of receivables due from affiliated practices requires management to make estimates and assumptions regarding the collectibility of fees from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4)	Recent Affiliations

During the third quarter of 2006, the Company completed an affiliation with one dental practice that joined Associated Dental Care Providers, P.C., the existing affiliated practice in Arizona. This practice became subject to the existing service agreement at Associated Dental Care Providers, P.C. Aggregate consideration paid in connection with this transaction amounted to approximately $1.1 million in cash and assumed liabilities. In connection with this affiliation the Company recorded approximately $1 million of intangible assets relating to the service agreement with the affiliated practice, with an amortization period of 25 years.

In connection with certain affiliations the Company has potential contingent payments due in future years of: $100,000 in 2006, $1,380,000 in 2007, $240,000 in 2008, $0 in 2009 and 2010 and $1,800,000 thereafter. The Company records the contingent payments in the period they are resolved.

(5)	Intangible Assets

Intangible assets consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2006
Service agreements	$133,069	$(34,720)	$98,349
Customer relationships	205	(60)	145

Total intangible assets	$133,274	$(34,780)	$98,494

December 31, 2005
Service agreements	$127,846	$(30,741)	$97,105
Customer relationships	205	(50)	155

Total intangible assets	$128,051	$(30,791)	$97,260

Intangible amortization expense for the three and nine months ended September 30, 2006 was $1,340,000 and $3,989,000, respectively. Intangible amortization expense for the three and nine months ended September 30, 2005 was $1,306,000 and $3,757,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $5,400,000. The weighted average amortization period for service agreements and customer relationships is 25 and 15 years, respectively.

(6)	Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years. At September 30, 2006, options for 1,338,773 shares were vested and 637,700 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At September 30, 2006, 675,000 shares were authorized under the 2005 Plan, with 675,000 shares reserved for issuance, and options for 212,300 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan (the “2005 Directors Plan”) provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At September 30, 2006, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance, and options for 50,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended, (the “1996 Plan”) provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At September 30, 2006, 2,359,869 shares were authorized under the 1996 Plan, with 1,362,090 shares reserved for issuance and options for 1,362,090 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended, (“TARSOP Plan”) provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 9,369 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At September 30, 2006, options for 14,054 shares were outstanding under the TARSOP Plan. All outstanding options to purchase such shares became exercisable at the completion of the Company’s initial public offering except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended, (the “Affiliate Plan”) provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vests over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At September 30, 2006, options for 46,710 shares were outstanding under the Affiliate Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended, (the “1996 Directors Plan”) provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At September 30, 2006, 577,500 shares were authorized under the 1996 Directors Plan, with 334,386 shares reserved for issuance and options for 334,386 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan” or “ESPP”) enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock have been reserved for issuance under the ESPP, of which 349,832 shares have been issued through September 30, 2006.

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

Under SFAS No. 123 (R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated by the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is using the Black-Scholes model. The adoption of SFAS No. 123 (R), applying the “modified prospective method”, as elected by the Company, requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing those forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123 (R) requires the Company to reflect tax savings resulting from the tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as reflected prior to the adoption of SFAS No. 123 (R).

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$2,188	$7,651
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(158)	(581)

Pro forma net earnings	$2,030	$7,070

Earnings per share:
Basic, as reported	$0.18	$0.64

Basic, pro forma	$0.17	$0.59

Diluted, as reported	$0.17	$0.60

Diluted, pro forma	$0.16	$0.56

The Company recognized stock-based compensation expense of $341,443 and $1,018,912 for the three and nine months ended September 30, 2006, respectively, and was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $112,551 and $333,501 for the three and nine month periods ended September 30, 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2006 was approximately $3.5 million, and the weighted average period of time over which this cost will be recognized is 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2006 and 2005:

	2006	2005
Risk free interest rate	4.59%	3.70%
Expected life	6.25 years	4.0 years
Expected volatility	42.45%	36.00%
Expected dividend yield	—	—
Weighted average fair value of options	$ 6.74	$ 5.29

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

The weighted average fair value of employee stock purchase rights granted in the third quarter of 2006 was $4.39. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 5.31%, expected life of 0.5 years, volatility of 46.47% and a dividend yield of 0%.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first nine months of 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,780	$7.65	—	—
Granted	263	13.80	—	—
Exercised	(19)	7.19	—	—
Forfeited or expired	(4)	11.77	—	—

Outstanding at September 30, 2006	2,020	$8.45	6.72	$16,344

Exercisable at September 30, 2006	1,339	$6.59	5.89	$13,315

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of 2006 and 2005 are provided in the following table (in thousands):

	2006	2005
Proceeds from stock options exercised	$222	$861
Tax benefit related to stock options exercised	$58	$892
Intrinsic value of stock options exercised	$153	$2,337

(7)	Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from dental benefit providers related to the arrangement of the provision of care to patients and dental laboratory services. Net revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reimbursement of expenses:
Salaries and benefits	$19,356	$17,762	$56,924	$51,386
Lab and dental supplies	9,496	8,464	28,279	25,170
Office occupancy expense	6,424	5,516	18,226	15,693
Other operating expense	3,968	3,896	11,813	11,196
Depreciation expense	1,676	1,561	4,964	4,429

Total reimbursement of expenses	40,920	37,199	120,206	107,874
Business service fees	11,784	11,164	39,307	35,552

Revenue earned under service agreements	52,704	48,363	159,513	143,426
Professional services and dental laboratory fees	1,138	1,210	3,473	3,719

Net revenue	$53,842	$49,573	$162,986	$147,145

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 28% and 30% of the Company’s consolidated net revenue for the three months ended September 30, 2006 and 2005, respectively, and represented approximately 29% and 30% of the Company’s consolidated net revenue for the nine months ended September 30, 2006 and 2005, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2006 and 2005. No other service agreement or customer accounted for more than 10% of the Company’s consolidated net revenue.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:

Net earnings available to common stockholders	$2,414	$2,188	$8,388	$7,651

Weighted average common shares outstanding	12,308	12,021	12,286	11,951

Net earnings per share	$0.20	$0.18	$0.68	$0.64

Diluted Earnings Per Share:

Net earnings available to common stockholders	$2,414	$2,188	$8,388	$7,651

Weighted average common shares outstanding	12,308	12,021	12,286	11,951
Add: Dilutive effect of options (1)	626	763	593	703

Weighted average common shares as adjusted	12,934	12,784	12,879	12,654

Net earnings per share	$0.19	$0.17	$0.65	$0.60

(1)	For the three and nine months ended September 30, 2006, 496,187 and 447,255 options were excluded due to their antidilutive effect, respectively

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(9)	Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of September 30, 2006, 33 dental facilities at seven affiliated practices were utilizing Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,571,000, which includes approximately $88,000 in capitalized interest, in connection with this project as of September 30, 2006, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005. These costs will be amortized over ten years.

(10)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting of and reporting of a change in accounting principles and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant effect on its future consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact FIN No. 48 will have on its consolidated financial statements.

(11)	Subsequent Event

On October 25, 2006, a newly-created subsidiary of the Company, Care For Kids – USA, LLC, entered into a definitive agreement to acquire the assets of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”). Pursuant to the terms of the agreement, the Company will own 85% of Care For Kids – USA, LLC and the former shareholders in Tooth Doctor (“Minority Owners”) will own the remaining 15%. The purchase price to be paid in connection with the acquisition will consist of $18.7 million cash payable at the closing and a contingent payment, if any, based on a multiple of the 2007 Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) above an agreed upon level. After the fifth anniversary of the closing, the Company will have an option to purchase the Minority Owners’ interest in Care For Kids – USA, LLC and the Minority Owners will have an option to sell their ownership interest in Care For Kids – USA, LLC to the Company at a value based on a multiple of EBITDA, subject to certain adjustments. The closing of the transaction is subject to satisfaction or waiver of certain customary closing conditions, including the receipt of consents to the assignment of various contracts. The parties may terminate the agreement if closing has not occurred on or prior to December 15, 2006.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2006, we were affiliated with 20 dental group practices, comprising 461 full-time equivalent dentists practicing in 200 dental facilities in 18 states.

Recent Developments

On October 25, 2006, a newly-created subsidiary of the Company, Care For Kids – USA, LLC, entered into a definitive agreement to acquire the assets of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”). Pursuant to the terms of the agreement, the Company will own 85% of Care For Kids – USA, LLC and the former shareholders in Tooth Doctor (“Minority Owners”) will own the remaining 15%. The purchase price to be paid in connection with the acquisition will consist of $18.7 million cash payable at the closing and a contingent payment, if any, based on a multiple of the 2007 Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) above an agreed upon level. After the fifth anniversary of the closing, the Company will have an option to purchase the Minority Owners’ interest in Care For Kids – USA, LLC and the Minority Owners will have an option to sell their ownership interest in Care For Kids – USA, LLC to the Company at a value based on a multiple of EBITDA, subject to certain adjustments. The closing of the transaction is subject to satisfaction or waiver of certain customary closing conditions, including the receipt of consents to the assignment of various contracts. The parties may terminate the agreement if closing has not occurred on or prior to December 15, 2006.

On February 3, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint alleges, and as subsequently amended, certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount, constructive trust and accounting and return of the “Park Dental” name to PDG. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed, including a subsequent amendment, breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint. For the three months ended September 30, 2006, revenues generated from our service agreement with PDG represented 28% of our consolidated net revenues. We cannot determine the outcome of the litigation. However, a disruption or termination of the service agreement could have a material adverse effect on our business, financial condition, operating trends and results of operations. In addition, we expect to incur ongoing expenses in connection with the PDG litigation.

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

During the third quarter of 2006, we completed an affiliation with one dental practice that joined Associated Dental Care Providers, P.C., the existing affiliated practice in Arizona. This practice became subject to the existing service agreement with Associated Dental Care Providers, P.C. Aggregate consideration paid in connection with this transaction amounted to approximately $1.1 million in cash and assumed liabilities. In connection with this affiliation we recorded approximately $1 million of intangible assets relating to the service agreement with the affiliated practice, with an amortization period of 25 years.

In connection with certain affiliations we have potential contingent payments due in future years of: $100,000 in 2006, $1,380,000 in 2007, $240,000 in 2008, $0 in 2009 and 2010 and $1,800,000 thereafter. We record the contingent payments in the period they are resolved.

Revenue Overview

Our Revenue

Our consolidated net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, fees for dental laboratory services and fees for professional services rendered to dental benefit providers relating to the arrangement for the provision of care to patients.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reimbursement of expenses	$40,920	$37,199	$120,206	$107,874
Business service fees	11,784	11,164	39,307	35,552

Revenue earned under service agreements	52,704	48,363	159,513	143,426
Other revenue	1,138	1,210	3,473	3,719

Net revenue	$53,842	$49,573	$162,986	$147,145

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

The affiliated practices generate revenue from treating patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the aggregate payor mix of the affiliated practices for the nine months ended September 30, 2006 and 2005 was:

	Nine Months Ended September 30,
	2006	2005
Fee-for-service	31%	32%
PPO and dental referral plans	52%	49%
Capitated managed care plans	17%	19%

After collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by the affiliated practices for

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by the affiliated practices. The following table sets forth for the three and nine months ended September 30, 2006 and 2005, the patient revenue of the affiliated practices, the amounts due to us under service agreements, and amounts retained by the affiliated practices for compensation of dentists and other clinical staff, where applicable, and other operating expenses of the affiliated practices (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Patient revenue - affiliated practices:
Platform dental groups affiliated with us in both periods of comparison	$82,984	$76,743	8%	$242,172	$220,009	10%
Platform dental groups that affiliated with us during periods of comparison	566	—	N/A	9,711	6,097	59%

Total patient revenue	83,550	76,743	9%	251,883	226,106	11%
Amounts due to the Company under service agreements	52,704	48,363	9%	159,512	143,426	11%

Amounts retained by affiliated practices	$30,846	$28,380	9%	$92,371	$82,680	12%

Same market patient revenue growth was 8.1% for the three months ended September 30, 2006. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2005, and for the current quarter was comprised of a 7.4% increase in provider hours, a 1.0% improvement in provider productivity and the remainder due to reimbursement rates received from dental benefit providers. Same market patient revenue growth was 10.1% for the nine months ended September 30, 2006. Same market patient revenue growth for the nine months ended September 30, 2006 was comprised of a 7.4% increase in provider hours, a 2.1% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit providers.

Amounts retained by affiliated practices increased 8.7% to $30,846,000 for the three months ended September 30, 2006, from $28,380,000 for the three months ended September 30, 2005. As a percentage of patient revenue, amounts retained by affiliated practices decreased to 36.9% for the three months ended September 30, 2006, compared to 37.0% for the three months ended September 30, 2005. This decrease is due primarily to staffing costs decreasing as a percentage of patient revenue at those affiliated practices that employ the clinical staff. Amounts retained by affiliated practices increased 11.7% to $92,371,000 for the nine months ended September 30, 2006, from $82,680,000 for the nine months ended September 30, 2005. As a percentage of patient revenue, amounts retained by affiliated practices increased to 36.7% for the nine months ended September 30, 2006, compared to 36.6% for the nine months ended September 30, 2005. This increase is due to greater profitability levels at the affiliated practices during the nine months ended September 30, 2006.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following tables set forth our net revenue and results of operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$53,842	100.0%	$49,573	100.0%	8.6%
Salaries and benefits	22,886	42.5%	21,496	43.4%	6.5%
Lab fees and dental supplies	8,929	16.6%	7,957	16.1%	12.2%
Office occupancy	6,924	12.9%	5,962	12.0%	16.1%
Other operating expense	4,713	8.8%	4,808	9.7%	-2.0%
General corporate expense	2,645	4.9%	2,137	4.3%	23.8%
Depreciation	1,964	3.6%	1,805	3.6%	8.8%
Amortization of intangible assets	1,340	2.5%	1,306	2.6%	2.6%

Total operating expenses	49,401	91.8%	45,471	91.7%	8.6%

Earnings from operations	4,441	8.2%	4,102	8.3%	8.3%
Interest expense	449	0.8%	477	1.0%	-5.9%

Earnings before income taxes	3,992	7.4%	3,625	7.3%	10.1%
Income taxes	1,578	2.9%	1,437	2.9%	9.8%

Net earnings	$2,414	4.5%	$2,188	4.4%	10.3%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$162,986	100.0%	$147,145	100.0%	10.8%
Salaries and benefits	67,822	41.6%	62,473	42.5%	8.6%
Lab fees and dental supplies	26,611	16.3%	23,567	16.0%	12.9%
Office occupancy	19,741	12.1%	16,990	11.5%	16.2%
Other operating expense	14,381	8.8%	13,935	9.5%	3.2%
General corporate expense	9,375	5.8%	7,337	5.0%	27.8%
Depreciation	5,815	3.6%	5,119	3.5%	13.6%
Amortization of intangible assets	3,989	2.4%	3,757	2.6%	6.2%

Total operating expenses	147,734	90.6%	133,178	90.5%	10.9%

Earnings from operations	15,252	9.4%	13,967	9.5%	9.2%
Interest expense	1,403	0.9%	1,299	0.9%	8.0%

Earnings before income taxes	13,849	8.5%	12,668	8.6%	9.3%
Income taxes	5,461	3.4%	5,017	3.4%	8.8%

Net earnings	$8,388	5.1%	$7,651	5.2%	9.6%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 8.6% to $53,842,000 for the three months ended September 30, 2006 from $49,573,000 for the three months ended September 30, 2005. The increase was primarily attributable to same market net revenue growth from our affiliated dental groups of 7.0% for the three months ended September 30, 2006 and, to a lesser extent, revenue earned from platform affiliations that occurred during the periods of comparison. Net revenue increased 10.8% to $162,986,000 for the nine months ended September 30, 2006 from $147,145,000 for the nine months ended September 30, 2005. The increase was attributable to same market net revenue growth from our affiliated dental groups of 9.2% for the nine months ended September 30, 2006, and, to a lesser extent, revenue earned from platform affiliations that occurred during the periods of comparison.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 28% and 30% of our consolidated net revenue for the three months ended September 30, 2006 and 2005, respectively, and represented approximately 29% and 30% of our consolidated net revenue for the nine months ended September 30, 2006 and 2005, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of our consolidated net revenue for the three and nine months ended September 30, 2006 and 2005. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

Salaries and Benefits

Salaries and benefits expense includes costs of personnel employed by us in the dental facilities, dental laboratories and local and regional shared service centers. At the dental facility level, we generally employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. The personnel at the local and regional shared service centers support the staff at the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 42.5% for the three months ended September 30, 2006 from 43.4% for the three months ended September 30, 2005. Salaries and benefits expense as a percentage of net revenue decreased to 41.6% for the nine months ended September 30, 2006 from 42.5% for the nine months ended September 30, 2005. These decreases are due to increased productivity at the affiliated dental groups.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue increased to 16.6% for the three months ended September 30, 2006 from 16.1% for the three months ended September 30, 2005. Lab fees and dental supplies expense as a percentage of net revenue increased to 16.3% for the nine months ended September 30, 2006 from 16.0% for the nine months ended September 30, 2005. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.7% and 10.4% for the three months ended September 30, 2006 and 2005, respectively, and 10.6% and 10.4% for the nine months ended September 30, 2006 and 2005, respectively. The increase is due to a change in patient revenue mix at two of the affiliated practices, resulting in an increase in dental supplies and lab fees.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.9% for the three months ended September 30, 2006 from 12.0% for the three months ended September 30, 2005. Office occupancy expense as a percentage of net revenue increased to 12.1% for the nine months ended September 30, 2006 from 11.5% for the nine months ended September 30, 2005. These increases are

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

primarily attributable to the relocation of our Park Dental resource group and National Information Systems team at the beginning of the year and a $234,000 lease buy-out payment during the three months ended September 30, 2006 as a result of an abandoned facility relocation project. During the three months ended September 30, 2006, we expanded two dental facilities. During the nine months ended September 30, 2006, we expanded nine dental facilities and opened one de novo facility.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employee related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of net revenue decreased to 8.8% for the three months ended September 30, 2006 from 9.7% for the three months ended September 30, 2005. This decrease is primarily due to miscellaneous non-recurring general and administrative expenses incurred in the three months ended September 30, 2005, in addition to the receipt of approximately $77,000 in business interruption and property-casualty claims in the three months ended September 30, 2006. Other operating expenses as a percentage of net revenue decreased to 8.8% for the nine months ended September 30, 2006 from 9.5% for the nine months ended September 30, 2005. The decrease is primarily due to a decrease in general and administrative expenses and increased productivity at the affiliated dental groups.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue, increased to 4.9% for the three months ended September 30, 2006 from 4.3% for the three months ended September 30, 2005. These increases were due to stock-based compensation expense and costs associated with the PDG litigation (see “Recent Developments”). These two items were offset by the receipt of approximately $150,000 of business interruption insurance settlements related to Hurricane Katrina. General corporate expenses as a percentage of net revenue, increased to 5.8% for the nine months ended September 30, 2006 from 5.0% for the nine months ended September 30, 2005. These increases were due to stock-based compensation expense and costs associated with the PDG litigation.

The adoption of SFAS No. 123 (R) “Share-Based Payment,” effective January 1, 2006, resulted in $341,000 of stock-based compensation expense, $207,000 net of tax, for the three months ended September 30, 2006 and $1,019,000, $618,000 net of tax, for the nine months ended September 30, 2006. We estimate stock-based compensation expense for the full year 2006 will be approximately $1,400,000, or approximately $850,000, net of tax. In addition, we incurred approximately $300,000 in legal expenses associated with the PDG litigation for the three months ended September 30, 2006, and $975,000 for the nine months ended September 30, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue was 3.6% for the three months ended September 30, 2006 and 2005. Depreciation expense increased to 3.6% for the nine months ended September 30, 2006 from 3.5% for the nine months ended September 30, 2005. The increase was primarily due to facility relocations at Forward Dental and Park Dental during 2005, the installation of new signage at all Forward Dental facilities during 2005 and depreciation on capitalized software costs associated with the development phase of Improvis, our proprietary practice management system.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of net revenue decreased to 2.5% for the three months ended September 30, 2006 from 2.6% for the three months ended September 30, 2005. Amortization expense as a percentage of net revenue decreased to 2.4% for the nine months ended September 30, 2006 from 2.6% for the nine months ended September 30, 2005. Amortization expense decreased as a percentage of net revenue due to increased productivity at the affiliated dental groups.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 8.3% to $4,441,000, or 8.2% of net revenue, for the three months ended September 30, 2006 from $4,102,000, or 8.3% of net revenue, for the three months ended September 30, 2005. Earnings from operations decreased as a percentage of net revenue primarily due to the recognition of stock-based compensation expense as a result of the adoption of SFAS No. 123 (R) and costs associated with the PDG litigation, offset by the receipt of business interruption insurance settlements related to Hurricane Katrina. Earnings from operations increased 9.2% to $15,252,000, or 9.4% of net revenue, for the nine months ended September 30, 2006 from $13,967,000, or 9.5% of net revenue, for the nine months ended September 30, 2005. Earnings from operations decreased as a percentage of net revenue primarily due to the recognition of stock-based compensation expense as a result of the adoption of SFAS No. 123 (R) and costs associated with the PDG litigation.

Interest Expense

Net interest expense decreased to $449,000 for the three months ended September 30, 2006 from $477,000 for the three months ended September 30, 2005. The decrease is due to lower borrowings. Net interest expense increased to $1,403,000 for the nine months ended September 30, 2006 from $1,299,000 for the nine months ended September 30, 2005. This increase is due to higher interest rates on our credit facility offset partially by lower borrowings (see the Liquidity and Capital Resources section for more information related to our credit facility).

Income Taxes

Our effective tax rate was 39.4% for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, our effective tax rate was 39.6%. The decrease is due to lower state income tax provisions.

Net Earnings

As a result of the foregoing, net earnings increased 10.3% to $2,414,000, or 4.5% of net revenue, for the three months ended September 30, 2006 from $2,188,000, or 4.4% of net revenue, for the three months ended September 30, 2005. Net earnings increased 9.6% to $8,388,000, or 5.1% of net revenue, for the nine months ended September 30, 2006 from $7,651,000, or 5.2% of net revenue, for the nine months ended September 30, 2005. The increases in net earnings are primarily due to same market net revenue growth at the affiliated dental groups, offset by stock-based compensation expense and costs associated with the PDG litigation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, principally from operating cash flows and borrowings under our revolving line of credit facility. We have, in the past, also used proceeds from the sale of equity securities and the issuance of subordinated promissory notes to finance certain capital needs but have not done so in recent years.

For the nine months ended September 30, 2006 and 2005, cash provided by operating activities amounted to $21,325,000 and $18,217,000, respectively. For the nine months ended September 30, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses and income taxes payable, offset by an increase in other current assets. For the nine months ended September 30, 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable, accrued expenses, income taxes payable and accrued compensation, partially offset by an increase in receivables due from affiliated practices and other current assets. The increase in cash provided by operating activities during the nine months ended September 30, 2006 compared to 2005 was primarily due to improvements in working capital and net earnings.

For the nine months ended September 30, 2006 and 2005, cash used for investing activities amounted to $9,407,000 and $26,468,000 respectively. Cash used for investing activities during the nine months ended September 30, 2006 was primarily used for payments made as part of affiliations, including contingent payments, and capital expenditures which were $6,044,000 and $3,363,000, respectively. Cash used for investing activities during the nine months ended September 30, 2005 was primarily used for payments made as part of affiliations, including contingent payments, and capital expenditures, which were $18,685,000 and $7,783,000, respectively. The decrease in cash used for investing activities is principally due to less cash paid in connection with affiliations and, to a lesser extent, lower capital expenditures for the nine months ended September 30, 2006 as compared to the same period in 2005. We anticipate capital expenditures for the full year 2006 to be approximately $8,000,000, which is less than prior years. We originally planned to invest approximately $11,000,000 in capital expenditures in 2006, and $2,500,000 of this reduction is expected to be invested in the first quarter of 2007 and is simply a delay as a result of project timing.

For the nine months ended September 30, 2006, cash used for financing activities amounted to $10,760,000 while cash generated by financing activities for the nine months ended September 30, 2005 was $8,370,000. Cash used for financing activities during the nine months ended September 30, 2006 was a result of repayments of borrowings of $11,400,000 and payments of debt of $123,000, offset by proceeds from employee stock plan purchases and the exercise of stock options of $473,000 and $222,000, respectively. Cash generated from financing activities for the nine months ended September 30, 2005, was a result of increased borrowings of $8,600,000, proceeds from the exercise of stock options and employee stock plan purchases of $861,000 and $364,000, respectively, offset by repayments of debt of $1,279,000 and payment of debt issuance costs of $176,000. The difference in financing activities between the two periods is primarily the result of repayments of borrowings during the nine months ended September 30, 2006 as we have been able to use cash generated by operating activities to fund our cash needs for affiliations.

We have a $70,000,000 revolving credit facility that we use for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. The facility had an original maturity date of October 2006 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in October 2005. On February 22, 2005, we amended our credit facility as a result of our improved financial position and favorable credit markets and extended the maturity to February 2008, with a scheduled reduction in maximum borrowings to $65,000,000 in February 2007. Amendments to the original facility included a decrease in the interest margin and a decrease in commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 1.0% for prime borrowings and 1.0% to 2.0% for LIBOR borrowings. At September 30, 2006, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.36% and the prime interest rate under the credit facility was 8.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.25% to 0.50%. Borrowings are limited to an availability formula based

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of September 30, 2006. The outstanding balance under this line as of September 30, 2006 was $20,450,000, and we had a stand-by letter of credit amounting to $650,000 at September 30, 2006. The unused balance under this line as of September 30, 2006 was $49,550,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $48,700,000 was available for borrowing.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years. We have entered into a definitive agreement to acquire the assets of the Tooth Doctor, and if such acquisition closes, we anticipate borrowings under our revolving credit facility will be used to finance the transaction. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis we evaluates our estimates, including those related to the carrying value of receivables due from affiliated practices, goodwill, other intangible assets and amounts for potential losses below retention levels on certain insurance coverages. We base our estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Receivables Due From Affiliated Practices

The carrying amount of receivables due from affiliated practices requires us to assess the collectibility of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectibility of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts.

The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practices’ patient receivables would be required which may impact the collectibility of receivables due from affiliated practices.

To date we have not recorded any losses related to our receivables due from affiliated practices.

Service Agreements and Intangible Assets

Our affiliations with dental group practices are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, we estimate the timing, amount and value of future expected cash flows.

These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We perform an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting our average cost of funds. We have not recorded any impairment charges or write-downs on definite-lived intangibles as of September 30, 2006.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We maintain reserves for losses below retention levels for certain of these programs. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,600,000 and $1,120,000 as of September 30, 2006 and 2005, respectively. Amounts accrued for professional liability insurance, including estimates for losses below retention levels, was $1,200,000 and $1,080,000 as of September 30, 2006 and 2005, respectively. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) “Share-Based Payment,” applying the “modified prospective method.” We use the Black-Scholes option-pricing model, which requires the input of various assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statement of income.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. We had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because we granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

We recognized stock-based compensation expense of $341,443 and $1,018,912 for the three and nine months ended September 30, 2006, respectively, and was recorded within general corporate expense on the our consolidated statement of income. In addition, we recorded a deferred tax benefit associated with stock-based compensation of $112,551 and $333,501 for the three and nine months ended September 30, 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2006 was approximately $3.5 million, and the weighted average period of time over which this cost will be recognized is 3.0 years.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We have not yet assessed the impact FIN No. 48 will have on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.00% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at September 30, 2006 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $205,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2006.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2005, and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental, (the “PDG litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was amended September 22, 2006. The Complaint, as subsequently amended, was filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount, constructive trust and accounting and return of the “Park Dental” name to PDG. For the three months ended September 30, 2006, revenues generated from our service agreement with PDG represented 28% of our consolidated net revenues. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses and has counterclaimed, including a subsequent amendment, breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice, and recover compensatory damages, interest and costs and attorneys’ fees. The parties have commenced discovery in the litigation. PDHC believes the claims made by PDG are baseless, and PDHC intends to contest vigorously all claims in the Complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed.

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

AMERICAN DENTAL PARTNERS, INC.

November 8, 2006	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer (principal executive officer)

November 8, 2006	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

November 8, 2006	/s/ Mark W. Vargo
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