Form 10-K
period 2006-12-31
AMERICAN DENTAL PARTNERS INC
filed 2007-03-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number: 0-23363

AMERICAN DENTAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3297858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American Dental Partners, Inc.

201 Edgewater Drive, Suite 285

Wakefield, Massachusetts 01880

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (781) 224-0880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [    ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [    ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer [    ]                Accelerated filer [X]                Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act [    ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the Nasdaq National Market System, on June 30, 2006, amounted to $145,105,997. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded, in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,457,677 shares outstanding of the issuer’s Common Stock, $0.01 par value, at March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

PART I

As used in this Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “us” and “our” refer to American Dental Partners, Inc. and its wholly-owned subsidiaries. The term “practice” or “dental group practice” refers to a dentist-owned professional corporation, professional association or service corporation which is responsible for providing dental care to patients. An “affiliated practice” or an “affiliated dental practice” is a professional corporation, professional association or service corporation which is not owned by us that has entered into a long-term service agreement with us. An “affiliated dental group” is comprised of an affiliated practice and a Company-owned service company entity which have entered into a long-term service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice”, “affiliated dental practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, a corporation that is 85% owned by us and, as permitted by applicable state law, employs dentists. Consequently, there is no service agreement between Arizona’s Tooth Doctor for Kids and us (see “Item 1. Business - Arizona’s Tooth Doctor for Kids.”)

ITEM 1.  BUSINESS

Overview

American Dental Partners is a leading provider of business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2006, we were affiliated with 22 dental group practices, comprising 470 full-time equivalent dentists practicing in 209 dental facilities in 18 states. We were incorporated in Delaware in 1995.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2005 reaching $87 billion in 2005 and are expected to be approximately $167 billion by 2015, representing a 7% annual growth rate from 2005 to 2015. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

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

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association (“ADA”), in 2003, approximately 63% of the 160,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice, however, fell from 31% in 1989 to 19% in 2004 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as a solo practitioner as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2004 graduated with an average of $200,000 of debt and 41% were female. Group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2004, approximately 79% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 21% of practicing dentists.

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

The National Association of Dental Plans (“NADP”) and the Delta Dental Plans Association (“DDPA”) estimated that 163 million people, or 55% of the population of the United States, were covered by some form of dental benefit plan in 2005. This compares with 133 million people, or 52% of the population, in 1996. Of the 163 million people with coverage, 49% were covered by PPO plans, 21% by indemnity insurance plans, 11% by publicly funded benefits such as Medicaid, 9% by capitated managed care plans, 8% by dental referral plans and about 1% in direct reimbursement plans. The NADP and DDPA estimate that nearly 166 million people will be enrolled in a dental benefit plan in 2007. The number of people covered by PPO plans increased from 21 million in 1996 to 80 million in 2005.

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

In executing our strategy, we provide or assist the affiliated practices with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary activities.

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

Our affiliation model is designed to create a partnership in management between the affiliated practice and us that allows each party to maximize its strengths and retain its autonomy. We believe the core values of a management partnership are shared governance and shared financial objectives, and we have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated practice and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the affiliated dental group, including the affiliated practice and us. Under our business model, the dentists continue to have sole and complete discretion over clinical decision-making while we manage the business aspects of the affiliated practice.

Affiliated Dental Groups

From November 1996 (the date of our first affiliation) through December 31, 2006, we have completed 72 acquisition and affiliation transactions, which now comprise 22 affiliated dental groups in 18 states. The following table lists our affiliated dental groups as of December 31, 2006.

				Practice Specialties (2)
Affiliated Dental Group	State	Dental Facilities	Operatories (1)	General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prosth- odontics
1st Advantage Dental - New England	Massachusetts/Vermont	5	38	✓
1st Advantage Dental - New York	New York	8	62	✓	✓	✓			✓
American Family Dentistry	Tennessee	8	54	✓			✓
Arizona’s Tooth Doctor for Kids	Arizona	6	68	✓			✓	✓
Associated Dental Care Providers (3)	Arizona	15	148	✓			✓
Assure Dental	Minnesota	2	6	✓
Chestnut Hills Dental	Pennsylvania	8	56	✓		✓	✓		✓
Cumberland Dental (3)	Alabama	3	31	✓		✓	✓		✓
Deerwood Orthodontics (4)	Wisconsin	6	29				✓
Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓
Forward Dental (3)(4)	Wisconsin	24	241	✓	✓			✓	✓
Greater Maryland Dental Partners	Maryland	5	66	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	31	✓			✓		✓
Longhorn Dental Associates (3)	Texas	18	144	✓		✓	✓
Oklahoma Dental Group	Oklahoma	6	48	✓	✓		✓		✓
Orthodontic Care Specialists (3)	Minnesota	20	103				✓
Park Dental	Minnesota	31	327	✓	✓	✓		✓	✓	✓
Premier Dental Partners	Missouri	6	60	✓					✓
Redwood Dental Group	Michigan	6	76	✓			✓		✓
Riverside Dental Group (3)	California	6	116	✓	✓	✓	✓	✓	✓	✓
University Dental Associates (3)(5)	North Carolina	11	97	✓		✓	✓
Western New York Dental Group (3)	New York	12	104	✓			✓	✓	✓

		209	1,944

(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(2) Services provided by specialists who are board-certified or board-eligible.

(3) Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).

(4) On April 1, 2006, we affiliated with Deerwood Orthodontics. As part of the transaction our existing affiliate, Forward Dental, contributed its orthodontic practice to Deerwood Orthodontics.

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

Our shared services teams provide administrative and operational support to one or more affiliated dental groups on either a national, regional or local basis. These teams provide or assist in organizational planning and development; recruiting, hiring and training programs; administering employee benefits and processing payroll; maintaining information systems; developing annual operating plans; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As smaller affiliated dental groups grow in size, they may add local resources to assume some of the support functions provided by shared services teams.

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

Professional Leadership Forum

We have organized the Professional Leadership Forum to facilitate sharing of information among the affiliated practices. Lead dentists from the affiliated practices participate in the Professional Leadership Forum. The Professional Leadership Forum meets on a national and regional basis each year and provides a forum for dentists to share the best clinical, operational and organizational leadership practices of their respective affiliated dental group practices and provides an opportunity to build professional relationships with other dental group practices affiliated with us. These dentists, as a result of their affiliation with us, share common long-term goals. This enables the discussion at the Professional Leadership Forum to be more open than it may be with other professional dental organizations. While the primary emphasis of the Professional Leadership Forum is on the leadership aspects of dentistry, it also provides our management an opportunity to continue to build and enhance relationships with the affiliated practices.

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as a means for supporting the quality initiatives of the affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with the affiliated practices to achieve accreditation. Depending on the level of development and organization, achieving accreditation can take several years of preparation. Currently, eight affiliated practices have achieved accreditation status from the AAAHC.

Training and Leadership Development

We believe that our long term success requires a significant investment in the development of people at all levels within the Company and at the affiliated practices. We have both leadership development and skills training programs.

The American Dental Partners Leadership Institute provides both personal and professional development by bringing dentists and management leaders together to develop effective leadership techniques to create work environments that inspire peak performance from team members. The Leadership Institute is conducted on a national basis with dentists and management from multiple affiliated dental groups in attendance. As part of the learning process, participants receive feedback on the climate they create, their leadership styles and their leadership competencies. Feedback is obtained from the leader’s team members through on-line assessment surveys. Survey results are shared with the leader during the program, and personal action plans are created to enhance leadership effectiveness. Creating a high performance climate improves morale, lowers staff turnover and improves productivity.

We have also devoted significant resources to develop innovative, proprietary skills training programs. Training programs exist for improving patient service, such as creating the perfect patient arrival/departure experience, improving telephone etiquette and managing unhappy patients, and developing business management competencies, such as improving recruiting skills, developing effective mentoring processes and managing time. The programs are modular and are made available at the affiliated dental groups. We assist the affiliated dental groups in selecting a local team member who is responsible for implementing and maintaining continuous training and development programs. Once implemented, the affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group. We believe that by investing in skills training, we empower our team members to assist the affiliated practices in providing exceptional patient care and service.

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

	2006	2005	2004
Fee-for-service	31%	34%	37%
PPO and dental referral plans	52%	48%	43%
Capitated managed care plans	17%	18%	20%

In recent years, many of the affiliated practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans which has resulted in a decrease in capitated managed care plans and an increase in PPO plans. This realignment has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that the continued shift in reimbursement mix will not result in the termination of certain third-party payor contracts between the affiliated practices and dental benefit providers that adversely impact our business, financial condition or results of operations.

Facilities Development and Management

The affiliated practices operate out of dental facilities that in most instances we lease from third-parties under long-term operating leases. Generally, each of our 209 dental facilities is constructed to be warm, attractive and inviting to patients and typically has between eight and ten operatories or treatment rooms, which accommodate general and specialty dentists, hygienists and dental assistants as well as required support staff. Most of the dental facilities are either free-standing locations or are located within a professional office or medical building.

We assist the affiliated dental groups in improving facility utilization by evaluating existing capacity, identifying expansion opportunities and prioritizing facility upgrades. We acquire or construct each dental facility as appropriate for the local community and add or equip additional operatories to meet increases in demand. We use architectural design services to improve facility design by working with each affiliated dental group to establish defined facility standards. These standards are developed to meet the needs of each affiliated dental group, while creating a consistency across new dental facilities which shortens the site development process and improves productivity of dentists and support staff.

During 2005, we introduced a new investment model for developing de novo dental facilities which are smaller and have a significant amount of portable or easily relocated equipment. We believe this new model will reduce the risk inherent in de novo facility development. As of December 31, 2006, we had completed four of these de novo facilities and we expect to develop eight de novo facilities in 2007.

Financial Planning and Financial Information System

We assist the affiliated dental groups with financial planning. In conjunction with each affiliated practice, we develop an annual operating plan for the affiliated dental group which sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved by the joint policy board, we measure forecasted and actual financial performance of each affiliated dental group against the annual operating plan.

Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all affiliated dental groups.

Practice Management Systems

The affiliated dental groups use various dental practice management software systems to facilitate patient scheduling, bill patients and insurance companies, assist with facility staffing and for other practice related activities. In connection with our affiliation with Park Dental, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been used continuously at Park Dental since 1987 and continuously enhanced by us since 1996. As of December 31, 2006, Comdent was in use at ten of the affiliated dental groups. Five of the affiliated dental groups use commercially available practice management systems.

Since 2002, we have been developing Improvis, a proprietary practice management system intended to replace Comdent. Improvis has been designed to include expanded clinical, managerial and financial capabilities. Future phases of Improvis will include electronic dental record, digital radiography, time keeping and orthodontic practice management functionality. In 2007, we intend to pilot our electronic dental record system and integrate it with digital radiography and intra/extra-oral digital imaging. As of December 31, 2006, six affiliated dental groups had implemented Improvis at all dental facilities and one affiliate had begun to implement Improvis. We intend to implement Improvis at several more affiliated dental groups in 2007. There can be no assurance, however, that we will successfully implement Improvis at additional dental groups during 2007, that Improvis will function satisfactorily on a large scale or that all phases of the system will be successfully developed.

Orthodontic Care Specialists, an affiliated dental group which exclusively provides orthodontic services, utilizes a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at Deerwood Orthodontics and twelve affiliated dental groups which have a significant orthodontics practice. We intend to implement this system at additional affiliated dental groups in 2007.

Service Agreements and Affiliation Structure

Except for Arizona’s Tooth Doctor for Kids (see “Item 1. Business - Arizona’s Tooth Doctor for Kids”), we have entered into a service agreement with each affiliated practice pursuant to which we are responsible for managing all administrative, non-clinical aspects of the dental practice. We anticipate that each new dental practice with which we affiliate will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our net revenue. The termination of one or more of our service agreements could have a material adverse effect on us.

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

Pursuant to the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices. Such funds, as collected, are applied in the following order of priority:

•	reimbursement of expenses incurred by us in connection with the operation and administration of the dental facilities;
•	repayment of advances, if any, made by us to the affiliated practice;
•	payment of monthly service fee to us;
•	payment of provider expenses; and
•	payment of the additional variable service fee, if applicable, to us.

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

Arizona’s Tooth Doctor for Kids

Effective December 1, 2006, we completed the acquisition of the assets of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”). The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company. As permitted by applicable state law, our 85%-owned subsidiary employs the dentists. Tooth Doctor is a dental group practice which provides dental care to children through six locations in metropolitan Phoenix and Globe, Arizona, and approximately 89% of the group’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System (“AHCCCS”), the state’s Medicaid program. While we employ the Tooth Doctor dentists, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice.

Competition

The dental services industry is highly competitive. There are approximately nineteen competing dental management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental management companies are their affiliation models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record and financial soundness. We believe we compete effectively with other companies that provide business services to dental practices with respect to these factors. The dental practices affiliated with us compete with other dental group practices and individual dentists in their respective communities.

Government Regulation

General

The practice of dentistry is highly regulated, and our operations and those of the affiliated practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new states. There can be no assurance that the regulatory environment in which we and the affiliated practices operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and the affiliated practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws. We structure our business, operations and contractual relationships in a manner intended to comply with applicable law, but there can be no assurance that applicable laws will not change and will be interpreted in a manner consistent with our interpretation and intent. In light of this, our service agreements provide that if there is any change in any law, regulation, rule or policy, or any ruling or interpretation by any court or other governing body, that materially and adversely affects, or is reasonably likely to affect, the way in which either party is to perform or be compensated under the service agreement, or which makes the service agreement unlawful, then the parties are obligated to use their best efforts to revise their relationship in a way that complies with the applicable regulatory change or ruling and approximates as closely as possible the economic positions of the parties prior to that change or ruling.

State Regulation

Each state imposes licensing and other requirements on dentists. The laws of almost all states in which we currently operate prohibit, either by specific statutes, case law or as a matter of general public policy, entities not wholly owned or controlled by dentists, such as American Dental Partners, from practicing dentistry, employing dentists and, in certain circumstances, dental assistants and hygienists, exercising control over the provision of dental services, splitting fees or receiving fees for patient referrals. Many states prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or facilities used by a dental practice. However, the laws of Arizona permit us to own the dental practice and employ the dentists at Tooth Doctor. The laws of some states prohibit the advertising of dental services under a trade or corporate name and require all advertisements to be in the name of a dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

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

The federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services which are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services. The federal self-referral law, or “Stark law,” prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving such referrals from submitting a claim for services provided pursuant to such referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for the services of the dentists to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her dental group. In addition, these rules provide that accounts receivables from federal payors are not saleable or assignable.

Tooth Doctor and the other affiliated practices are also covered entities under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Among other things, HIPAA includes provisions regarding protection of the privacy of medical information, requiring us to maintain extensive policies and procedures and also includes provisions relating to standards for security of electronic protected health information and electronic transactions.

Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Medicaid

Tooth Doctor is a provider under AHCCCS, Arizona’s Medicaid program. As a result it must comply with both state and federal Medicaid laws as well as the requirements of its contracts with third-party payors which administer claims and reimbursement under that program.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property-casualty, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Beginning in 2007, certain of our insurances will be reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve levels of our captive insurance company for potential losses below applicable retention levels under certain insurance coverages will be sufficient.

Customers

For the fiscal year ended December 31, 2006, revenue generated from our service agreements with PDG, P.A., the affiliated practice at Park Dental and Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 29% and 13%, respectively, of our consolidated net revenue. The termination of either of these service agreements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2006, we had 2,347 employees, including 34 dentists (representing 10 full-time equivalent dentists) and 1,178 hygienists, assistants and administrative personnel at our dental facilities, shared service centers and our corporate office. We consider our relationship with our employees to be satisfactory. We do not employ dentists nor do we employ hygienists or dental assistants in states where laws prohibit us from doing so. The affiliated practices, excluding Tooth Doctor, presently employ 687 hygienists and assistants and employ or contract with 524 dentists, representing 460 full-time equivalent dentists.

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

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by the Board of Directors:

Name	Age	Position
Gregory A. Serrao*	44	Chairman, President and Chief Executive Officer
Breht T. Feigh*	40	Executive Vice President - Chief Financial Officer and Treasurer
Michael J. Vaughan*	53	Executive Vice President - Chief Operating Officer
Paul F. Gill	61	Senior Vice President - Regional Operations
Michael J. Kenneally	46	Senior Vice President - Regional Operations
Jesely C. Ruff, D.D.S.	52	Senior Vice President - Chief Professional Officer
Ian H. Brock	37	Vice President - Planning and Investment
James A. Dooley	41	Vice President - Corporate Development
Robert A. Duncan	59	Vice President - Information Systems
George R. Sullivan	49	Vice President - Human Resources
Mark W. Vargo*	55	Vice President - Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

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

Mr. Dooley has served as our Vice President – Corporate Development since November 2006. Mr. Dooley was Director – Corporate Development from July 2002 to October 2006. From June 2001 to December 2001, Mr. Dooley was a partner at Rocky Point Equity Partners. From August 1994 to June 2001, Mr. Dooley was a Manager and a Director of Corporate Development at Simon Worldwide, Inc.

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

ITEM 1A. RISK FACTORS

We are dependent on the performance of the affiliated practices for our net revenue

Our net revenue depends primarily on revenue generated by the affiliated practices. We do not employ dentists, except for Arizona’s Tooth Doctor for Kids, and we do not control the clinical decisions of any of the affiliated practices. There can be no assurance that the affiliated practices will maintain successful operations or that any of the key members of a particular affiliated practice will continue practicing with that practice. Availability of dentists, hygienists or assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ and we have similar restrictive covenants with Tooth Doctor’s dentists. There can be no assurance that these restrictive covenants will remain in effect in all cases, are or will be sufficient to protect the interests of the affiliated practices, or that a court will enforce such agreements. Any material loss of revenue by an affiliated practice, whether due to the loss of existing dentists or the inability to recruit new ones, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the service agreements we have entered into with each of the affiliated practices, except for Tooth Doctor, for substantially all of our revenue. Revenue generated from our service agreements with PDG, P.A., the affiliated dental practice at Park Dental, and with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represent 29% and 13%, respectively of our consolidated net revenue. The termination of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

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

The outcome of pending litigation could adversely affect us

Disruption or termination of the service agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. As described in Item 3, PDG, P.A., has filed a lawsuit seeking to void or reform the service agreement related to the Park Dental operations (the “PDG Litigation”). For the year ended December 31, 2006, revenues generated from our service agreement at Park Dental represented 29% of our consolidated revenues. In the PDG Litigation, PDG P.A., alleges, among other things, that the Company’s subsidiary is engaged in the unlawful practice of dentistry, and seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the court. PDG also seeks monetary damages and the return of the name “Park Dental’ to PDG P.A. If the court were to determine that the Service Agreement violates the law, the court could reform the contract to eliminate any violating provisions, void the contract, or order other equitable remedies as the court decides appropriate. The Company cannot determine how the court will rule with respect to claims made in the PDG Litigation. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

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

In addition, Tooth Doctor is almost entirely dependent upon reimbursements under Arizona’s Medicaid program. Changes in that program affecting eligibility or reimbursement rates, or Tooth Doctor’s failure to retain its authorization as a provider under that program, or to comply with applicable state and federal law or its contracts with the payors who administer claims and make payments under that program, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment

The dental industry and dental practices are highly regulated at the state and federal levels, as described in “Business-Government Regulation.” Many of these laws and regulations vary widely by state. In addition, these laws and regulations are enforced by federal and state regulatory authorities with broad discretion, and our agreements may be subject to review by these authorities from time to time. For example, regulatory authorities in some states in which we operate have obtained a copy of our service agreement for review in the past, and the North Carolina State Board of Dental Examiners undertook an informal review of our service agreement with our North Carolina affiliated dental group practice pursuant to a new rule regarding management arrangements adopted by that board in 2001. We do not, and do not intend to, control the practice of dentistry by the affiliated practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, there can be no assurance that any review of our business relationships, including our relationship with the affiliated practices, by courts or other regulatory authorities, will not result in determinations that could have a material adverse effect on our operations.

Similarly, there can be no assurance that the laws and regulatory environment will not change to restrict or limit the enforceability of our service agreements. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with dental group practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states, or may require us to restructure our current or future operations. For example, a bill recently introduced in the Arizona legislature would have restricted our ability to own dental practices in that state. Although we believe that bill will not be enacted as introduced and therefore will not prohibit our ownership of Tooth Doctor or any other Arizona dental practice, there can be no assurance that similar legislation will not be enacted in the future. Additionally, the Arizona Board of Dentistry is considering revising its rules regarding the use of sedation. No new proposed rules have been issued to date, but changes to those rules could adversely affect Tooth Doctor. We and the affiliated practices have various insurance coverages under which we and the affiliated practices are named as insureds and in certain instances have retention levels for which we and the affiliated practices are financially obligated. To the extent that contracts between third party payors and any affiliated practice or us, including self-insured plans, on a capitated or other basis which causes such affiliated practices or us to assume a portion of the financial risk of providing dental care, we or such affiliated practice may become subject to state insurance laws, in which case the affiliated practice may be required to change the method of payment from third party payors or seek appropriate licensure. If we or any affiliated practice is determined to be engaged in the business of insurance, we may be required to change our contractual relationships or seek appropriate licensure. Any regulation of us or the affiliated practices under insurance laws could have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results may be adversely affected by professional liability claims against the affiliated practices

The affiliated practices and/or individual dentists in their employ could be exposed to the risk of professional liability claims, and it is possible that such claims could also be asserted against us. With respect to Tooth Doctor, any such claims would likely be asserted against us. Such claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. We are named as an insured under the professional liability insurance policy covering the affiliated practices. In addition, we also require each affiliated practice to indemnify us for actions or omissions related to the delivery of dental care by such affiliated practice. However, a successful professional liability claim against an affiliated practice or us could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease most of our facilities from unrelated third-parties. As of December 31, 2006, we leased or owned 209 dental facilities, one dental lab and 22 local management offices, including our corporate headquarters. Our corporate office is located at 201 Edgewater Drive, Suite 285, Wakefield, Massachusetts 01880, in approximately 8,300 square feet of office space occupied under a lease which expires in March 2007. In June 2007, we plan to move our corporate office to 401 Edgewater Drive to a larger space in order to accommodate an increase in personnel. Our current landlord has granted us an extension until we move into the new facility. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities.

For the year ended December 31, 2006, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

Our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was amended September 22, 2006. The Complaint was filed in the Fourth Judicial District, Hennepin County, Minnesota (“the Court”), court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages and return of the “Park Dental” name to PDG. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. PDHC also filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. The parties have also delivered formal breach letters to one another under the Service Agreement. Discovery in this case is substantially complete, the parties engaged, unsuccessfully, in court-ordered mediation and the case is scheduled to be tried beginning on July 5, 2007.

For the year ended December 31, 2006, revenues generated from our Service Agreement at Park Dental represented 29% of our consolidated net revenues. There is no assurance of adjudication of the case in PDHC’s favor or that the Court will grant PDHC’s motion for summary judgment. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. PDHC believes the claims made by PDG are baseless, and PDHC intends to vigorously contest all claims in the Complaint and pursue its counterclaims. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI.” The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2005 and 2006.

2005	High	Low
1st Quarter	$17.11	$12.36
2nd Quarter	$17.47	$14.51
3rd Quarter	$23.71	$15.60
4th Quarter	$23.19	$16.68

2006	High	Low
1st Quarter	$19.24	$10.84
2nd Quarter	$15.26	$13.00
3rd Quarter	$17.70	$14.63
4th Quarter	$20.45	$16.41

As of December 31, 2006, there were approximately 16 holders of record of our Common Stock on the books of our transfer agent and registrar. However, the number of registered holders does not bear any relationship to the number of beneficial owners of our Common Stock.

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

Our performance graph below (and accompanying data points graph is based on) provides a graphical comparison of our stock performance to comparable indices over five years.

	12/01	12/02	12/03	12/04	12/05	12/06

American Dental Partners, Inc.	100.00	140.84	180.16	300.95	430.48	449.76
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
S & P Health Care	100.00	81.17	93.40	94.96	101.10	108.71

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2006.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share amounts and statistical data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2006, 2005 and 2004 and consolidated balance sheets as of December 31, 2006 and 2005 are derived from the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2003 and 2002 and consolidated balance sheets as of December 31, 2004, 2003 and 2002 are derived from the Company’s consolidated financial statements as previously filed. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2006		2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net revenue	$217,917		$196,928	$178,554	$163,707	$146,810

Operating expenses:
Salaries and benefits	91,282		83,638	77,489	72,557	65,762
Lab fees and dental supplies	35,066		31,638	28,566	27,047	24,164
Office occupancy	26,404		23,013	20,956	19,999	18,314
Other operating expenses	19,084		18,372	16,643	14,638	13,163
General corporate expenses	12,696	(6)	9,570	8,856	6,871	5,859
Depreciation	7,845		7,001	5,934	5,378	4,990
Amortization of intangible assets	5,358		5,007	4,408	4,229	4,047
Special charges	-		-	-	-	(26)

Total operating expenses	197,735		178,239	162,852	150,719	136,273

Earnings from operations	20,182		18,689	15,702	12,988	10,537
Interest expense	1,848		1,804	1,592	2,592	2,947
Minority interest	54		-	-	-	-

Earnings before income taxes	18,280		16,885	14,110	10,396	7,590
Income taxes	7,146		6,594	5,591	4,215	2,883

Net earnings	$11,134		$10,291	$8,519	$6,181	$4,707

Net earnings per common share (1):
Basic	$0.91		$0.86	$0.75	$0.56	$0.43
Diluted	$0.86		$0.81	$0.70	$0.54	$0.42
Weighted average common shares outstanding (1):
Basic	12,301		12,006	11,372	10,979	10,833
Diluted	12,916		12,716	12,102	11,358	11,177

	December 31,
	2006		2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,386		$592	$1,378	$1,895	$844
Working capital	(4,813)		2,055	(2,306)	3,916	6,344
Total assets	195,820		170,646	154,147	149,072	145,015
Total debt	33,888		32,162	28,541	43,726	51,263
Total stockholders’ equity	116,311		101,895	87,207	73,892	66,916

Statistical Data:
Number of states	18		18	17	17	16
Number of affiliated dental groups practices (2)	22		19	19	19	22
Number of dental facilities	209		187	177	171	168
Number of operatories (3)	1,944		1,761	1,583	1,520	1,462
Number of affiliated dentists (4)	470		435	398	396	383
Patient revenue (in thousands) (5)	$337,401		$302,982	$272,369	$245,609	$217,020

(1)	Net earnings per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.
(2)	During 2003, two affiliated practices in Texas merged into one and four affiliated practices in Wisconsin merged into one,

thereby reducing the overall total. During 2004, two affiliated practices in Massachusetts and Vermont merged into one.

(3)	An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.
(4)	Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.
(5)	Reflects $335,862 of patient revenue from affiliated practices the Company does not own (non-GAAP measure) and, accordingly, does not consolidate its financial statements with the financial statements of these affiliated practices, and $1,539 of patient revenue from Arizona’s Tooth Doctor for Kids.
(6)	Includes stock option expense of $1,363 and PDG litigation expense of $1,572 ($1,857 net of tax or $.14 diluted earnings per share).
See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners is a leading provider of business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2006, we were affiliated with 22 dental group practices, comprising 470 full-time equivalent dentists practicing in 209 dental facilities in 18 states.

Legal Proceedings

Our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was amended September 22, 2006. The Complaint was filed in the Fourth Judicial District, Hennepin County, Minnesota (“the Court”), court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages and return of the “Park Dental” name to PDG. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. PDHC also filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. The parties have also delivered formal breach letters to one another under the Service Agreement. Discovery in this case is substantially complete, the parties engaged, unsuccessfully, in court-ordered mediation and the case is scheduled to be tried beginning on July 5, 2007.

For the year ended December 31, 2006, revenues generated from our Service Agreement at Park Dental represented 29% of our consolidated net revenues. There is no assurance of adjudication of the case in PDHC’s favor or that the Court will grant PDHC’s motion for summary judgment. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. PDHC believes the claims made by PDG are baseless, and PDHC intends to vigorously contest all claims in the Complaint and pursue its counterclaims. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

Acquisition and Affiliation Summary

When affiliating with a dental practice, we customarily acquire selected assets and enter into a long-term service agreement with the affiliated practice. Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The affiliated practice is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

During 2006, 2005 and 2004, we completed thirteen, ten and five acquisition and affiliation transactions, respectively. In two of these transactions, we acquired non-clinical assets and entered into long-term service agreements with the affiliated practices. In one of these transactions, we developed de novo dental facilities rather than acquiring non-clinical assets, and we entered into a long-term service agreement with the affiliated practice. In 24 of these transactions, we acquired non-clinical assets, and the practice was combined with one of our existing affiliated practices and became subject to an existing service agreement. Finally, in one of these transactions, we acquired the assets of the practice, Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), and as permitted by applicable state law, Tooth Doctor employs the dentists thus not necessitating a service agreement between us and the affiliated practice. These acquisition and affiliation transactions resulted in the addition of four affiliated practices, 41 dental facilities and 371 operatories. The 2006, 2005 and 2004 acquisition and affiliation transactions, at the time of the transactions, generated $38 million, $29 million and $6 million of patient revenue on an annualized basis, respectively.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our dental benefits third party administrator (“TPA”) and fees earned by our dental laboratory.

The following table provides the components of our net revenue for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Reimbursement of expenses	$159,932	$144,599	$130,746
Business service fees	51,945	47,380	42,714

Revenue earned under service agreements	211,877	191,979	173,460
Other revenue	6,040	4,949	5,094

Net revenue	$217,917	$196,928	$178,554

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services provided and capital committed by us. Under certain service agreements, representing 55% of our 2006 service fees, our service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement, representing 28% of our 2006 service fees, our service fee consists of (i) a monthly fee for the first six months of the year equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year and (ii) a monthly fee for the second six months of the year which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, representing 16% of our 2006 service fees, our service fee consists entirely of a fixed monthly fee determined by agreement of us and the affiliated practice in a formal planning process. Under a certain service agreement, representing less than 1% of our 2006 service fees, our service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year. In all instances, the service fee is negotiated at fair market value for services provided and capital committed by us to the affiliated practices.

Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

For additional information on components of our net revenue, see Note 3 of “Notes to Consolidated Financial Statements.”

Patient Revenue of the Affiliated Practices

We believe it is important to understand patient revenue of the affiliated practices. This includes the practices that we do not control, nor own any equity interests in, and are affiliated with us by means of service agreements. We do not consolidate the financial statements of these affiliated practices with ours, and accordingly their patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue. It is however, a financial measure we use, along with the patient revenue of Tooth Doctor, to monitor operating performance and to help identify and analyze trends of the affiliated practices which may impact our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the years ended December 31:

	2006	2005	2004
Fee-for-service	31%	34%	37%
PPO and dental referral plans	52%	48%	43%
Capitated managed care plans	17%	18%	20%

For the affiliated practices that we do not own and are affiliated with us by means of a service agreement, after collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by these affiliated practices for compensation of dentists and, in certain states, hygienists and/or dental assistants who are employed by these affiliated practices.

The following table sets forth for the years ended December 31, 2006, 2005 and 2004, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2006	2005		2005	2004
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$322,897	$294,560	9.6%	$294,560	$272,369	8.1%
Platform dental group practices that affiliated with us during periods of comparison	14,504	8,422	72.2%	8,422	-	-

Total patient revenue	337,401	302,982	11.4%	302,982	272,369	11.2%
Patient revenue of Tooth Doctor	1,539	-	-	-	-	-

Patient revenue of platform dental group practices affiliated with us by means of service agreements	335,862	302,982	10.9%	302,982	272,369	11.2%
Amounts due to us under service agreements	211,877	191,979	10.4%	191,979	173,460	10.7%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$123,985	$111,003	11.7%	$111,003	$98,909	12.2%

Same market patient revenue growth was 9.6% for the year ended December 31, 2006 and was comprised of a 5.8% increase in provider hours, 3.3% improvement in provider productivity and the remainder to improved reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2006 excludes platform affiliations that occurred after January 1, 2005. Same market patient revenue growth was 8.1% for the year ended December 31, 2005 and was comprised of a 4.2% increase in provider hours, 2.1% improvement in provider productivity and the remainder to improved reimbursement rates. Same market patient revenue growth for 2005 excludes platform affiliations that occurred after January 1, 2004.

Amounts retained by affiliated practices we do not own increased 11.7% in 2006 and 12.2% in 2005. The increase in 2006 was attributable to greater profitability levels at the affiliated practices. The increase in 2005 is primarily due to practice affiliations during the periods of comparison where the affiliated practices are required to employ the hygienists and dental assistants.

Results of Operations

The following tables set forth our net revenue and results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$217,917	100.0%	$196,928	100.0%	10.7%
Salaries and benefits	91,282	41.9%	83,638	42.5%	9.1%
Lab fees and dental supplies	35,066	16.1%	31,638	16.1%	10.8%
Office occupancy	26,404	12.1%	23,013	11.7%	14.7%
Other operating expenses	19,084	8.8%	18,372	9.3%	3.9%
General corporate expenses	12,696	5.8%	9,570	4.9%	32.7%
Depreciation expense	7,845	3.6%	7,001	3.6%	12.1%
Amortization of intangible assets	5,358	2.5%	5,007	2.5%	7.0%

Total operating expenses	197,735	90.7%	178,239	90.6%	10.9%

Earnings from operations	20,182	9.3%	18,689	9.4%	8.0%
Interest expense, net	1,848	0.9%	1,804	0.9%	2.4%
Minority interest	54	0.0%	-	0.0%	0.0%

Earnings before income taxes	18,280	8.4%	16,885	8.5%	8.3%
Income taxes	7,146	3.3%	6,594	3.3%	8.4%

Net earnings	$11,134	5.1%	$10,291	5.2%	8.2%

	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$196,928	100.0%	$178,554	100.0%	10.3%
Salaries and benefits	83,638	42.5%	77,489	43.4%	7.9%
Lab fees and dental supplies	31,638	16.1%	28,566	16.0%	10.8%
Office occupancy	23,013	11.7%	20,956	11.7%	9.8%
Other operating expenses	18,372	9.3%	16,643	9.3%	10.4%
General corporate expenses	9,570	4.9%	8,856	5.0%	8.1%
Depreciation expense	7,001	3.6%	5,934	3.3%	18.0%
Amortization of intangible assets	5,007	2.5%	4,408	2.5%	13.6%

Total operating expenses	178,239	90.6%	162,852	91.2%	9.4%

Earnings from operations	18,689	9.4%	15,702	8.8%	19.0%
Interest expense, net	1,804	0.9%	1,592	0.9%	13.3%
Minority interest	-	0.0%	-	0.0%	0.0%

Earnings before income taxes	16,885	8.5%	14,110	7.9%	19.7%
Income taxes	6,594	3.3%	5,591	3.1%	17.9%

Net earnings	$10,291	5.2%	$8,519	4.8%	20.8%

Net Revenue

Net revenue increased 10.7% to $217,917,000 in 2006 from $196,928,000 in 2005. This increase was attributable to an 8.2% increase in same market net revenue growth in addition to net revenue earned from our platform affiliations completed in 2006 and 2005, and to a lesser extent, by an increase in other revenue due to patient revenue earned by Arizona’s Tooth Doctor for Kids. Net revenue increased 10.3% to $196,928,000 in 2005 from

$178,554,000 in 2004. This increase was attributable to an 8.5% increase in same market net revenue growth and incremental net revenue earned from our platform affiliation completed in February 2005, offset by a decrease in other revenue. The decrease in other revenue in 2005 is primarily attributable to a decrease in dental laboratory fees as a result of an increasing percentage of fees being earned from our affiliated dental groups. The percentage of lab fees being earned from our affiliated dental groups was 71%, 70% and 63% for 2006, 2005 and 2004, respectively.

Net revenue derived from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 29%, 31%, and 32% of our consolidated net revenue for 2006, 2005 and 2004, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of our consolidated net revenue for each of the years 2006, 2005 and 2004. No other service agreement or customers accounted for greater than 10% of our consolidated net revenue.

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working at the dental facilities, dental laboratory and local and regional shared service centers. At the facility level, we generally employ the administrative staff and, where permitted by state law, the hygienists and dental assistants. We also employ the dentists at Tooth Doctor. The personnel at the local and regional shared service centers support the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 41.9% in 2006 from 42.5% in 2005. This decrease was primarily attributable to staff productivity increases at the affiliated dental groups and to a lesser extent in-market affiliations completed in 2005 where we do not employ the hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned. Salaries and benefits expense as a percentage of net revenue decreased from 43.4% in 2004 to 42.5% in 2005. This decrease was primarily attributable to staff productivity increases, as well as the impact of our platform affiliation with Premier Dental Partners which is located in Missouri, a state where we do not employ the hygienists and dental assistants.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue was 16.1% in 2006 and 2005, and 16.0% in 2004. This percentage has remained relatively constant since 2004 due to increased utilization of our dental laboratory by the affiliated practices and to a lesser extent our continued focus on managing dental supplies expenses. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue was 10.4% in 2006 and 2005, and 10.5% for 2004.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.1% in 2006 from 11.7% in 2005. This increase is primarily due to the relocations of our National Information Systems team and Park Dental resource group at the beginning of 2006, a $234,000 lease buy-out payment and, to a lesser extent, the full year impact of a relocation of a dental facility in 2005. Office occupancy expense as a percentage of net revenue remained constant at 11.7% for 2005 and 2004. In 2006, we completed three de novo facilities and expanded nine facilities. In 2005, we completed one de novo facility and relocated and/or expanded seventeen facilities. In 2004, we completed one de novo facility and relocated and/or expanded nineteen facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses as a percentage of net revenue decreased as a percentage of net revenue to 8.8% in 2006 from 9.3% in 2005. This decrease is due to a decrease in professional fees at the affiliated dental groups, a reduction in other general and administrative expenses and, to a lesser extent, leveraging of these expenses at the affiliated dental groups, off-set by an increase in computer consulting fees. Other operating expense remained constant as a percentage of net revenue at 9.3% for 2005 and 2004.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue increased to 5.8% in 2006 from 4.9% in 2005. This increase is due to costs associated with the PDG Litigation (see “Legal Proceedings”) and stock-based compensation expense. General corporate expense decreased to 4.9% in 2005 from 5.0% in 2004. This decrease in 2005 as a percent of net revenue was due to a leveraging of our general corporate expenses.

We incurred approximately $1,570,000 in costs associated with the PDG Litigation in 2006. We anticipate these costs, compared to the same period in 2006, to remain consistent or increase over the first six months of 2007 due to preparation for the trial and the actual trial for the PDG Litigation. The adoption of Statement of Financial Accounting Standards No. 123(R) “Share-based Payment” (“SFAS No. 123(R)”), effective January 1, 2006, resulted in $1,363,000 of stock-based compensation expense, approximately $900,000 net of tax, in 2006. We anticipate these costs to increase approximately $400,000 in 2007 due to 2007 option grants. Finally, we expect a modest increase in general corporate office occupancy expense in 2007 as we are entering into a new lease in June 2007, for a larger space to accommodate personnel growth at our corporate office.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue remained constant at 3.6% in 2006 and 2005. Depreciation expense as an expense of net revenue increased to 3.6% of net revenue in 2005 from 3.3% in 2004. The increase in depreciation expense as a percent of net revenue in 2005 primarily related to increased investment in leasehold improvements and dental equipment and, to a lesser extent, amortization of software development costs relating to Improvis which began in the fourth quarter of 2005. We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2007. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2007 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense as a percentage of net revenue remained constant at 2.5% in 2006, 2005 and 2004.

Based on an evaluation of historical financial trends in 2005, we determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated. Accordingly, we increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations were increased to 25 years. This change in estimate impacted, at that time, 5% of our intangible assets and had the effect of reducing amortization expense for 2005 by approximately $76,000, or $46,000 net of tax. This change in estimate reduced amortization expense by approximately $152,000, or $92,000 net of tax, in 2006.

Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 8.0% to $20,182,000, or 9.3% of net revenue, in 2006 from $18,689,000, or 9.4% of net revenue, in 2005. Earnings from operations as a percentage of net revenue decreased in 2006 primarily due to costs associated with the PDG Litigation and stock-based compensation in the amounts of $1,570,000 and $1,363,000, respectively. Earnings from operations increased 19.0% to $18,689,000, or 9.4% of net revenue, in 2005 from $15,702,000, or 8.8% of net revenue, in 2004. Earnings from operations as a percentage of net revenue increased in 2005 primarily due to increased productivity as a result of higher same market growth rates and leveraging of corporate expenses and other costs.

Interest Expense

Net interest expense increased to $1,848,000 in 2006 from $1,804,000 in 2005. The increase in 2006 was due to higher interest rates, off-set by reduced average borrowings outstanding in 2006 compared to 2005. The increase in 2005 was due to increased borrowings compared to 2004 as well as an increase in LIBOR interest rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information related to our credit facility.

Minority Interest

On December 1, 2006, we completed the acquisition of the assets of Arizona’s Tooth Doctor for Kids. The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company and 15% by the principals of Tooth Doctor. As a result of this transaction we began to consolidate the financial results of Tooth Doctor with our results in December, 2006. The minority interest represents the gain attributable to the minority shareholders for the period that we consolidated Tooth Doctor.

Income Taxes

Our effective tax rate was 39.1% in 2006 and 2005, and 39.6% in 2004. The decrease in 2005 was due to a reduction in state income taxes. We expect our effective tax rate to be 40.0% in 2007 due to increases in state income taxes.

Net Earnings

As a result of the foregoing, net earnings increased 8.2% to $11,134,000, or 5.1% of net revenue, in 2006 from $10,291,000, or 5.2% of net revenue, in 2005. The decrease as a percentage of net revenue is due to the costs associated with the PDG Litigation and stock-based compensation in the amount of $956,000 and $900,000, net of taxes, respectively. Net earnings increased 20.8% to $10,291,000, or 5.2% of net revenue, in 2005 from $8,519,000, or 4.8% of net revenue, in 2004. In 2005, net earnings reflect our increased earnings from operations and a reduction in our effective tax rate, offset by increased borrowing costs.

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

For the years ended December 31, 2006 and 2005, cash provided by operating activities amounted to $31,050,000 and $25,452,000, respectively. In 2006, cash from operations primarily resulted from net earnings after adding back non-cash items, an increase in accounts payable and a decrease in accounts receivable, primarily receivables due from affiliated practices. The increase in accounts payable is primarily due to the timing of payables and an increase in outstanding checks in excess of deposits in transit as of December 31, 2006 as compared to December 31, 2005. The decrease in receivables due from affiliated practices was primarily due to a continued focus on receivables management at the affiliated practices. The days sales outstanding for the patient receivables of the affiliated practices decreased from 35 days at December 31, 2005 to 32 days at December 31, 2006. For the years ended December 31, 2005 and 2004, cash provided by operating activities amounted to $25,452,000 and $25,405,000, respectively. In 2005, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accrued compensation offset by an increase in accounts receivable, primarily receivables due from the affiliated practices. These changes resulted in cash from operations remaining essentially the same for the years ended December 31, 2005 and 2004.

For the years ended December 31, 2006 and 2005, cash used for investing activities amounted to $33,902,000 and $32,000,000, respectively. The net increase of approximately $1,900,000 in cash used for investing activities is primarily due to an increase of $9,900,000 in cash used for acquisitions and affiliations, net of cash acquired, offset by decreases of $4,400,000 in contingent payments made as part of affiliations and $3,800,000 in capital expenditures. The remaining increase is due to other investing activities. The increase in cash paid for affiliations was due to $18,700,000 of cash consideration paid for the acquisition of Tooth Doctor. The decrease in contingent payments is due to a $4,790,000 contingent payment made in 2005 as a result of a 2002 affiliation. In addition, approximately $1,300,000 in contingent payments as a result of 2005 affiliations were accrued for as of December 31, 2006, and will be paid in the first quarter of 2007. Capital expenditures decreased due to project timing as approximately $4,000,000 of relocation and/or expansion projects have been extended into 2007. Consequently, we expect capital expenditures in 2007 to increase significantly to approximately $14,000,000 in capital expenditures, which includes the carryover of 2006 projects, the relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects. For the years ended December 31, 2005 and 2004, cash used for investing activities amounted to $32,000,000 and $13,109,000, respectively. The increase of approximately $18,900,000 in cash used for investing activities is due to an increase of $12,700,000 in cash used for affiliations, net of cash acquired, an increase of approximately $4,700,000 in contingent payments made as part of affiliations and, to a lesser extent, an increase of approximately $1,400,000 in capital expenditures. The remaining increase is due to other investing activities. The increase in cash used for affiliations, net of cash acquired, was due to the completion of nine in-market affiliations and one platform affiliation in 2005 compared to five in-market affiliations completed in 2004. The increase in contingent payments was due to the aforementioned $4,790,000 contingent payment made in 2005.

For the years ended December 31, 2006 and 2005, cash provided by financing activities amounted to $3,646,000 and $5,762,000, respectively. The decrease of $2,100,000 in cash provided by financing activities is primarily due to less borrowing on our revolving credit facility of $3,000,000 during 2006, offset by a decrease of $1,100,000 in repayments of subordinated debt in 2006 compared to 2005. The remaining decrease in cash provided by financing activities is due to $1,100,000 less in proceeds from the issuance of common stock for the exercise of stock options in 2006 offset by $565,000 in tax benefits recognized on the exercise of stock options and $176,000 in cash used for payment of debt issuance costs in 2005. Borrowing on our credit facility decreased in 2006 due to our ability to use cash provided by operations to pay for affiliations in 2006 to a greater extent than 2005. Repayments of subordinated debt decreased in 2006 due to the fact that we have not used subordinated debt as consideration for affiliations since 2003. Proceeds from the exercise of stock options decreased in 2006 due to a reduced number of option exercises compared to 2005, which was off-set by a change in classification of tax benefits on the exercise of stock option from cash provided by operating activities to cash provided by financing activities as a result of the adoption, on January 1, 2006, of SFAS No. 123(R) “Share-Based Payment.” For the year ended December 31, 2005, cash provided by financing activities amounted to $5,762,000, and cash used for financing activities for the year ended December 31, 2004 was $12,813,000. The primary reason for the difference between the two periods is the aforementioned increase in affiliation activity during 2005 compared to 2004. In 2005 we borrowed $4,900,000 on the revolving credit facility to finance affiliations, while in 2004 the size and number of affiliations allowed us to pay down approximately $12,500,000 on our credit facility.

We have a $70,000,000 revolving credit facility that we use for general corporate purposes, including working capital, acquisitions, affiliations and capital expenditures. The facility had an original maturity date of February 2008 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in February 2007. The outstanding balance under this line as of December 31, 2006 was $33,700,000, and we had a stand-by letter of credit amounting to $650,000 at December 31, 2006. The unused balance under this line as of December 31, 2006 was $36,300,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $35,462,000 was available for borrowing. On February 21, 2007, we amended our credit facility as a result of favorable credit markets and our improved financial position and extended the maturity to February 2012. Amendments to the original facility included an increase in the facility capacity to $75,000,000, a decrease in the interest margin and a decrease in our commitment fees. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.875% for LIBOR borrowings. At December 31, 2006, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.35% and the prime interest rate under the credit facility was 8.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.20% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of December 31, 2006.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt and, to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide funding for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2006 is as follows (in thousands):

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt (1)	$188	$81	$71	$36	$-
Revolving credit facility (2)	33,700	-	33,700	-	-
Operating leases (3)	85,317	15,367	25,376	17,560	27,014

Total	$119,205	$15,448	$59,147	$17,596	$27,014

(1) In addition to these contractual obligations, future interest payments relating to our long-term debt are fixed at a rate of 7% and are due as follows: $13 in 2007, $12 in 2008-2009, $2 in 2010-2011.

(2) Future interest obligations relating to our revolving credit facility are not determinable as the interest rate is variable and the agreement does not include a required principal repayment schedule. We have not historically hedged our interest rate exposure and the principal balance fluctuates daily. For additional information relating to our revolving credit facility, refer to Note 8 in the Notes to Consolidated Financial Statements. Table does not reflect the February 21, 2007 amendment to credit facility extending its maturity to February 2012.

(3) Operating lease payments include amounts which are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $76,995 and are due as follows: $14,017 in 2007, $23,267 in 2008-2009, $15,800 in 2010-2011, and $23,911 thereafter.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of receivables due from affiliated practices, goodwill, other intangible assets and loss reserves for our captive insurance company. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

The Company’s carrying amount of receivables due from affiliated practices, that have entered into service agreements with us, requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. To date we have not recorded any losses related to our receivables due from affiliated practices.

The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practices’ patient receivables would be required.

Service Agreements and Intangible Assets

The Company’s affiliations with dental group practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows.

These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Intangible assets assigned to trade name as a result of the acquisition of Tooth Doctor are indefinite-lived and not amortized. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2006.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Beginning in 2007, certain of our insurances will be reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which we and our captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We and our captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123(R). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions for future stock option grants can materially affect the estimate of fair value of stock-based compensation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the interpretation will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins, ranging from 0.875% to 1.875% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at December 31, 2006 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $337,000 per annum. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2006 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded certain elements of the internal control over financial reporting of Arizona’s Tooth Doctor for Kids, an 85% owned subsidiary, from our assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by us in a business combination during fiscal 2006. The excluded elements represent controls over accounts of approximately 11.5% of consolidated assets and 0.7% of consolidated revenues for the year ended December 31, 2006. Arizona’s Tooth Doctor for Kids will be included in our fiscal 2007 evaluation.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Dental Partners, Inc:

We have completed integrated audits of American Dental Partners Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payments.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting appearing in Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Tooth Doctor from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Tooth Doctor from our audit of internal control over financial reporting. Tooth Doctor is an 85% owned subsidiary whose total assets and total revenues represent 11.5% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2007

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,386	$592
Accounts receivable, net	16,373	15,155
Inventories	2,136	2,080
Prepaid expenses and other current assets	2,522	1,824
Prepaid/refundable income taxes	267	915
Deferred income taxes	1,935	1,743

Total current assets	24,619	22,309

Property and equipment, net	46,460	45,184

Non-current assets:
Goodwill	23,091	5,095
Service agreements and other intangibles, net	101,113	97,260
Other	537	798

Total non-current assets	124,741	103,153

Total assets	$195,820	$170,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,279	$6,929
Accrued compensation and benefits	10,967	8,197
Accrued expenses	7,105	5,005
Current maturities of debt	81	123

Total current liabilities	29,432	20,254
Non-current liabilities:
Long-term debt	33,807	32,039
Deferred income taxes	15,874	16,185
Other liabilities	342	273

Total non-current liabilities	50,023	48,497

Total liabilities	79,455	68,751

Minority interest	54	-

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 12,991,137 and 12,840,004 shares issued; 12,408,637 and 12,257,504 shares outstanding at December 31, 2006 and December 31, 2005, respectively	130	128
Additional paid-in capital	61,257	57,977
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	58,798	47,664

Total stockholders’ equity	116,311	101,895

Total liabilities and stockholders’ equity	$195,820	$170,646

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net revenue	$217,917	$196,928	$178,554
Operating expenses:
Salaries and benefits	91,282	83,638	77,489
Lab fees and dental supplies	35,066	31,638	28,566
Office occupancy	26,404	23,013	20,956
Other operating expense	19,084	18,372	16,643
General corporate expense	12,696	9,570	8,856
Depreciation	7,845	7,001	5,934
Amortization of intangible assets	5,358	5,007	4,408

Total operating expenses	197,735	178,239	162,852

Earnings from operations	20,182	18,689	15,702
Interest expense	1,848	1,804	1,592
Minority interest	54	-	-

Earnings before income taxes	18,280	16,885	14,110
Income taxes	7,146	6,594	5,591

Net earnings	$11,134	$10,291	$8,519

Net earnings per common share:
Basic	$0.91	$0.86	$0.75

Diluted	$0.86	$0.81	$0.70

Weighted average common shares outstanding:
Basic	12,301	12,006	11,372

Diluted	12,916	12,716	12,102

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2003	11,612	(582)	$116	$48,796	$28,854	$(3,874)	$73,892
Issuance of common stock for employee stock purchase plan	46	-	1	261	-	-	262
Issuance of common stock for exercised stock options, including tax benefit of $2,406	747	-	7	4,527	-	-	4,534
Net earnings	-	-	-	-	8,519	-	8,519

Balance at December 31, 2004	12,405	(582)	124	53,584	37,373	(3,874)	87,207
Issuance of common stock for employee stock purchase plan	35	-	-	364	-	-	364
Issuance of common stock for exercised stock options, including tax benefit of $2,079	400	-	4	4,029	-	-	4,033
Net earnings	-	-	-	-	10,291	-	10,291

Balance at December 31, 2005	12,840	(582)	128	57,977	47,664	(3,874)	101,895
Issuance of common stock for employee stock purchase plan including tax benefit of $14	35	-	1	486	-	-	487
Issuance of common stock for exercised stock options, including tax benefit of $565	116	-	1	1,431	-	-	1,432
Stock-based compensation expense				1,363			1,363
Net earnings	-	-	-	-	11,134	-	11,134

Balance at December 31, 2006	12,991	(582)	$130	$61,257	$58,798	$(3,874)	$116,311

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings	$11,134	$10,291	$8,519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,845	7,001	5,934
Stock-based compensation	1,363	-	-
Tax benefit realized on exercise of stock options	-	2,079	2,406
Minority interest	54	-	-
Amortization of intangible assets	5,358	5,007	4,408
Other amortization	165	222	224
Deferred income tax provision/(benefit)	(501)	(384)	1,807
(Gain)/loss on disposal of property and equipment	(1)	60	99
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	929	(1,015)	3,161
Other current assets	(350)	165	305
Accounts payable and accrued expenses	3,745	14	(385)
Accrued compensation and benefits	541	1,585	174
Income taxes payable/refundable, net	650	402	(1,313)
Other, net	118	25	66

Net cash provided by operating activities	31,050	25,452	25,405

Cash flows from investing activities:
Cash paid for affiliation transactions	(25,852)	(15,941)	(3,239)
Capital expenditures, net	(7,243)	(11,068)	(9,657)
Proceeds from the sale of property and equipment	-	121	36
Contingent and deferred payments	(474)	(4,848)	(163)
Payment of affiliation costs	(333)	(264)	(86)

Net cash used for investing activities	(33,902)	(32,000)	(13,109)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments	1,850	4,900	(12,475)
Repayments of debt	(123)	(1,279)	(2,710)
Proceeds from shares issued under employee stock purchase plan	473	364	263
Proceeds from issuance of common stock for exercise of stock options	867	1,953	2,128
Tax benefit on exercise of stock options	565	-	-
Tax benefit on disqualified dispositions	14	-	-
Payment of debt issuance costs	-	(176)	(19)

Net cash provided by (used for) financing activities	3,646	5,762	(12,813)

Increase (decrease) in cash and cash equivalents	794	(786)	(517)
Cash and cash equivalents at beginning of period	592	1,378	1,895

Cash and cash equivalents at end of period	$1,386	$592	$1,378

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,737	$1,480	$1,558

Cash paid during the period for income taxes, net	$6,490	$4,461	$2,734

Outstanding checks in excess of deposits in transit	$2,694	$1,311	$2,948

Non-cash investing activities:
Capital expenditures and intangible assets accrued for, not paid	$1,411	$265	$5,365

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations which are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated dental practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary which is owned 85% by the company (see Note 4: Acquisitions and Affiliations.) All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices, which are affiliated with the Company by means of a long-term service agreement, with its own, except for Tooth Doctor.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

Reclassifications

Amounts due from affiliated practices of $14,751,000 for 2005 are now reflected under accounts receivable, net. Accounts receivable, net, of $404,000 of the Company’s dental laboratory and dental benefits third party administrator (“TPA”) for 2005 have been reclassified from prepaid expenses and other current assets to accounts receivable, net, to conform to 2006 presentation.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value because the interest rates are approximate rates at which similar types of borrowing arrangements could be obtained by the Company.

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Under certain service agreements, the Company’s service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement, the Company’s service fee consists of (i) a monthly fee for the first six months of the year equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year and (ii) a monthly fee for the second six months of the year which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, the Company’s service fee consists entirely of a fixed monthly fee determined by agreement of the Company and the affiliated practice in a formal planning process. Under a certain service agreement, the Company’s service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year. In all instances, the service fee is negotiated as fair market value for services provided by the Company to the affiliated practices. Additionally, the Company’s net revenue includes amounts from patient revenue of Tooth Doctor, TPA fees and dental laboratory fees.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies – (Continued)

Goodwill

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. Prior to 2004, management performed an impairment test on goodwill on an annual basis during the Company’s first quarter or on an interim basis if an event or circumstance indicated that it is more likely than not that an impairment loss had been incurred. During 2004, the Company changed the timing of the annual impairment test to the fourth quarter. The Company determines impairment by comparing the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2006.

Service Agreements and Other Intangible Assets

The Company’s affiliations with dental group practices by means of service agreements are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows.

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

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2006.

Based on an evaluation of historical financial trends, the Company determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated and, accordingly, increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations were increased to 25 years in 2005. This change in estimate impacted 5% of the Company’s intangible assets and had the effect of reducing amortization expense by approximately $92,000 and $46,000, net of tax, in 2006 and 2005, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies – (Continued)

Insurance

The Company maintains various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. Beginning in 2007, certain of the Company’s insurances will be reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which the Company and its captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company and its captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, were $1,600,000 for 2006 and $1,300,000 for 2005. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

Stock Option Plans

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because the Company granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies – (Continued)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for the year ended December 31 (in thousands, except per share amounts):

	2005	2004
Net earnings, as reported	$10,291	$8,519
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(847)	(896)

Net earnings, proforma	$9,444	$7,623

Earnings per share:
Basic, as reported	$0.86	$0.75

Basic, pro forma	$0.79	$0.67

Diluted, as reported	$0.81	$0.70

Diluted, pro forma	$0.74	$0.63

See Note 11, “Stock-based Compensation” for further detail on the Company’s stock-based compensation and stock option plans.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies – (Continued)

recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

(3) Accounts Receivable, net and Net Revenue

Accounts receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices that represent amounts due pursuant to the terms of the service agreements, and other receivables, which are trade receivables, net of any allowances for doubtful accounts, for the Company’s affiliated dental practice, dental lab and TPA. The following table lists receivables due from affiliated practices and other receivables for the years ended December 31 (in thousands):

	December 31,
	2006	2005
Receivables due from affiliated practices	$14,000	$14,751
Other receivables, net	2,373	404

Accounts receivable, net	$16,373	$15,155

Net revenue

For the years ended December 31, 2006, 2005 and 2004, net revenue consisted of the following (in thousands):

	2006	2005	2004
Reimbursement of expenses:
Salaries and benefits	$76,154	$68,800	$63,020
Lab and dental supplies	37,250	33,791	30,340
Office occupancy expenses	24,371	21,282	19,326
Other operating expenses	15,485	14,705	13,044
Depreciation expense	6,672	6,021	5,016

Total reimbursement of expenses	159,932	144,599	130,746
Business service fees	51,945	47,380	42,714

Revenue earned under service agreements	211,877	191,979	173,460
Patient revenue, professional services and dental laboratory fees	6,040	4,949	5,094

Net revenue	$217,917	$196,928	$178,554

Net revenue derived from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 29%, 31%, and 32% of the Company’s consolidated net revenue for 2006, 2005 and 2004, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of the Company’s consolidated net revenue for each of the years 2006, 2005 and 2004. No other service agreement or customers accounted for greater than 10% of the Company’s consolidated net revenue.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(4) Acquisitions and Affiliations

During the year ended December 31, 2006, the Company completed thirteen acquisition and affiliation transactions. The Company acquired selected assets of eleven dental practices, ten that joined existing affiliated practices and one platform affiliation in Wisconsin, which included execution of a new service agreement between the Company and the affiliated practice. In another transaction, the Company developed de novo dental facilities in Minnesota, rather than acquiring selected clinical assets, and executed a service agreement between the Company and the affiliated practice. Finally, the Company acquired the assets of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), the assets of Tooth Doctor being contributed to a newly created subsidiary which is owned 85% by the Company, which became a new platform affiliation in Arizona. The Company did not execute a new service agreement as Tooth Doctor employs dentists. Please see detailed discussion of acquisition of Tooth Doctor in the last section of this footnote. All transactions completed in 2006 are referred to as “2006 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $25,750,000 in cash and a $50,000 deferred payment that was accrued at the transaction date and will be paid in the first quarter of 2007. Excluding Tooth Doctor, contingent payments associated with five 2006 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and in total cannot exceed $255,000. The Company records contingent payments in the period they are resolved.

During the year ended December 31, 2005, the Company completed ten acquisition and affiliation transactions. The Company acquired selected assets of ten dental practices, nine that joined existing affiliated practices and one platform affiliation in Missouri, which included execution of a new service agreement between the Company and the affiliated practice. All transactions completed in 2005 are referred to as “2005 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $15,941,000 in cash. Contingent payments of $1,292,000 associated with two 2005 Transactions were resolved and accrued for on December 31, 2006. They will be paid in the first quarter of 2007. Contingent payments associated with three 2005 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and in total cannot exceed $340,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(4) Acquisitions and Affiliations – (Continued)

The 2006 and 2005 Transactions are as follows:

Date	Affilated Practice	Location(s)
December 2006	Arizona’s Tooth Doctor for Kids	Phoenix/Globe, AZ
December 2006	Gregory A. Wadleigh, D.D.S., M.S.	Sun Prarie/Middleton, WI
October 2006	John E. Moser, D.D.S.	Brookfield, WI
July 2006	Dental-Net, Inc.	Tucson/Glendale, AZ
June 2006	Gary R. Ricketts, D.D.S.	Houston, TX
June 2006	Fred J. Leydecker, D.D.S.	Blasdell, NY
June 2006	Michael E. Grady, D.D.S.	Milwaukee, WI
June 2006	Associated Dental Care	Albertville/Blaine, MN
May 2006	J. Mark LaVoy, D.D.S.	Glendale, AZ
April 2006	Deerwood Orthodontics	Franklin, WI
March 2006	Complete Dental Care	Madison Heights, MI
February 2006	Kenneth E. Miller, D.D.S.	Oklahoma City, OK
January 2006	Michael A. Talluto, D.D.S.	Seneca, NY
December 2005	Mark M.Ortinau, D.D.S.	Ellisville, MO
October 2005	Harold S. Marks, D.D.S.	Eldersburg, MD
September 2005	Kerry J. Neal, D.D.S.	Austin, TX
September 2005	Newburgh Heights Dental	Plymouth, MI
August 2005	Desert Dental Specialty	Palm Desert, CA
July 2005	Dental Associates of Rochester	Rochester, NY
April 2005	Karen L. Robinette, D.D.S.	Oklahoma City, OK
April 2005	Thomas G. Hartnett, D.D.S.	Hamburg, NY
February 2005	Premier Dental Partners	St. Louis, MO
January 2005	James D. Hera, D.D.S.	Minneapolis, MN

The accompanying consolidated financial statements include the results of operations under the service agreements from the date of affiliation. The following tables show total consideration paid, the estimated fair value of net assets acquired and intangible assets associated with 2006 and 2005 Transactions, excluding Tooth Doctor (in thousands):

	2006	2005
Total consideration paid	$7,056	$16,741
Fair value of net tangible assets acquired and liabilities assumed	530	3,139

Intangible assets	$6,526	$13,602

The Company affiliated with Desert Dental Specialty in 2005. In connection with the Desert Dental Specialty transaction, the asset purchase agreement between the Company and Desert Dental Specialty included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2006, less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $1,192,000 which was accrued as of December 31, 2006 in accrued expenses and will be paid in the first quarter of 2007.

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the asset purchase agreement between the Company and 1st Advantage

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(4) Acquisitions and Affiliations – (Continued)

included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2004, less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $4,790,000 which was accrued as of December 31, 2004 and was paid in 2005.

On December 1, 2006, the Company completed its acquisition of the assets of Tooth Doctor. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The results of Tooth Doctor’s operations have been included in the consolidated financial statements since that date. Tooth Doctor is a dental group practice with six locations in metropolitan Phoenix and Globe, Arizona. Tooth Doctor provides the Company with expertise and entrance in a rapidly growing area of dentistry, providing dental care to children who have historically had limited access to dental care. The aggregate purchase price was $18,700,000 in cash. No common shares or debt were issued in connection with the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

December 1, 2006
Current assets	$2,106
Property, plant and equipment	975
Intangible assets	1,275
Goodwill	17,996

Total assets acquired	22,352

Current liabilities	(3,652)

Total liabilities assumed	(3,652)

Net assets acquired	$18,700

The acquired intangible asset of $1,275,000 was classified as a trade name intangible, is not subject to amortization and is expected to be deductible for tax purposes. Goodwill of $17,996,000 is expected to be deductible for tax purposes. The Company is in the process of obtaining third-party valuations of certain intangible assets, and therefore, the allocation of the purchase is subject to adjustment.

In addition, the acquisition agreement between the Company and former owners of Tooth Doctor includes a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2007, less capital expenditures incurred from the date of the acquisition, to be paid in the first quarter of 2008. After the fifth anniversary of the transaction, the Company will have the option to purchase the 15% minority interest and the minority owners will have the option to sell their ownership in Tooth Doctor to the Company at a value based on a multiple of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), subject to certain adjustments.

The following unaudited pro forma financial information presents results as if the Tooth Doctor acquisition had occurred at the beginning of the respective periods:

	December 31,
	2006	2005
Net revenue	$236,000	$215,961
Net income	12,054	11,252
Earnings per share-basic	0.98	0.94
Earnings per share-diluted	0.93	0.88

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(4) Acquisitions and Affiliations – (Continued)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land and buildings	$767	$761
Equipment	47,899	41,621
Furniture and fixtures	9,743	8,549
Leasehold improvements	37,742	36,787

Total property and equipment	96,151	87,718
Less accumulated depreciation	(49,691)	(42,534)

Total property and equipment, net	$46,460	$45,184

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial, and financial capabilities. As of December 31, 2006, seven affiliated practices, comprising 40 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,693,000, which includes approximately $101,000 in capitalized interest, in connection with this project as of December 31, 2006, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $112,000 in amortization costs as of December 31, 2006. These costs will be amortized over ten years.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2025. Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $19,560,000, $17,580,000, and $16,130,000, respectively, of which $18,055,000, $16,399,000 and $14,924,000 were reimbursed under service agreements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(5) Property and Equipment – (Continued)

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2006 are as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2007	$15,367	$14,017	$1,350
2008	13,716	12,546	1,170
2009	11,660	10,721	939
2010	9,852	8,922	930
2011	7,708	6,878	830
Thereafter	27,014	23,911	3,103

Total minimum lease payments	$85,317	$76,995	$8,322

(6) Intangible Assets

Intangible assets consisted of the following as of December 31, 2006 and 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2006
Service agreements	$135,782	$(36,086)	$99,696
Trade name	1,275	-	1,275
Customer relationships	205	(63)	142

	$137,262	$(36,149)	$101,113

December 31, 2005
Service agreements	$127,846	$(30,741)	$97,105
Customer relationships	205	(50)	155

	$128,051	$(30,791)	$97,260

Intangible asset amortization expense for 2006, 2005 and 2004 was $5,358,000, $5,007,000, and $4,408,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $5,500,000. The weighted average amortization period for service agreements and customer relationships is 25 years. Based on an evaluation of historical financial trends, the Company determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated and, accordingly, in 2005 the Company increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations were increased to 25 years. This change in estimate impacted 5% of the Company’s intangible assets at that time and had the effect of reducing amortization expense by approximately $92,000 and $46,000, net of tax, in 2006 and 2005, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(7) Income Taxes

Income tax expense for the years ended December 31 consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$6,854	$6,222	$2,950
State	754	754	778

Total current	7,608	6,976	3,728

Deferred:
Federal	(634)	(552)	1,792
State	172	170	71

Total deferred	(462)	(382)	1,863

Total income taxes	$7,146	$6,594	$5,591

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Operating loss and other carryforwards	$594	$529
Organization and start-up costs	23	29
Accrued expenses and other liabilities	2,583	1,743
Other	9	-

Gross deferred tax assets	3,209	2,301
Net valuation allowance	(483)	(315)

Net deferred tax assets	$2,726	$1,986

Deferred tax liabilities:
Intangibles	$(14,951)	$(14,292)
Property and equipment	(996)	(1,547)
Software costs	(719)	(589)

Total deferred tax liabilities	(16,666)	(16,428)

Net deferred tax liabilities	$(13,940)	$(14,442)

The Company has a valuation allowance against a portion of its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $483,000 and $315,000 as of December 31, 2006 and 2005, respectively. The change in the valuation allowance for the years ended December 31, 2006 and 2005 was $168,000 and $269,000 respectively. The initial recognition (that is, by elimination of the valuation allowance) of the state tax benefits in the future will be primarily recorded to additional paid-in capital, not consolidated statements of income.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $579,000 and $2,079,000 for the years ended December 31, 2006 and 2005, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(7) Income Taxes – (Continued)

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2006			2005
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$1,655	$280	$1,935	$1,303	$440	$1,743
Non-current	233	558	791	(95)	338	243

Total deferred tax assets	1,888	838	2,726	1,208	778	1,986

Deferred tax liabilities:
Current	-	-	-	-	-	-
Non-current	(13,243)	(3,423)	(16,666)	(13,175)	(3,253)	(16,428)

Total deferred tax liabilities	(13,243)	(3,423)	(16,666)	(13,175)	(3,253)	(16,428)

Net deferred tax liabilities	$(11,355)	$(2,585)	$(13,940)	$(11,967)	$(2,475)	$(14,442)

The Company has state net operating loss carryforwards of $11,923,000 as of December 31, 2006 which expire at various times from 2007 through 2025.

The following table reconciles the Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2006	2005	2004
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	0.0	(0.2)	(0.7)
State taxes, net of Federal benefit	3.3	3.6	6.4
SFAS No. 123(R) expense for employee stock purchase plan	0.4	0.0	0.0
Other permanent differences	0.4	0.7	(1.1)

Effective income tax rate	39.1%	39.1%	39.6%

In the Company’s opinion, adequate tax liabilities have been established for all years. Federal tax years prior to 2003 are closed.

(8) Debt

Long-term debt obligations consist of the following at December 31 (in thousands):

	2006	2005
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 6.35% to 8.25%	$33,700	$31,850
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	188	312

Total long-term debt	33,888	32,162
Less current maturities	81	123

Long-term debt, non-current portion	$33,807	$32,039

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(8) Debt – (Continued)

Annual maturities of long-term debt as of December 31, 2006 are as follows (in thousands):

Long-term Debt
2007	$81
2008 (1)	33,736
2009	36
2010	35
2011	-
Thereafter	-

Total payments	$33,888

(1) On February 21, 2007, the Company amended its facility extending its maturity date to February 2012.

Revolving Line of Credit

The Company has a $70,000,000 revolving credit facility that is used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. The facility had an original maturity date of February 2008 and maximum borrowings under the line were scheduled to decrease to $65,000,000 in February 2007. The outstanding balance under this line as of December 31, 2006 was $33,700,000, and the Company had a stand-by letter of credit amounting to $650,000 at December 31, 2006. The unused balance under this line as of December 31, 2006 was $36,300,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $35,462,000 was available for borrowing. On February 21, 2007, the Company amended its credit facility and extended the maturity to February 2012. Amendments to the original facility included an increase in the facility capacity to $75,000,000, a decrease in the interest margin and a decrease in the Company’s commitment fees. Borrowings under the amended credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.875% for LIBOR borrowings. At December 31, 2006, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.35% and the prime interest rate under the credit facility was 8.25%. In addition, the Company pays a commitment fee on the unused balance of the credit facility ranging from 0.20% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of its subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of December 31, 2006.

(9) Related Party Transactions

The Company affiliated with 1st Advantage Dental Management, L.L.C. (“1st Advantage”) in 2002. In connection with the 1st Advantage transaction, the Company entered into a subordinated note agreement with the owners of 1st Advantage, including an individual who became an executive officer of the Company. During 2004, the executive officer’s portion of subordinated note payments made by the Company to 1st Advantage was $61,000. In addition, the asset purchase agreement between the Company and 1st Advantage included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(9) Related Party Transactions – (Continued)

year ending December 31, 2004, less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $4,790,000 which was accrued as of December 31, 2004 and paid in 2005. Of the total contingent payment, the executive officer received approximately $714,000. The subordinated note and service agreement are on substantially the same terms and conditions as all of the Company’s other subordinated notes and service agreements.

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

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2006 and 2005, there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2006, 12,991,137 shares were issued and 12,408,637 shares were outstanding. As of December 31, 2005, 12,840,004 shares were issued and 12,257,504 shares were outstanding.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2006 at a cost of $3,874,000. The Company’s 2005 stock dividend was not paid on the repurchased shares of Common Stock.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(10) Stockholders’ Equity – (Continued)

Cash Dividends

The Company has the ability to pay cash dividends on its Common Stock but has not done so to date. The terms of the Company’s credit facility allow the Company to pay dividends without the lenders’ consent up to certain maximums and compliance with certain covenants.

(11) Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years. At December 31, 2006, options for 1,294,261 shares were vested and 617,000 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123,” allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because the Company granted stock options to employees and directors at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

Under SFAS No. 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated by the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is using the Black-Scholes model. The adoption of SFAS No. 123(R), applying the “modified prospective method,” as elected by the Company, requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing those forfeitures and the corresponding reduction in expense as they occur. The Company has chosen to use the “short-cut method” to determine the pool of windfall tax benefits as of the adoption of SFAS No. 123(R). In addition, SFAS No. 123(R) requires the Company to reflect tax savings resulting from the tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as reflected prior to the adoption of SFAS No. 123(R).

The Company recognized stock-based compensation expense for options granted and its employee stock purchase plan (“ESPP”) of $1,363,000 during the year ended December 31, 2006, and this expense was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for options grants of $447,745 for the year ended December 31, 2006, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of December 31, 2006 was approximately $3,200,000, and the weighted average period of time over which this cost will be recognized is 3.0 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(11) Stock-based Compensation – (Continued)

The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2006		2005		2004
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	4.6%	4.9%	3.7%	4.0%	2.6%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	42%	41%	36%	35%	61%	43%
Expected life (years)	6.25	0.5	4.0	0.5	4.0	0.5
Weighted average fair value of options/ purchase rights granted during the year	$6.91	$4.59	$5.29	$3.40	$6.45	$3.34

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-based Payment.” Expected life of the Company’s ESPP purchase rights reflects the length of each period (six months) an employee can participate in at the end of which shares are purchased.

The following table summarizes the stock option transactions during the year ended December 31, 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,782	$7.65	-	-
Granted	285	14.18	-	-
Exercised	(116)	7.51	-	-
Forfeited or expired	(8)	11.09	-	-

Outstanding at December 31, 2006	1,943	$8.60	6.59	$19,994

Exercisable at December 31, 2006	1,294	$6.53	5.76	$16,001

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31 2006, 2005 and 2004 are provided in the following table (in thousands):

	2006	2005	2004
Proceeds from stock options exercised	$867	$1,953	$2,128
Tax benefit related to stock options exercised	$565	$2,079	$2,406
Intrinsic value of stock options exercised	$1,205	$5,525	$6,539

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(11) Stock-based Compensation – (Continued)

Summaries of the Company’s stock option plans as of December 31, 2006 are as follows:

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, (the “2005 Plan”), provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2006, 675,000 shares were authorized under the 2005 Plan, with 675,000 shares reserved for issuance and options for 233,000 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan, (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2006, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance and options for 50,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2006, 2,359,869 shares were authorized under the 1996 Plan, with 1,345,440 shares reserved for issuance and options for 1,345,440 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 14,054 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2006, options for 14,054 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(11) Stock-based Compensation – (Continued)

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vest over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2006, options for 33,660 shares were outstanding under the Affiliate Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2006, 577,500 shares were authorized under the 1996 Directors Plan, with 266,550 shares reserved for issuance and options for 266,550 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 400,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 349,832 shares have been issued through 2006 and 20,403 shares were committed for issuance as of December 31, 2006.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(11) Stock-based Compensation – (Continued)

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2006, 2005 and 2004 follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,781,531	$7.65	1,957,051	$6.15	2,522,533	$4.89
Granted	284,800	14.17	240,150	15.75	246,900	8.90
Exercised	(115,804)	7.51	(399,922)	5.07	(753,270)	2.82
Cancelled	(7,823)	11.09	(15,748)	10.17	(59,112)	6.23

Outstanding at end of year	1,942,704	$8.60	1,781,531	$7.65	1,957,051	$6.15

Exercisable at end of year	1,294,261	$6.53	1,150,597	$6.10	1,108,008	$5.67

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.41 - $ 5.23	333,286	4.35	$4.93	333,286	$4.93
$ 5.25 - $ 5.98	113,146	4.74	5.44	104,532	5.41
$ 5.99 - $ 5.99	386,261	6.50	5.99	365,712	5.99
$ 6.00 - $ 6.04	55,350	6.07	6.02	54,263	6.02
$ 6.67 - $ 6.67	300,000	6.76	6.67	249,750	6.67
$ 8.67 - $ 8.67	3,750	1.16	8.67	3,750	8.67
$ 8.90 - $ 8.90	199,238	7.10	8.90	89,446	8.90
$ 9.45 - $ 9.45	39,060	0.58	9.45	39,060	9.45
$ 13.80 - $ 13.80	261,000	9.14	13.80	-	-
$ 15.70 - $ 19.45	251,613	8.30	16.00	54,462	15.75

	1,942,704	6.59	$8.60	1,294,261	$6.53

(12) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation, subject to IRS max/minimums. Total plan expense for the years ended December 31, 2006, 2005 and 2004 was $1,184,000, $1,002,000 and $995,000, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(13) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2006	2005	2004
Basic Earnings Per Share:
Net earnings available to common stockholders	$11,134	$10,291	$8,519

Weighted average common shares outstanding	12,301	12,006	11,372

Net earnings per share	$0.91	$0.86	$0.75

Diluted Earnings Per Share:
Net earnings available to common stockholders	11,134	$10,291	$8,519

Weighted average common shares outstanding	12,301	12,006	11,372
Add: Dilutive effect of options (1)	615	710	730

Weighted average common shares as adjusted	12,916	12,716	12,102

Net earnings per share	$0.86	$0.81	$0.70

(1) In 2006, 461,865 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(14) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net revenue	$54,066	$55,078	$53,842	$54,931
Operating expenses	48,978	49,355	49,401	50,001
Earnings from operations	5,088	5,723	4,441	4,930
Earnings before income taxes	4,604	5,253	3,992	4,431
Income taxes	1,813	2,070	1,578	1,685
Net earnings	$2,791	$3,183	$2,414	$2,746
Net earnings per share (1):
Basic	$0.23	$0.26	$0.20	$0.22
Diluted	$0.22	$0.25	$0.19	$0.21
Weighted average common shares outstanding:
Basic	12,269	12,280	12,308	12,345
Diluted	12,851	12,848	12,934	13,022

2005
Net revenue	$48,145	$49,427	$49,573	$49,783
Operating expenses	43,560	44,147	45,471	45,061
Earnings from operations	4,585	5,280	4,102	4,722
Earnings before income taxes	4,155	4,888	3,625	4,217
Income taxes	1,646	1,934	1,437	1,577
Net earnings	$2,509	$2,954	$2,188	$2,640
Net earnings per share (1):
Basic	$0.21	$0.25	$0.18	$0.22
Diluted	$0.20	$0.23	$0.17	$0.21
Weighted average common shares outstanding:
Basic	11,870	11,960	12,021	12,181
Diluted	12,534	12,635	12,784	12,876

(1)	The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

(15) Subsequent Events

On January 1, 2007, the Company completed an affiliation with a general dentistry practice which joined the existing affiliated practice in Maryland. The Company acquired certain non-clinical assets and the dental practice became subject to the existing service agreement at Greater Maryland Dental Partners. The dental practice is a two location practice serving the greater Maryland market.

On February 1, 2007, the Company completed an affiliation with a pediatric dentistry practice which joined the existing affiliated practice in Texas. The Company acquired certain non-clinical assets and the dental practice

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(15) Subsequent Events – (Continued)

became subject to the existing service agreement at Longhorn Dental Associates. The dental practice is a two location practice serving the greater Austin, Texas market.

On February 21, 2007, the Company amended its credit facility and extended the maturity to February 2012. Amendments to the original facility included an increase in the facility capacity to $75,000,000, a decrease in the interest margin and a decrease in the Company’s commitment fees. Borrowings under the amended credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.875% for LIBOR borrowings. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of its subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2006.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information relating to the executive officers of the Company is included under the caption “Executive Officers and Senior Management of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A summary of our stockholder approved and non-approved equity plans as of December 31, 2006 (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,943	$8.60	617

Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	30

Total all plans	1,943	$8.60	647

The information set forth under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Election of Directors - Compensation Committee Interlocks” in the Company’s Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Proposal 3 – Ratification of Independent Public Accountant – Independent Accountant Fees” and “Audit Committee Report” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements (See Item 8)

(a)(2)	Financial Statement Schedules
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 72.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 9th day of March, 2007.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 9, 2007

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 9, 2007

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 9, 2007

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 9, 2007

/S/ JAMES T. KELLY James T. Kelly	Director	March 9, 2007

/S/ MARTIN J. MANNION Martin J. Mannion	Director	March 9, 2007

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 9, 2007

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

4(a)	Form of Stock Certificate (1)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (11)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (11)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (11)

10(w)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2003, between PDHC, Ltd. and PDG, P.A. (12)

10(x)	Credit Agreement dated October 16, 2003 among American Dental Partners, Inc., the Lenders Party Hereto and KeyBank National Association as Agent (13)

10(y)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004, between PDHC, Ltd. and PDG, P.A. (14)

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan (14)

10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (15)

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan (15)

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan (15)

EXHIBIT INDEX (cont.)

10(dd)	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners, Inc., the Lenders Named Herein and KeyBank National Association as Agent (16)

10(ee)	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between The Subsidiaries of American Dental Partners, Inc. and KeyBank National Association (16)

10(ff)	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners, Inc. and its subsidiaries and KeyBank National Association (16)

10(gg)	Amended and Restated Service Agreement dated January 1, 1999 between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C. (18).

10(hh)	Amendment No. 1 to Amended and Restated Service Agreement dated October 1, 2000 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ii)	Amendment No. 2 to Amended and Restated Service Agreement dated January 1, 2001 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18).

10(jj)	Amendment No. 3 to Amended and Restated Service Agreement dated July 1, 2003 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(kk)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ll)	Amended 2005 Equity Incentive Plan (19)

10(mm)	Amended 2005 Directors Stock Option Plan (19)

10(nn)	Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan (19)

10(oo)	Nonqualified Stock Option Agreement for 2005 Directors Stock Option Plan (19)

10(pp)	Written Description of the Company’s Executive Bonus Plan (20)

10(qq)	Second Amendment to Amended and Restated Service Agreement dated August 10, 2005 between PDHC, Ltd. and PDG, P.A (21)

10(rr)	Fourth Amendment to Amended and Restated Service Agreement dated January 1, 2005 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (22)

10(ss)	Contribution Agreement among Care for Kids – USA, LLC and the Tooth Doctor entities and owners dated October 25, 2006 (23)

10(tt)	Limited Liability Company Agreement of Care for Kids – USA, LLC, dated December 1, 2006 (23)

10(uu)	Omnibus Amendment Agreement and Waiver, dated as of January 24, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement, and KeyBank National Association, as administrative agent for the lenders (24)

10(vv)	Amendment No. 2 to Amended and Restated Credit Agreement dated as of February 21, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement and JP Morgan Chase Bank, N.A., and KeyBank National Association, as administrative agent for the lenders (25)

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics (17)

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

EXHIBIT INDEX (cont.)

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 20, 2003.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2003.
(13)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.
(14)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2004.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2004.
(16)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 17, 2004.
(18)	Incorporated by reference to the Company’s Form 10-K filed on March 14, 2005.
(19)	Incorporated by reference to the Company’s Form 8-K filed on July 18, 2005.
(20)	Incorporated by reference to the Company’s Form 8-K filed on April 20, 2005.
(21)	Incorporated by reference to the Company’s Form 8-K filed on August 16, 2005.
(22)	Incorporated by reference to the Company’s Form 10-K filed on March 10, 2006.
(23)	Incorporated by reference to the Company’s Form 8-K filed on December 4, 2006.
(24)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.
(25)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2007.