Form 10-Q
period 2007-03-31
AMERICAN DENTAL PARTNERS INC
filed 2007-05-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

☐  Yes    ☒  No

The number of shares of Common Stock, $0.01 par value, outstanding as of May 4, 2006 was 12,545,017.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,082	$1,386
Accounts receivable, net	20,590	16,373
Inventories	2,189	2,136
Prepaid expenses and other current assets	2,806	2,522
Prepaid/refundable income taxes	—	267
Deferred income taxes	2,004	1,935

Total current assets	32,671	24,619
Property and equipment, net	47,192	46,460

Non-current assets:
Goodwill	22,668	23,091
Service agreements and other intangible assets, net	101,867	101,113
Other	758	537

Total non-current assets	125,293	124,741

Total assets	$205,156	$195,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,652	$11,279
Accrued compensation and benefits	9,422	10,967
Accrued expenses	7,764	7,105
Income taxes payable	1,318	—
Current maturities of debt	81	81

Total current liabilities	29,237	29,432
Non-current liabilities:
Long-term debt	36,907	33,807
Deferred income taxes	16,406	15,874
Other liabilities	372	342

Total non-current liabilities	53,685	50,023

Total liabilities	82,922	79,455

Minority interest	211	54
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,122,517 and 12,991,137 shares issued; 12,540,017 and 12,408,637 shares outstanding at March 31, 2007 and December 31, 2006, respectively	131	130
Additional paid-in capital	63,089	61,257
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Retained earnings	62,677	58,798

Total stockholders’ equity	122,023	116,311

Total liabilities and stockholders’ equity	$205,156	$195,820

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$65,458	$54,066
Operating expenses:
Salaries and benefits	27,971	22,540
Lab fees and dental supplies	10,174	8,711
Office occupancy	7,136	6,335
Other operating expense	5,501	4,818
General corporate expense	3,907	3,352
Depreciation	2,104	1,912
Amortization of intangible assets	1,442	1,310

Total operating expenses	58,235	48,978

Earnings from operations	7,223	5,088
Interest expense	625	484
Minority interest	157	—

Earnings before income taxes	6,441	4,604
Income taxes	2,562	1,813

Net earnings	$3,879	$2,791

Net earnings per common share:
Basic	$0.31	$0.23

Diluted	$0.30	$0.22

Weighted average common shares outstanding:
Basic	12,456	12,269

Diluted	13,145	12,851

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,879	$2,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,104	1,912
Stock-based compensation	441	304
Minority interest	157	—
Amortization of intangible assets	1,442	1,310
Other amortization	36	42
Deferred income tax provision/(benefit)	466	(104)
Loss/(gain) on disposal of property and equipment	2	79
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(4,128)	(762)
Other current assets	(317)	(676)
Accounts payable and accrued expenses	(393)	1,807
Accrued compensation and benefits	(1,561)	(1,231)
Income taxes payable/refundable, net	1,583	2,441
Other, net	(228)	63

Net cash provided by operating activities	3,483	7,976

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(1,890)	(820)
Capital expenditures, net	(2,168)	(1,489)
Contingent and deferred payments	(162)	(208)
Payment of affiliation costs	(58)	(17)

Net cash used for investing activities	(4,278)	(2,534)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	3,100	(4,700)
Repayment of debt	—	(45)
Proceeds from shares issued under employee stock purchase plan	264	206
Proceeds from shares issued for exercise of stock options	630	39
Tax benefit on exercise of stock options	496	13
Tax benefit on disqualified dispositions	1	4

Net cash provided by (used for) financing activities	4,491	(4,483)

Increase in cash and cash equivalents	3,696	959
Cash and cash equivalents at beginning of period	1,386	592

Cash and cash equivalents at end of period	$5,082	$1,551

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$599	$540

Cash (received) paid during the period for income taxes, net	$16	$(500)

Outstanding checks in excess of deposits in transit	$1,339	$1,588

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$1,801	$114

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary which is owned 85% by the Company. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices, which are affiliated with the Company by means of a long-term service agreement, with its own financial statements.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2006 consolidated financial statements to conform to current period presentation. Accounts receivable, net for the Company’s dental laboratory and dental benefits third-party administrator has been reclassified to accounts receivable, net from prepaids and other current assets. As a result, the consolidated statement of cash flows for the period ending March 31, 2006 reflects a reclassification of $81,000 in operating cash flows from other current assets to accounts receivable.

(3)	Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable requires management to make estimates and assumptions regarding the collectibility of fees from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4)	Recent Affiliations

During the first quarter 2007, the Company completed affiliations with three dental practices that joined Greater Maryland Dental Partners, P.A. and Longhorn Dental Associates, P.C., the existing affiliated practices in Maryland and Texas and became subject to the existing service agreements. Aggregate consideration paid in connection with these transactions amounted to approximately $1,900,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008 that cannot exceed $267,500 and 2009 that cannot exceed $142,500. The Company records contingent payments in the period they are resolved. In connection with these transactions, the Company recorded approximately $1,760,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

On December 1, 2006, the Company completed an acquisition of the assets of Tooth Doctor. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The Company obtained third-party valuations of certain intangible assets. As a result, the Company recorded a reclassification of goodwill to intangible assets – customer relationships during the first quarter 2007 in the amount of $400,000 that will be amortized over five years.

In March 2007, the Company signed a non-binding letter of intent to enter into an affiliation. As part of the affiliation the Company will enter into a 40 year service agreement. The aggregate purchase price to be paid in connection with this affiliation will consist of $3,800,000 in cash. The Company expects the transaction to be completed in 2007, although there can be no assurance that the transaction will be completed.

(5)	Intangible Assets

Intangible assets consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2007
Service agreements	$137,578	$(37,466)	$100,112
Trade name	1,275	—	1,275
Customer relationships	605	(125)	480

Total intangible assets	$139,458	$(37,591)	$101,867

December 31, 2006
Service agreements	$135,782	$(36,086)	$99,696
Trade name	1,275	—	1,275
Customer relationships	205	(63)	142

Total intangible assets	$137,262	$(36,149)	$101,113

Intangible amortization expense for the three months ended March 31, 2007 and 2006 was $1,442,000 and $1,310,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $5,600,000. The weighted average amortization period for service agreements and customer relationships is approximately 25 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6)	Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At March 31, 2007, options for 1,367,068 shares were vested and 394,850 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 370,235 shares have been purchased under the ESPP and 179,765 shares are available for purchase as of March 31, 2007. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment.” The Company recognized stock-based compensation expense of $441,165 and $303,645 during the three months ended March, 31, 2007 and 2006, respectively, which were recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $155,011 and $104,436 during the three months ended March 31, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2007, was approximately $5.0 million and the weighted average period of time over which this cost will be recognized is 3.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	4.67%	5.09%	4.59%	4.40%
Expected life	6.19 years	0.5 years	6.25 years	0.5 years
Expected volatility	41.18%	42.91%	42.45%	36.51%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value of options	$10.17	$5.24	$6.74	$4.79

The Company calculated the volatility assumption for stock options using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-based Payment.” The Company calculated the volatility assumption for ESPP purchases using an expected volatility rate based on recent activity. The expected life of ESPP purchases is six months.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first quarter of 2007:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,943	$8.60	—	—
Granted	222	21.25	—	—
Exercised	(111)	5.66	—	—
Forfeited or expired	(1)	12.68	—	—

Outstanding at March 31, 2007	2,053	10.12	6.87	$23,818

Exercisable at March 31, 2007	1,367	$7.43	5.97	$19,549

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2007 and 2006 are provided in the following table (in thousands):

	2007	2006
Proceeds from stock options exercised	$630	$39
Tax benefit related to stock options exercised	$496	$13
Intrinsic value of stock options exercised	$1,603	$36

(7)	Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices that represent amounts due pursuant to the terns of the service agreements, and other receivables, net of any allowances for doubtful accounts, associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Receivables due from affiliated practices	$16,308	$14,000
Other receivables, net	4,282	2,373

Accounts receivable, net	$20,590	$16,373

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of Tooth Doctor and fees earned by the Company’s TPA and dental laboratory. Net revenue consisted of the following for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Reimbursement of expenses:
Salaries and benefits	$20,230	$18,818
Lab and dental supplies	10,235	9,272
Office occupancy expense	6,418	5,784
Other operating expense	4,142	3,891
Depreciation expense	1,740	1,638

Total reimbursement of expenses	42,765	39,403
Business service fees	15,715	13,573

Revenue earned under service agreements	58,480	52,976
Patient revenue, professional services and dental laboratory fees	6,978	1,090

Net revenue	$65,458	$54,066

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 25% and 30% of its consolidated net revenue for the three months ended March 31, 2007 and 2006, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 14% of its consolidated net revenue for the three months ended March 31, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Basic Earnings Per Share:

Net earnings available to common stockholders	$3,879	$2,791

Weighted average common shares outstanding	12,456	12,269

Net earnings per share	$0.31	$0.23

Diluted Earnings Per Share:

Net earnings available to common stockholders	$3,879	$2,791

Weighted average common shares outstanding	12,456	12,269
Add: Dilutive effect of options (1)	689	582

Weighted average common shares as adjusted	13,145	12,851

Net earnings per share	$0.30	$0.22

(1)	120,733 and 497,850 options were excluded for the three months ended March 31, 2007 and 2006, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(9)	Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of March 31, 2007, eight affiliated practices, six of which are completely converted, comprising 46 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,802,000, which includes approximately $115,000 in capitalized interest, in connection with this project as of March 31, 2007, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $135,000 in amortization costs as of March 31, 2007. These costs will be amortized over ten years.

(10)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

(11)	FASB Interpretation No. 48

The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $169,000 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Unrecognized income tax benefits did not change significantly during the three months ended March 31, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of March 31, 2007, the Company has approximately $67,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2002-2006 remain open to examination by taxing jurisdictions to which the Company is subject.

(12)	Subsequent Event

In April 2007, the Company signed a non-binding letter of intent to enter into an affiliation. As part of the affiliation the Company will enter into a 40 year service agreement. The aggregate purchase price to be paid in connection with this affiliation will consist of $5,385,000 in cash and a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the twelve months ending December 31, 2008 and cannot exceed $1,500,000. The Company expects the transaction to be completed in 2007, although there can be no assurance the transaction will be completed.

In May 2007, the Company completed an affiliation with an oral surgery practice which became a new affiliated practice in Texas. The aggregate purchase price paid in connection with this affiliation was approximately $1,500,000 in cash. The Company acquired certain non-clinical assets and entered into a new service agreement with the dental practice. The dental practice is a one location practice serving the greater Austin, Texas market. As part of the transaction the Company’s existing affiliated practice, Longhorn Dental Associates P.C., contributed its oral surgery practice to the new affiliated practice.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, its affiliated practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2007, we were affiliated with 22 dental group practices, comprising 515 full-time equivalent dentists practicing in 213 dental facilities in 18 states.

Legal Proceedings

As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was amended September 22, 2006. The Complaint was filed in the Fourth Judicial District, Hennepin County, Minnesota (“the Court”), court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages and return of the “Park Dental” name to PDG. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. PDHC also filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. The parties have also delivered formal breach letters to one another under the Service Agreement. Discovery in this case is substantially complete, the parties engaged, unsuccessfully, in court-ordered mediation and the case is scheduled to be tried beginning on July 5, 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the three months ended March 31, 2007, revenues generated from our Service Agreement at Park Dental represented 25% of our consolidated net revenues. There is no assurance of adjudication of the case in PDHC’s favor or that the Court will grant PDHC’s motion for summary judgment. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. PDHC believes the claims made by PDG are baseless, and PDHC intends to vigorously contest all claims in the Complaint and pursue its counterclaims. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

Affiliation and Acquisition Summary

When affiliating with a dental practice, we customarily acquire selected assets and enter into a long-term service agreement with the affiliated practice, except for our December 1, 2006 acquisition of Arizona’s Tooth for Kids (“Tooth Doctor”) in which we own 85%. As permitted by state law, Tooth Doctor employs dentists thus not necessitating a service agreement between us and an affiliated practice. Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The affiliated practice is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We are constantly evaluating potential affiliations and acquisitions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

During the first quarter 2007, we completed affiliations with three dental practices that joined Greater Maryland Dental Partners, P.A. and Longhorn Dental Associates, P.C., the existing affiliated practices in Maryland and Texas, and became subject to the existing service agreements. Aggregate consideration paid in connection with these transactions amounted to approximately $1,900,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008 that cannot exceed $267,500 and 2009 that cannot exceed $142,500. We record contingent payments in the period they are resolved. In connection with these transactions we recorded approximately $1,760,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

As part of the acquisition of Tooth Doctor, we obtained third-party valuations of certain intangible assets. As a result, we recorded a reclassification of goodwill to intangible assets – customer relationships during the first quarter 2007 in the amount of $400,000 that will be amortized over 5 years.

In March 2007, we signed a non-binding letter of intent to enter into an affiliation. As part of the affiliation the Company will enter into a 40 year service agreement. The aggregate purchase price to be paid in connection with this affiliation will consist of $3,800,000 in cash. We expect the transaction to be completed in the second quarter of 2007, although there can be no assurances that the transaction will be completed.

Revenue Overview

Our Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our TPA and fees earned by our dental laboratory.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Reimbursement of expenses	$42,765	$39,403
Business service fees	15,715	13,573

Revenue earned under service agreements	58,480	52,976
Other revenue	6,978	1,090

Net revenue	$65,458	$54,066

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

Patient Revenue of the Affiliated Practices

We believe it is important to understand patient revenue of the affiliated practices. This includes the practices that we do not control, nor own any equity interests in, and are affiliated with us by means of service agreements. We do not consolidate the financial statements of these affiliated practices with ours, and accordingly their patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue. It is, however, a financial measure we use, along with the patient revenue of Tooth Doctor, to monitor operating performance and to help identify and analyze trends of the affiliated practices which may impact our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the three months ended March 31:

	Three Months Ended March 31,
	2007	2006
Fee-for-service	27%	31%
PPO and dental referral plans	58%	53%
Capitated managed care plans	15%	16%

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

The following table sets forth for the three months ended March 31, 2007 and 2006, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended March 31,		% Change
	2007	2006
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$91,826	$84,286	8.9%
Platform dental group practices that affiliated with us during periods of comparison	6,713	—	—

Total patient revenue	98,539	84,286	16.9%
Patient revenue of Arizona’s Tooth Doctor for Kids	5,803	—	—

Patient revenue of platform dental group practices affiliated with us by means of service agreements	92,736	84,286	10.0%
Amounts due to us under service agreements	58,480	52,976	10.4%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$34,256	$31,310	9.4%

Same market patient revenue growth was 8.9% for the three months ended March 31, 2007. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2006, and for the current quarter was comprised of a 5.5% increase in provider hours, a 1.7% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 9.4% to $34,256,000, for the three months ended March 31, 2007 from $31,310,000 for the three months ended March 31, 2006. As a percentage of their patient revenue, amounts retained by affiliated practices decreased to 36.9% for the three months ended March 31, 2007, compared to 37.1% for the three months ended March 31, 2006. This decrease is due primarily to lower, as a percentage of patient revenue, salary and benefits expenses of dentists, dental hygienists and/or dental assistants employed by the affiliated practices in states where required by law during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, partially offset by an increase in profitability of the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$65,458	100.0%	$54,066	100.0%	21.1%
Salaries and benefits	27,971	42.7%	22,540	41.7%	24.1%
Lab fees and dental supplies	10,174	15.5%	8,711	16.1%	16.8%
Office occupancy	7,136	10.9%	6,335	11.7%	12.6%
Other operating expenses	5,501	8.4%	4,818	8.9%	14.2%
General corporate expenses	3,907	6.0%	3,352	6.2%	16.6%
Depreciation expense	2,104	3.2%	1,912	3.5%	10.0%
Amortization of intangible assets	1,442	2.2%	1,310	2.4%	10.1%

Total operating expenses	58,235	89.0%	48,978	90.6%	18.9%

Earnings from operations	7,223	11.0%	5,088	9.4%	42.0%
Interest expense	625	1.1%	484	0.9%	29.1%
Minority interest	157	0.2%	—	0.0%	0.0%

Earnings before income taxes	6,441	9.8%	4,604	8.5%	39.9%
Income taxes	2,562	3.9%	1,813	3.3%	41.3%

Net earnings	$3,879	5.9%	$2,791	5.2%	39.0%

Net Revenue

Net revenue increased 21.1% to $65,458,000 for the three months ended March 31, 2007 from $54,066,000 for the three months ended March 31, 2006. The increase was attributable to net revenue earned from platform acquisitions and affiliations completed in 2006 and same market net revenue growth from our affiliated dental groups of 8.3% for the three months ended March 31, 2007.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 25% and 30% of our consolidated net revenue for the three months ended March 31, 2007 and 2006, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 14% of our consolidated net revenue for the three months ended March 31, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue increased to 42.7% for the three months ended March 31, 2007 from 41.7% for the three months ended March 31, 2006. The increase is due to our 2006 acquisition of Tooth Doctor where we employ dentists.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.5% of net revenue for the three months ended March 31, 2007 from 16.1% for the three months ended March 31, 2006. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.3% for the three months ended March 31, 2007 and 2006.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue decreased to 10.9% for the three months ended March 31, 2007 from 11.7% for the three months ended March 31, 2006. The decrease is primarily attributable to our 2006 acquisition of Tooth Doctor where office occupancy expenses are lower as a percentage of revenue compared to other affiliated dental groups and, to a lesser extent, improved facility utilization at one of the affiliated dental groups. During the three months ended March 31, 2007, we expanded two and relocated two dental facilities.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. For the three months ended March 31, 2007, other operating expenses as a percentage of net revenue decreased to 8.4% from 8.9% for the three months ended March 31, 2006. The decrease is primarily due to decreases in professional fees and other general and administrative expenses, in addition to a non-recurring expense that was incurred in the first quarter of 2006.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue decreased to 6.0% for the three months ended March 31, 2007 from 6.2% for the three months ended March 31, 2006. The decrease was due to growth in net revenue as a result of same market net revenue growth and affiliations and acquisitions completed in 2006, offset by an increase in stock-based compensation expense and expenses associated with the PDG Litigation.

We recognized $441,000 of stock-based compensation expense, $282,000 net of tax, or $0.02 per share, for the three months ended March 31, 2007 compared to $304,000, $197,000 net of tax, or $0.02 per share, for the three months ended March 31, 2006. We estimate stock-based compensation expense for the full year 2007 will be approximately $1,900,000, approximately $1,200,000 net of tax, or $0.09 per share. In addition, we incurred approximately $525,000 in legal expenses associated with the PDG Litigation for the three months ended March 31, 2007, compared to $300,000 for the three months ended March 31, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters as we continue to prepare for trial which is currently scheduled to begin July 5, 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue decreased to 3.2% for the three months ended March 31, 2007 from 3.5% for the three months ended March 31, 2006. This decrease is primarily due to improved facility utilization at the affiliated practices as well as our 2006 acquisition of Tooth Doctor where depreciation expense is lower as a percentage of patient revenue compared to other affiliated dental groups.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2007. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2007 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements, as a percentage of net revenue decreased to 2.2% for the three months ended March 31, 2007 from 2.4% for the three months ended March 31, 2006. Amortization expense decreased due to same market net revenue growth of the affiliated dental groups and our 2006 acquisition of Tooth Doctor where the majority of the purchase price was allocated to goodwill.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 42% to $7,223,000, or 11% of net revenue, for the three months ended March 31, 2007, from $5,088,000, or 9.4% of net revenue, for the three months ended March 31, 2006. Earnings from operations increased as a percentage of net revenue primarily due to improved facility utilization, revenue earned from 2006 acquisitions and affiliations and leveraging of other operating and general corporate expenses.

Interest Expense

Net interest expense increased to $625,000 for the three months ended March 31, 2007, from $484,000 for the three months ended March 31, 2006. The increase is due equally to greater borrowings on our revolving credit facility and higher interest rates. Although we have not historically fixed or hedged our interest rate exposure, we are currently evaluating the merits of such a strategy. See the Liquidity and Capital Resources section for more information related to our credit facility.

Minority Interest

On December 1, 2006, we completed the acquisition of the assets of Tooth Doctor. The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company and 15% by the principals of Tooth Doctor. Minority interest expense was $157,000 representing the gain attributable to the minority interest holders for the three months ended March 31, 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Taxes

Our effective tax rate increased to 39.8% for the three months ended March 31, 2007 as compared to 39.4% for the three months ended March 31, 2006. The increase is due to higher state income tax provisions.

Net Earnings

As a result of the foregoing, net earnings increased 39% to $3,879,000, or 5.9% of net revenue, for the three months ended March 31, 2007, from $2,791,000, or 5.2% of net revenue, for the three months ended March 31, 2006. The increase in net earnings is primarily due to improved facility utilization, revenue earned from 2006 acquisitions and affiliations and leveraging of other operating and general corporate expenses, offset by increases in interest, minority interests and income taxes.

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

For the three months ended March 31, 2007 and 2006, cash provided by operating activities amounted to $3,483,000 and $7,976,000, respectively. For the three months ended March 31, 2007, cash provided by operations primarily resulted from net earnings after adding back non-cash items and an increase in income taxes payable, offset by increases in accounts receivable and other current assets and a reduction in accrued compensation and accounts payable. The decrease in cash flow from operations compared to the same period in 2006 is due primarily to an increase in accounts receivable of approximately $4,000,000 and a decrease in working capital. The increase in accounts receivable is due to an increase in amounts due from affiliated practices of approximately $2,300,000, which is largely affected by the patient receivables of the affiliated practices, and an increase of approximately $1,300,000 due to our captive insurance subsidiary. One of our affiliated practices experienced an increase in patient receivables associated with negotiating fee increases with several payors during the quarter as well as an overall growth in patient revenue which resulted in an increase in our accounts receivable. We expect the affiliate receivable to improve and the amount due to our captive insurance subsidiary to be collected in the second quarter. For the three months ended March 31, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and income taxes payable, partially offset by an increase in accounts receivable and other current assets and a reduction in accrued compensation and benefits.

For the three months ended March 31, 2007 and 2006, cash used for investing activities amounted to $4,278,000 and $2,534,000, respectively. The increase in cash used for investing activities compared to the same period in 2006 is due to an increase in cash paid in connection with acquisitions and affiliations of approximately $1,000,000 and capital expenditures of approximately $700,000. Cash paid for acquisitions and affiliations increased as a result of the current quarter’s affiliations being larger than those completed in the same period 2006. In addition, a contingent payment of approximately $1,200,000 which was accrued for in accrued expenses as of December 31, 2006 was paid in April 2007. Capital expenditures increased due to the carryover of 2006 relocation and/or expansion projects into 2007. We anticipate capital expenditures for the full year 2007 to be significantly more than prior years due to the aforementioned carryover of 2006 projects into 2007 and the continued relocation and/or expansion of existing dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the three months ended March 31, 2007, cash provided by financing activities amounted to $4,491,000 while cash used for financing activities for the three months ending March 31, 2006 was $4,483,000. The difference between the two periods is due to increased borrowings on our revolving credit facility to fund our captive insurance subsidiary in addition to an increase in proceeds and tax benefits from an increase in stock option exercises during the current quarter as compared to the same period in 2006.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We have a $75,000,000 revolving credit facility, maturing February 2012, that we use for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.875% for LIBOR borrowings. At March 31, 2007, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.2% and the prime interest rate under the credit facility was 8.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.20% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of March 31, 2007. The outstanding balance under this line as of March 31, 2007 was $36,800,000, and we had a stand-by letter of credit amounting to $650,000 at March 31, 2007. The unused balance under this line as of March 31, 2007 was $38,200,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $34,285,000 was available for borrowing.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of accounts receivable, goodwill, and other intangible assets, amounts for potential losses below retention levels on certain insurance coverages and stock-based compensation. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our carrying amount of receivables due from affiliated practices, that have entered into service agreements with us, requires management to assess the collectibility of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectibility of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. To date we have not recorded any losses related to our receivables due from affiliated practices.

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

Our captive insurance subsidiary’s accounts receivables are amounts due from the insurance carriers which underwrite the insurance policies with us and the affiliated practices and are expected to be collected in full in the second quarter 2007.

Service Agreements and Intangible Assets

The Company’s affiliations with dental group practices in which the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination and are recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized over five years.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of March 31, 2007.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. Our captive insurance subsidiary, which provides re-insurance for certain coverages, maintains reserves for losses below retention levels for these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,750,000 and $1,400,000 as of March 31, 2007 and 2006, respectively.

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

We recognized stock-based compensation expense of $441,165 and $303,645 during the three months ended March 31, 2007 and 2006, respectively, which were recorded within general corporate expenses on our consolidated statement of income. In addition, we recorded a deferred tax benefit associated with stock-based compensation of $155,011 and $104,436 during the three months ended March 31, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2007, was approximately $5.0 million and the weighted average period of time over which this cost will be recognized is 3.7 years.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we have $169,000 of unrecognized income tax benefits, all of which would affect our effective tax rate if recognized. Unrecognized income tax benefits did not change significantly during the three months ended March 31, 2007.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of March 31, 2007, we have approximately $67,000 of accrued interest and penalties related to uncertain tax positions.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business we are subject to examination by U.S. federal and state taxing authorities. The tax years 2002-2006 remain open to examination by taxing jurisdictions to which we are subject.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.875% to 1.875% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at March 31, 2007 under our variable rate revolving credit facility for each one percentage point change in interest rates would be approximately $368,000 per annum. Although we have not historically fixed or hedged our interest rate exposure, we are currently evaluating the merits of such a strategy.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2007.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental (the “PDG Litigation”). PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The Complaint was amended September 22, 2006. The Complaint was filed in the Fourth Judicial District, Hennepin County, Minnesota (“the Court”), court file number 27-CV-06-2500. The Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages and return of the “Park Dental” name to PDG. PDHC has filed an answer to the Complaint, has asserted various affirmative defenses, and has counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the Complaint with prejudice and recover compensatory damages, interest and costs and attorneys’ fees. PDHC also filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. The parties have also delivered formal breach letters to one another under the Service Agreement. Discovery in this case is substantially complete, the parties engaged, unsuccessfully, in court-ordered mediation and the case is scheduled to be tried beginning on July 5, 2007.

For the three months ended March 31, 2007, revenues generated from our Service Agreement at Park Dental represented 25% of our consolidated net revenues. There is no assurance of adjudication of the case in PDHC’s favor or that the Court will grant PDHC’s motion for summary judgment. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations. PDHC believes the claims made by PDG are baseless, and PDHC intends to vigorously contest all claims in the Complaint and pursue its counterclaims. In addition, we expect to incur ongoing expenses in connection with the PDG Litigation.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits (see exhibit index on page 28.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 9, 2007	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 9, 2007	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

May 9, 2007	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment to Service Agreement dated effective as of January 1, 2007 between Wisconsin Dental Group, S.C., and American Dental Partners of Wisconsin, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer