Form 10-Q
period 2007-06-30
AMERICAN DENTAL PARTNERS INC
filed 2007-08-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Commission File Number: 0-23363

AMERICAN DENTAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3297858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American Dental Partners, Inc.

401 Edgewater Place, Suite 430

Wakefield, Massachusetts 01880

(Address of principal executive offices, including zip code)

American Dental Partners, Inc.

201 Edgewater Drive, Suite 285

Wakefield, Massachusetts 01880

(Former address of principal executive offices, including zip code)

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

The number of shares of Common Stock, $0.01 par value, outstanding as of August 6, 2007 was 12,779,576.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,693	$1,386
Accounts receivable, net	20,535	16,373
Inventories	2,379	2,136
Prepaid expenses and other current assets	3,104	2,522
Prepaid/refundable income taxes	234	267
Deferred income taxes	1,983	1,935

Total current assets	33,928	24,619

Property and equipment, net	48,395	46,460

Non-current assets:
Goodwill	22,556	23,091
Service agreements and other intangible assets, net	113,273	101,113
Other	1,086	537

Total non-current assets	136,915	124,741

Total assets	$219,238	$195,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,291	$11,279
Accrued compensation and benefits	10,786	10,967
Accrued expenses	6,865	7,105
Current maturities of debt	36	81

Total current liabilities	28,978	29,432
Non-current liabilities:
Long-term debt	42,621	33,807
Deferred income taxes	16,238	15,874
Other liabilities	417	342

Total non-current liabilities	59,276	50,023

Total liabilities	88,254	79,455

Minority interest	751	54

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,338,721 and 12,991,137 shares issued; 12,756,221 and 12,408,637 shares outstanding at June 30, 2007 and December 31, 2006, respectively	133	130
Additional paid-in capital	66,460	61,257
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	309	—
Retained earnings	67,205	58,798

Total stockholders’ equity	130,233	116,311

Total liabilities and stockholders’ equity	$219,238	$195,820

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$66,552	$55,078	$132,010	$109,144
Operating expenses:
Salaries and benefits	27,194	22,396	55,165	44,936
Lab fees and dental supplies	10,506	8,971	20,680	17,682
Office occupancy	7,273	6,482	14,409	12,817
Other operating expense	5,559	4,850	11,060	9,668
General corporate expense	4,144	3,378	8,051	6,730
Depreciation	2,206	1,939	4,310	3,851
Amortization of intangible assets	1,483	1,339	2,925	2,649

Total operating expenses	58,365	49,355	116,600	98,333

Earnings from operations	8,187	5,723	15,410	10,811
Interest expense	578	470	1,203	954
Minority interest	90	—	247	—

Earnings before income taxes	7,519	5,253	13,960	9,857
Income taxes	2,991	2,070	5,553	3,883

Net earnings	$4,528	$3,183	$8,407	$5,974

Net earnings per common share:
Basic	$0.36	$0.26	$0.67	$0.49

Diluted	$0.34	$0.25	$0.64	$0.46

Weighted average common shares outstanding:
Basic	12,669	12,280	12,563	12,275

Diluted	13,302	12,848	13,203	12,850

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$8,407	$5,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,310	3,851
Stock-based compensation	945	678
Minority interest	247	—
Amortization of intangible assets	2,925	2,649
Other amortization	55	83
Deferred income tax provision/(benefit)	319	(221)
Loss/(gain) on disposal of property and equipment	(27)	80
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(3,871)	261
Other current assets	(503)	(633)
Accounts payable and accrued expenses	1,132	1,149
Accrued compensation and benefits	(377)	93
Income taxes payable/refundable, net	31	607
Other, net	(213)	83

Net cash provided by operating activities	13,380	14,654

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(15,068)	(4,396)
Capital expenditures, net	(5,699)	(2,857)
Contingent and deferred payments	(1,680)	(115)
Payment of affiliation costs	(106)	(224)

Net cash used for investing activities	(22,553)	(7,592)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	8,850	(5,850)
Repayment of debt	(81)	(81)
Contributions from minority interest holders	451	—
Proceeds from shares issued under employee stock purchase plan	264	206
Proceeds from shares issued for exercise of stock options	1,918	102
Tax benefit on exercise of stock options	2,075	42
Tax benefit on disqualified dispositions	3	8

Net cash provided by (used for) financing activities	13,480	(5,573)

Increase in cash and cash equivalents	4,307	1,489
Cash and cash equivalents at beginning of period	1,386	592

Cash and cash equivalents at end of period	$5,693	$2,081

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,105	$947

Cash paid during the period for income taxes, net	$3,119	$3,492

Outstanding checks in excess of deposits in transit	$2,168	$1,250

Non-cash investing activities:
Capital expenditures accrued for, not paid	$162	$289

See accompanying notes to interim consolidated financial statements.

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

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its subsidiaries in which it holds a majority interest. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices, which are affiliated with the Company by means of a long-term service agreement, with its own financial statements.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2006 consolidated financial statements to conform to current period presentation. Accounts receivable, net of the Company’s dental laboratory and dental benefits third-party administrator has been reclassified to accounts receivable, net from prepaids and other current assets. As a result, the consolidated statement of cash flows for the period ending June 30, 2006 reflects a reclassification of $74,000 in operating cash flows from other current assets to accounts receivable.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Affiliations

During the second quarter 2007, the Company completed affiliations with four dental practices; three were platform affiliations in the states of California, Minnesota and Texas where the Company entered into new service agreements, the fourth joined the existing affiliated practice, 1st Advantage Dental Group – New York, and became subject to the existing service agreement. Aggregate consideration paid by the Company in connection with these transactions amounted to approximately $13,200,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008 that cannot exceed $40,000 and 2009 that cannot exceed $1,500,000. The Company records contingent payments in the period they are resolved. In connection with these transactions, the Company recorded approximately $12,700,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

On December 1, 2006, the Company completed an acquisition of the assets of Arizona’s Tooth Doctor for Kids. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The Company continues to complete its asset allocation analysis. As a result, the Company recorded a reclassification of goodwill to inventory of approximately $121,000.

In 2006 and 2007, the Company entered into three platform affiliations in which our subsidiaries have minority owners. In addition to the Arizona’s Tooth Doctor for Kids acquisition, in two of our platform affiliations we acquired a 90% ownership interest, with the remaining 10% investment from a third party.

(5) Intangible Assets

Intangible assets consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2007
Service agreements	$150,467	$(38,889)	$111,578
Trade name	1,275	—	1,275
Customer relationships	605	(185)	420

Total intangible assets	$152,347	$(39,074)	$113,273

December 31, 2006
Service agreements	$135,782	$(36,086)	$99,696
Trade name	1,275	—	1,275
Customer relationships	205	(63)	142

Total intangible assets	$137,262	$(36,149)	$101,113

Intangible amortization expense for the three and six months ended June 30, 2007 was $1,483,000 and $2,925,000, respectively. Intangible amortization expense for the three and six months ended June 30, 2006 was $1,339,000 and $2,649,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $6,050,000. The weighted average amortization period for service agreements and customer relationships is 25 and 15 years, respectively. The weighted average remaining amortization period for all intangibles is 18 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At June 30, 2007, options for 1,151,950 shares were vested and 396,225 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 370,235 shares have been purchased under the ESPP and 179,765 shares are available for purchase as of June 30, 2007. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment.” The Company recognized stock-based compensation expense of $503,689 and $373,824 during the three months ended June 30, 2007 and 2006, respectively. The Company recognized stock-based compensation expense of $944,854 and $677,469 during the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $176,902 and $116,514 during the three months ended June 30, 2007 and 2006, respectively, and no amounts were capitalized. The Company recorded a deferred tax benefit associated with stock-based compensation of $331,913 and $220,950 during the six months ended June 30, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2007, was approximately $4.6 million and the weighted average period of time over which this cost will be recognized is 3.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first six months of 2007 and 2006:

	Six Months Ended June 30,
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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first six months of 2007:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,943	$8.60	—	—
Granted	222	21.25	—	—
Exercised	(327)	5.86	—	—
Forfeited or expired	(3)	16.33	—	—

Outstanding at June 30, 2007	1,835	10.61	6.81	$28,185

Exercisable at June 30, 2007	1,152	$7.71	5.95	$21,040

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of 2007 and 2006 are provided in the following table (in thousands):

	2007	2006
Proceeds from stock options exercised	$1,918	$102
Tax benefit related to stock options exercised	$2,075	$42
Intrinsic value of stock options exercised	$5,829	$112

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices that represent amounts due pursuant to the terns of the service agreements, and other receivables, net of any allowances for doubtful accounts, associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Receivables due from affiliated practices	$16,910	$14,000
Other receivables, net	3,625	2,373

Accounts receivable, net	$20,535	$16,373

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of its Arizona’s Tooth Doctor for Kids (Tooth Doctor) subsidiary, which is owned 85% by the Company, and fees earned by the Company’s TPA and dental laboratory. Net revenue consisted of the following for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reimbursement of expenses:
Salaries and benefits	$20,088	$18,749	$40,320	$37,568
Lab and dental supplies	10,544	9,511	20,780	18,783
Office occupancy expense	6,516	6,018	12,933	11,802
Other operating expense	4,191	3,954	8,332	7,845
Depreciation expense	1,819	1,650	3,560	3,287

Total reimbursement of expenses	43,158	39,882	85,925	79,285
Business service fees	16,401	13,950	32,114	27,523

Revenue earned under service agreements	59,559	53,832	118,039	106,808
Patient revenue, professional services and dental laboratory fees	6,993	1,246	13,971	2,336

Net revenue	$66,552	$55,078	$132,010	$109,144

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 25% and 29% of its consolidated net revenue for the three months ended June 30, 2007 and 2006, respectively, and represented approximately 25% and 30% of its consolidated net revenue for the six months ended June 30, 2007 and 2006, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 13% of the Company’s consolidated net revenue for the three months ended June 30, 2007 and 2006, respectively, and represented approximately 12% and 13% of the Company’s consolidated net revenue for the six months ended June 30, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings available to common stockholders	$4,528	$3,183	$8,407	$5,974

Weighted average common shares outstanding	12,669	12,280	12,563	12,275

Net earnings per share	$0.36	$0.26	$0.67	$0.49

Diluted Earnings Per Share:
Net earnings available to common stockholders	$4,528	$3,183	$8,407	$5,974

Weighted average common shares outstanding	12,669	12,280	12,563	12,275
Add: Dilutive effect of options (1)	633	568	640	575

Weighted average common shares as adjusted	13,302	12,848	13,203	12,850

Net earnings per share	$0.34	$0.25	$0.64	$0.46

(1)	233,991 and 496,350 options were excluded for the three months ended June 30, 2007 and 2006, respectively, due to their antidilutive effect. 182,703 and 422,384 options were excluded for the six months ended June 30,2007 and 2006, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(9) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of June 30, 2007, eight affiliated practices, five of which are completely converted, comprising 57 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,891,000, which includes approximately $130,000 in capitalized interest, in connection with this project as of June 30, 2007, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $157,000 in amortization costs as of June 30, 2007. These costs will be amortized over ten years.

(10) Income taxes

The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $169,000 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Unrecognized income tax benefits did not change significantly during the three months ended June 30, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of June 30, 2007, the Company has approximately $62,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2002-2006 remain open to examination by taxing jurisdictions to which the Company is subject.

(11) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its long term debt borrowings as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. The Company expects the arrangement to be highly effective in offsetting its variable interest rate exposure. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of June 30, 2007, of approximately $309,000, is included in other non-current assets, with an offset to other comprehensive income on the Company’s consolidated balance sheet.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(12) Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The Company is in the process of assessing the impact of this Statement on its financial condition and results of operations though it believes SFAS 157 will not have a significant effect on its future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact of this Statement on its financial condition and results of operations though it believes SFAS 159 will not have a significant effect on its future consolidated financial statements.

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

Overview

American Dental Partners is a leading provider of business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2007, we were affiliated with 25 dental group practices, comprising 524 full-time equivalent dentists practicing in 220 dental facilities in 18 states.

Legal Proceedings

A disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “PDG Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The PDG Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota (the “Court”), court file number 27-CV-06-2500.

The PDG Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount and return of the “Park Dental” name to PDG PDHC filed an answer to the PDG Complaint, asserted various affirmative defenses, and counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the PDG Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In January 2007, PDHC filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. On June 12, 2007, the Court rendered its decision on PDHC’s motion for summary judgment. The Court dismissed PDG’s claim that the Service Agreement is illegal and should be voided as a matter of public policy. In addition, the Court dismissed PDG’s claims for violation of the Minnesota Franchise Act, unjust enrichment, and tortious interference with PDG’s relationships with certain of its former dentists. The Court denied PDHC’s motion to dismiss PDG’s claims for breach of the implied covenant of good faith and fair dealing and fraud and misrepresentation, finding disputed issues of material fact to be resolved at trial.

Prior to the Court rendering its decision on PDHC’s motion for summary judgment, on March 28, 2007, PDHC received a notice of termination of the Service Agreement from PDG, stating an effective date of December 31, 2007. PDHC disputes that PDG has properly terminated the Service Agreement, and PDHC filed a motion with the Court for leave to amend PDHC’s counterclaims in the PDG Complaint to include additional claims with respect to the termination of the Service Agreement by PDG. The Court denied PDHC’s motion. On June 21, 2007, PDHC commenced a lawsuit (“PDHC Complaint”), court file no. 27-CV-07—13030, against PDG in the same Court alleging breach of contract and the implied covenant of good faith and fair dealing based upon PDG’s termination of the Service Agreement, seeking a declaratory judgment and monetary damages.

The trial with respect to the PDG Complaint was scheduled to begin on July 5, 2007. However, on that date, the Court postponed and rescheduled the trial for both the PDG Complaint and the PDHC Complaint until November 13, 2007, in the interest of judicial efficiency.

PDG filed its answer and counterclaims to the PDHC Complaint on July 23, 2007. PDG has asserted various affirmative defenses, and added the Company to the case as a third-party defendant. PDG has also counterclaimed against PDHC for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, trespass to chattels, and replevin, and against both PDHC and the Company for unfair competition, tortious interference with contract or business expectancy, breach of fiduciary duty, defamation, unfair dealing, lender liability, and civil conspiracy.

On August 2, 2007, PDHC filed its reply to PDG’s counterclaims and the Company filed its answer to PDG’s claims (with respect to the PDHC Complaint). Each has asserted various affirmative defenses to PDG’s claims, and the Company also asserted counterclaims against PDG for unfair competition, misappropriation of trade secrets, and common law breach of confidentiality.

While the Court consolidated the PDG Complaint and the PDHC Complaint for trial, these cases remain separate in all other respects. Discovery is substantially complete in the first case but is ongoing in the second case. The parties engaged, unsuccessfully, in court-ordered mediation and the cases are scheduled to be tried together beginning in November 2007.

PDHC believes PDG’s claims in the PDG Complaint and PDG’s counterclaims in the PDHC Complaint are baseless and without merit. There is no assurance of adjudication of the cases in PDHC’s favor. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2006 and the six months ended June 30, 2007, revenues generated from our Service Agreement at Park Dental represented 29% and 25% of our consolidated net revenues, respectively. PDHC and the Company have incurred $2.875 million in expenses related to the dispute with PDG and intend to continue to contest all claims in the PDG Complaint and counterclaims in the PDHC Complaint and pursue their respective counterclaims and claims vigorously. We expect to incur ongoing expenses in connection with the PDG Complaint and PDHC Complaint.

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

During the second quarter 2007, we completed affiliations with four dental practices; three were platform affiliations in the states of California, Minnesota and Texas where we entered into new service agreements, the fourth joined the existing affiliated practice, 1st Advantage Dental Group – New York, and became subject to the existing service agreement. Aggregate consideration paid by us in connection with these transactions amounted to approximately $13,200,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008 that cannot exceed $40,000 and 2009 that cannot exceed $1,500,000. We record contingent payments in the period they are resolved. In connection with these transactions, we recorded approximately $12,700,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

As part of the acquisition of Tooth Doctor, we continue to complete our asset allocation analysis. As a result, we recorded a reclassification of goodwill to inventory of approximately $121,000.

Revenue Overview

Our Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our TPA and fees earned by our dental laboratory. The following table provides the components of our net revenue for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reimbursement of expenses	$43,158	$39,882	$85,925	$79,285
Business service fees	16,401	13,950	32,114	27,523

Revenue earned under service agreements	59,559	53,832	118,039	106,808
Other revenue	6,993	1,246	13,971	2,336

Net revenue	$66,552	$55,078	$132,010	$109,144

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the six months ended June 30, 2007 and 2006 was:

	Six Months Ended June 30,
	2007	2006
Fee-for-service	27%	31%
PPO and dental referral plans	58%	52%
Capitated managed care plans	15%	17%

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

The following table sets forth for the three and six months ended June 30, 2007 and 2006, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$92,985	$84,047	10.6%	$182,234	$166,861	9.2%
Platform dental group practices that affiliated with us during periods of comparison	7,142	—	—	16,431	1,472	1016.2%

Total patient revenue	100,127	84,047	19.1%	198,665	168,333	18.0%
Patient revenue of Arizona’s Tooth Doctor for Kids	5,752	—	—	11,555	—	—

Patient revenue of platform dental group practices affiliated with us by means of service agreements	94,375	84,047	12.3%	187,110	168,333	11.2%
Amounts due to us under service agreements	59,559	53,832	10.6%	118,039	106,808	10.5%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$34,816	$30,215	15.2%	$69,071	$61,525	12.3%

Same market patient revenue growth was 10.6% for the three months ended June 30, 2007. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2006, and for the current quarter was comprised of an 8.0% increase in provider hours, a 1.8% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers. Same market patient revenue growth was 9.2% for the six months ended June 30, 2007. Same market patient revenue growth for the six months ended June 30, 2007 was comprised of a 6.7% increase in provider hours, a 1.8% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 15.2% to $34,816,000, for the three months ended June 30, 2007 from $30,215,000 for the three months ended June 30, 2006. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 36.9% for the three months ended June 30, 2007, compared to 36.0% for the three months ended June 30, 2006. Amounts retained by affiliated practices we do not own increased 12.3% to $69,071,000, for the six months ended June 30, 2007 from $61,525,000 for the six months ended June 30, 2006. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 36.9% for the six months ended June 30, 2007, compared to 36.5% for the six months ended June 30, 2006. These increases are due primarily to an increase in profitability of the affiliated practices, partially offset by lower salary and benefits expenses, as a percentage of patient revenue, of dentists, dental hygienists and/or dental assistants employed by the affiliated practices in states where required by law during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$66,552	100.0%	$55,078	100.0%	20.8%
Salaries and benefits	27,194	40.9%	22,396	40.7%	21.4%
Lab fees and dental supplies	10,506	15.8%	8,971	16.3%	17.1%
Office occupancy	7,273	10.9%	6,482	11.8%	12.2%
Other operating expenses	5,559	8.4%	4,850	8.8%	14.6%
General corporate expenses	4,144	6.2%	3,378	6.1%	22.7%
Depreciation expense	2,206	3.3%	1,939	3.5%	13.8%
Amortization of intangible assets	1,483	2.2%	1,339	2.4%	10.8%

Total operating expenses	58,365	87.7%	49,355	89.6%	18.3%

Earnings from operations	8,187	12.3%	5,723	10.4%	43.1%
Interest expense	578	0.9%	470	0.9%	23.0%
Minority interest	90	0.1%	—	0.0%	0.0%

Earnings before income taxes	7,519	11.3%	5,253	9.5%	43.1%
Income taxes	2,991	4.5%	2,070	3.7%	44.5%

Net earnings	$4,528	6.8%	$3,183	5.8%	42.3%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$132,010	100.0%	$109,144	100.0%	21.0%
Salaries and benefits	55,165	41.8%	44,936	41.2%	22.8%
Lab fees and dental supplies	20,680	15.7%	17,682	16.2%	17.0%
Office occupancy	14,409	10.9%	12,817	11.7%	12.4%
Other operating expenses	11,060	8.4%	9,668	8.9%	14.4%
General corporate expenses	8,051	6.1%	6,730	6.2%	19.6%
Depreciation expense	4,310	3.3%	3,851	3.5%	11.9%
Amortization of intangible assets	2,925	2.2%	2,649	2.4%	10.4%

Total operating expenses	116,600	88.3%	98,333	90.1%	18.6%

Earnings from operations	15,410	11.7%	10,811	9.9%	42.5%
Interest expense	1,203	0.9%	954	0.9%	26.1%
Minority interest	247	0.2%	—	0.0%	0.0%

Earnings before income taxes	13,960	10.6%	9,857	9.0%	41.6%
Income taxes	5,553	4.2%	3,883	3.5%	43.0%

Net earnings	$8,407	6.4%	$5,974	5.5%	40.7%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 20.8% to $66,552,000 for the three months ended June 30, 2007 from $55,078,000 for the three months ended June 30, 2006. The increase was attributable to net revenue earned from platform acquisitions and affiliations completed in 2006 and same market net revenue growth from our affiliated dental groups of 8.9% for the three months ended June 30, 2007. Net revenue increased 21.0% to $132,010,000 for the six months ended June 30, 2007 from $109,144,000 for the six months ended June 30, 2006. The increase was attributable to net revenue earned from platform acquisitions and affiliations completed in 2006 and same market net revenue growth from our affiliated dental groups of 8.6% for the six months ended June 30, 2007.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 25% and 29% of our consolidated net revenue for the three months ended June 30, 2007 and 2006, respectively, and represented approximately 25% and 30% of our consolidated net revenue for the six months ended June 30, 2007 and 2006, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 13% of our consolidated net revenue for the three months ended June 30, 2007 and 2006, respectively, and represented approximately 12% and 13% of our consolidated net revenue for the six months ended June 30, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue increased to 40.9% for the three months ended June 30, 2007 from 40.7% for the three months ended June 30, 2006. Salaries and benefits expense as a percentage of net revenue increased to 41.8% for the six months ended June 30, 2007 from 41.2% for the six months ended June 30, 2006. The increase for both the three month and six month periods is due to our 2006 acquisition of Tooth Doctor where we employ the dentists.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.8% of net revenue for the three months ended June 30, 2007 from 16.3% for the three months ended June 30, 2006. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.7% of net revenue for the six months ended June 30, 2007 from 16.2% for the six months ended June 30, 2006. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.5% and 10.7% for the three months ended June 30, 2007 and 2006, respectively. Lab fees and dental supplies expense was 10.4% and 10.5% of patient revenue for the six months ended June 30, 2007 and 2006, respectively. These decreases are due specifically to a decrease in lab fees as a percentage of patient revenue as a result of 2006 and 2007 acquisitions and affiliations where lab fees are not as critical to the production of patient revenue as other affiliated practices.

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

Office occupancy expense as a percentage of net revenue decreased to 10.9% for the three months ended June 30, 2007 from 11.8% for the three months ended June 30, 2006. Office occupancy expense as a percentage of net revenue decreased to 10.9% for the six months ended June 30, 2007 from 11.7% for the six months ended June 30, 2006. These decreases are primarily attributable to our 2006 acquisition of Tooth Doctor where office occupancy expenses are lower as a percentage of revenue compared to other affiliated dental groups and, to a lesser extent, improved facility utilization at one of the affiliated dental groups. During the three months ended June 30, 2007, we expanded and/or relocated four dental facilities and completed two de novo dental facilities. During the six months ended June 30, 2007, we expanded and/or relocated eight facilities and completed two de novo dental facilities.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. For the three months ended June 30, 2007, other operating expenses as a percentage of net revenue decreased to 8.4% from 8.8% for the three months ended June 30, 2006. Other operating expenses as a percentage of net revenue decreased to 8.4% for the six months ended June 30, 2007 from 8.9% for the six months ended June 30, 2006. These decreases are primarily due to decreases in professional fees and other general and administrative expenses, in addition to a non-recurring expense that was incurred in the first quarter of 2006.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue increased to 6.2% for the three months ended June 30, 2007 from 6.1% for the three months ended June 30, 2006 The increase is due to an increase in stock-based compensation expense and expenses associated with the PDG Litigation. General corporate expenses, as a percentage of net revenue, decreased to 6.1% for the six months ended June 30, 2007, from 6.2% for the six months ended June 30, 2006 due to growth in net revenue as a result of same market net revenue growth and affiliations and acquisitions completed in 2006.

We recognized $504,000 of stock-based compensation expense, $326,000 net of tax, or $0.02 per share, for the three months ended June 30, 2007 compared to $374,000, $253,000 net of tax, or $0.02 per share, for the three months ended June 30, 2006. We recognized $945,000 of stock-based compensation expense, $608,000 net of tax, or $0.05 per share, for the six months ended June 30, 2007 compared to $677,000, $451,000 net of tax, or $0.04 per share, for the six months ended June 30, 2006. We estimate stock-based compensation expense for the full year 2007 will be approximately $1,900,000, approximately $1,200,000 net of tax, or $0.09 per share. In addition, we incurred approximately $780,000 in legal expenses associated with the PDG Litigation for the three months ended June 30, 2007, and $1,300,000 for the six months ended June 30, 2007, compared to $370,000 for the three months ended June 30, 2006, and $675,000 for the six months ended June 30, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters as we continue to prepare for trial which is currently scheduled to begin in November 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue decreased to 3.3% for the three and six months ended June 30, 2007 from 3.5% for the three and six months ended June 30, 2006. This decrease is primarily due to improved facility utilization at the affiliated practices as well as our 2006 acquisition of Tooth Doctor where depreciation expense is lower as a percentage of patient revenue compared to other affiliated dental groups.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2007. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2007 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, primarily relating to our service agreements, as a percentage of net revenue decreased to 2.2% for the three and six months ended June 30, 2007 from 2.4% for the three and six months ended June 30, 2006. Amortization expense decreased due to same market net revenue growth of the affiliated dental groups and our 2006 acquisition of Tooth Doctor where the majority of the purchase price was allocated to goodwill.

Amortization of intangible assets will likely increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations increased 43.1% to $8,187,000, or 12.3% of net revenue, for the three months ended June 30, 2007, from $5,723,000, or 10.4% of net revenue, for the three months ended June 30, 2006. Earnings from operations increased 42.5% to $15,410,000, or 11.7% of net revenue, for the six months ended June 30, 2007, from $10,811,000, or 9.9% of net revenue, for the six months ended June 30, 2006. Earnings from operations increased in both periods as a percentage of net revenue primarily due to improved facility utilization, and leveraging of other operating expenses and revenue earned from new acquisitions and affiliations completed in 2006 and 2007.

Interest Expense

Net interest expense increased to $578,000 for the three months ended June 30, 2007, from $470,000 for the three months ended June 30, 2006. Net interest expense increased to $1,203,000 for the six months ended June 30, 2007, from $954,000 for the six months ended June 30, 2006. The increase is primarily due to greater borrowings on our revolving credit facility. During the second quarter of 2007, we entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowing. See “Liquidity and Capital Resources” for more information related to our credit facility.

Minority Interest

In 2006 and 2007, we entered into three platform affiliations in which our subsidiaries have minority owners. On December 1, 2006, we completed the acquisition of the assets of Tooth Doctor. The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company and 15% by the principals of Tooth Doctor. In addition, in two of our platform affiliations, we acquired a 90% ownership interest, with the remaining 10% investment from a third party. For the three months ended June 30, 2007, minority interest expense of $90,000 represented the gain attributable to minority interest holders net of cumulative losses. Minority interest expense was $247,000 representing the gain attributable to the minority interest holders net of cumulative losses for the six months ended June 30, 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Taxes

Our effective tax rate increased to 39.8% for the three and six months ended June 30, 2007 as compared to 39.4% for the three and six months ended June 30, 2006. The increase is due to higher state income tax provisions.

Net Earnings

As a result of the foregoing, net earnings increased 42.3% to $4,528,000, or 6.8% of net revenue, for the three months ended June 30, 2007, from $3,183,000, or 5.8% of net revenue, for the three months ended June 30, 2006. Net earnings increased 40.7% to $8,407,000, or 6.4% of net revenue, for the six months ended June 30, 2007, from $5,974,000, or 5.5% of net revenue, for the six months ended June 30, 2006. The increase in net earnings is primarily due to improved facility utilization, revenue earned from 2006 acquisitions and affiliations and leveraging of other operating and general corporate expenses, offset by increases in interest, minority interests and income taxes.

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

For the six months ended June 30, 2007 and 2006, cash provided by operating activities amounted to $13,380,000 and $14,654,000, respectively. For the six months ended June 30, 2007, cash provided by operations primarily resulted from net earnings after adding back non-cash items and an increase in accounts payable and accrued expenses, offset by increases in accounts receivable and other current assets and a reduction in accrued compensation. The decrease in cash flow from operations compared to the same period in 2006 is due primarily to an increase in accounts receivable of approximately $4,200,000, partially offset by the increase in net earnings. The increase in accounts receivable is due to an increase in amounts due from affiliated practices, which is largely affected by patient receivables of the affiliated practices which increased from 32 days revenue outstanding as of December 31, 2006 to 33 days revenue outstanding as of June 30, 2007. The increase is the result of implementation of Improvis at several dental facilities where we historically have witnessed a temporary increase in accounts receivable and one of our affiliated practices experienced an increase in patient receivables associated with a delay in finalizing fee increase negotiations with several payors during the first half of 2007. For the six months ended June 30, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and income taxes payable, partially offset by an increase in other current assets.

For the six months ended June 30, 2007 and 2006, cash used for investing activities amounted to $22,553,000 and $7,592,000, respectively. The increase in cash used for investing activities compared to the same period in 2006 is due to an increase in cash paid in connection with acquisitions and affiliations of approximately $10,600,000 and capital expenditures of approximately $2,800,000. Cash paid for acquisitions and affiliations increased as a result of the current year’s affiliations being larger than those completed in the same period of 2006. In addition, a contingent payment of approximately $1,200,000, which had been accrued as of December 31, 2006, was paid in April 2007. Capital expenditures increased due to the carryover of 2006 relocation and/or expansion projects into 2007. We anticipate capital expenditures for the full year 2007 to be significantly more than prior years due to the aforementioned carryover of 2006 projects into 2007 and the continued relocation and/or expansion of existing dental facilities, completion of several de novo dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the six months ended June 30 2007, cash provided by financing activities amounted to $13,480,000 while cash used for financing activities for the six months ending June 30, 2006 was $5,573,000. The difference between the two periods is primarily due to increased borrowings on our revolving credit facility of approximately $14,700,000 to fund our acquisition and affiliation activities during the six months ended June 30, 2007 and our captive insurance subsidiary in addition to an increase in proceeds and tax benefits from stock option exercises during the three months ended June 30, 2007 as compared to the same period in 2006.

We have a $75,000,000 revolving credit facility, maturing February 2012, that we use for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.875% for LIBOR borrowings. At June 30, 2007, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.2% and the prime interest rate under the credit facility was 8.25%. In addition, during the quarter ended June 30, 2007, we entered into an interest rate swap to hedge the first $20,000,000 of the credit facility. Under this arrangement, we have effectively converted our 3-month, floating LIBOR interest rate exposure, plus a credit spread, to 5%, plus a credit spread. We also pay a commitment fee on the unused balance of our credit facility ranging from 0.20% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of June 30, 2007. The outstanding balance under this line as of June 30, 2007 was $42,550,000, and we had a stand-by letter of credit amounting to approximately $3,700,000 at June 30, 2007. The unused balance under this line as of June 30, 2007 was $32,450,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $28,538,000 was available for borrowing.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years. We believe that cash generated from operations, amounts available under our current revolving credit facility and our ability to secure additional borrowings will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Valuation of Accounts Receivable

Our carrying amount of receivables due from affiliated practices that have entered into service agreements with us requires management to assess the collectibility of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectibility of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. To date we have not recorded any losses related to our receivables due from affiliated practices.

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

Our captive insurance subsidiary’s accounts receivables are amounts due from the insurance carriers which underwrite the insurance policies with us and the affiliated practices, and the remaining balance of which is expected to be collected in full in the third quarter 2007.

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

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of June 30, 2007.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. Our captive insurance subsidiary, which provides re-insurance for certain coverages, maintains reserves for losses below retention levels for these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $1,950,000 and $1,500,000 as of June 30, 2007 and 2006, respectively.

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

We recognized stock-based compensation expense of $503,689 and $373,824 during the three months ended June 30, 2007 and 2006, respectively. We recognized stock-based compensation expense of $944,854 and $677,469 during the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, we recorded a deferred tax benefit associated with stock-based compensation of $176,902 and $116,514 during the three months ended June 30, 2007 and 2006, respectively, and no amounts were capitalized. We recorded a deferred tax benefit associated with stock-based compensation of $331,913 and $220,950 during the six months ended June 30, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2007, was approximately $4.6 million and the weighted average period of time over which this cost will be recognized is 3.5 years.

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

We adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we have $169,000 of unrecognized income tax benefits, all of which would affect our effective tax rate if recognized. Unrecognized income tax benefits did not change significantly during the three months ended June 30, 2007.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of June 30, 2007, we have approximately $62,000 of accrued interest and penalties related to uncertain tax positions.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and will be applied prospectively. We are in the process of assessing the impact of this Statement on our financial condition and results of operations though we believe SFAS 157 will not have a significant effect on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are in the process of assessing the impact of this Statement on our financial condition and results of operations though we believe SFAS 159 will not have a significant effect on our future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.875% to 1.875% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowing. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at June 30, 2007 under our variable rate revolving credit facility, for each one percentage point change in interest rates would be approximately $225,000 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2007.

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

A disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “PDG Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The PDG Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota (the “Court”), court file number 27-CV-06-2500.

The PDG Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount and return of the “Park Dental” name to PDG PDHC filed an answer to the PDG Complaint, asserted various affirmative defenses, and counterclaimed breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the PDG Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees.

In January 2007, PDHC filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. On June 12, 2007, the Court rendered its decision on PDHC’s motion for summary judgment. The Court dismissed PDG’s claim that the Service Agreement is illegal and should be voided as a matter of public policy. In addition, the Court dismissed PDG’s claims for violation of the Minnesota Franchise Act, unjust enrichment, and tortious interference with PDG’s relationships with certain of its former dentists. The Court denied PDHC’s motion to dismiss PDG’s claims for breach of the implied covenant of good faith and fair dealing and fraud and misrepresentation, finding disputed issues of material fact to be resolved at trial.

Prior to the Court rendering its decision on PDHC’s motion for summary judgment, on March 28, 2007, PDHC received a notice of termination of the Service Agreement from PDG, stating an effective date of December 31, 2007. PDHC disputes that PDG has properly terminated the Service Agreement, and PDHC filed a motion with the Court for leave to amend PDHC’s counterclaims in the PDG Complaint to include additional claims with respect to the termination of the Service Agreement by PDG. The Court denied PDHC’s motion. On June 21, 2007, PDHC commenced a lawsuit (“PDHC Complaint”), court file no. 27-CV-07—13030, against PDG in the same Court alleging breach of contract and the implied covenant of good faith and fair dealing based upon PDG’s termination of the Service Agreement, seeking a declaratory judgment and monetary damages.

The trial with respect to the PDG Complaint was scheduled to begin on July 5, 2007. However, on that date, the Court postponed and rescheduled the trial for both the PDG Complaint and the PDHC Complaint until November 13, 2007, in the interest of judicial efficiency.

PDG filed its answer and counterclaims to the PDHC Complaint on July 23, 2007. PDG has asserted various affirmative defenses, and added the Company to the case as a third-party defendant. PDG has also counterclaimed against PDHC for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, trespass to chattels, and replevin, and against both PDHC and the Company for unfair competition, tortious interference with contract or business expectancy, breach of fiduciary duty, defamation, unfair dealing, lender liability, and civil conspiracy.

On August 2, 2007, PDHC filed its reply to PDG’s counterclaims and the Company filed its answer to PDG’s claims (with respect to the PDHC Complaint). Each has asserted various affirmative defenses to PDG’s claims, and the Company also asserted counterclaims against PDG for unfair competition, misappropriation of trade secrets, and common law breach of confidentiality.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

While the Court consolidated the PDG Complaint and the PDHC Complaint for trial, these cases remain separate in all other respects. Discovery is substantially complete in the first case but is ongoing in the second case. The parties engaged, unsuccessfully, in court-ordered mediation and the cases are scheduled to be tried together beginning in November 2007.

PDHC believes PDG’s claims in the PDG Complaint and PDG’s counterclaims in the PDHC Complaint are baseless and without merit. There is no assurance of adjudication of the cases in PDHC’s favor. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2006 and the six months ended June 30, 2007, revenues generated from our Service Agreement at Park Dental represented 29% and 25% of our consolidated net revenues, respectively. PDHC and the Company have incurred $2.875 million in expenses related to the dispute with PDG and intend to continue to contest all claims in the PDG Complaint and counterclaims in the PDHC Complaint and pursue their respective counterclaims and claims vigorously. We expect to incur ongoing expenses in connection with the PDG Complaint and PDHC Complaint.

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

We held our annual meeting of shareholders on April 27, 2007. At the meeting, the individuals listed below were elected to our Board of Directors. The table below indicates the votes for, votes withheld and the year in which the term expires for such nominee:

Name	Votes For	Votes Withheld	Term Expiring
Gerard M. Moufflet	10,536,214	353,326	2010
Robert E. Hunter	10,537,803	351,737	2010

James T. Kelly, Martin J. Mannion, Derril W. Reeves and Gregory A. Serrao also serve on our Board of Directors for terms which continue after the annual meeting.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

At our annual meeting of shareholders, the shareholders also approved, by the vote shown in the table below, an amendment to our Employee Stock Purchase Plan (“ESPP”) to increase by 150,000 shares the number of shares available under the Plan.

Shares
Votes for	6,107,009
Votes against	20,631
Abstain	1,173
Broker Non-Votes	4,760,727

At our annual meeting of shareholders, the shareholders also ratified, by the vote shown in the table below, the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2007.

Shares
Votes for	10,841,175
Votes against	48,074
Abstain	291

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 33.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 9, 2007	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 9, 2007	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 9, 2007	/s/ Mark W. Vargo
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