Form 10-Q
period 2007-09-30
AMERICAN DENTAL PARTNERS INC
filed 2007-11-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.01 par value, outstanding as of November 5, 2007 was 12,810,870.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,410	$1,386
Accounts receivable, net	24,640	16,373
Inventories	3,013	2,136
Prepaid expenses and other current assets	2,946	2,522
Prepaid/refundable income taxes	1,515	267
Deferred income taxes	2,267	1,935

Total current assets	41,791	24,619

Property and equipment, net	57,866	46,460

Non-current assets:
Goodwill	65,585	23,091
Service agreements and other intangible assets, net	181,481	101,113
Deferred income taxes	3,369	—
Other	1,365	537

Total non-current assets	251,800	124,741

Total assets	$351,457	$195,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,604	$11,279
Accrued compensation and benefits	13,333	10,967
Accrued expenses	7,577	7,105
Deferred income taxes	216	—
Current maturities of debt	186	81

Total current liabilities	35,916	29,432
Non-current liabilities:
Long-term debt	143,070	33,807
Deferred income taxes	37,081	15,874
Other liabilities	860	342

Total non-current liabilities	181,011	50,023

Total liabilities	216,927	79,455

Minority interest	853	54

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,393,370 and 12,991,137 shares issued; 12,810,870 and 12,408,637 shares outstanding at June 30, 2007 and December 31, 2006, respectively	134	130
Additional paid-in capital	67,720	61,257
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(209)	—
Retained earnings	69,906	58,798

Total stockholders’ equity	133,677	116,311

Total liabilities and stockholders’ equity	$351,457	$195,820

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$67,162	$53,842	$199,172	$162,986
Operating expenses:
Salaries and benefits	28,730	22,886	83,895	67,822
Lab fees and dental supplies	10,550	8,929	31,230	26,611
Office occupancy	7,885	6,924	22,294	19,741
Other operating expense	5,807	4,713	16,867	14,381
General corporate expense	4,990	2,645	13,041	9,375
Depreciation	2,225	1,964	6,535	5,815
Amortization of intangible assets	1,723	1,340	4,648	3,989

Total operating expenses	61,910	49,401	178,510	147,734

Earnings from operations	5,252	4,441	20,662	15,252
Interest expense	823	449	2,026	1,403
Minority interest	102	—	349	—

Earnings before income taxes	4,327	3,992	18,287	13,849
Income taxes	1,626	1,578	7,179	5,461

Net earnings	$2,701	$2,414	$11,108	$8,388

Net earnings per common share:
Basic	$0.21	$0.20	$0.88	$0.68

Diluted	$0.20	$0.19	$0.84	$0.65

Weighted average common shares outstanding:
Basic	12,779	12,308	12,636	12,286

Diluted	13,395	12,934	13,267	12,879

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$11,108	$8,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,535	5,815
Stock-based compensation	1,435	1,019
Minority interest	349	—
Amortization of intangible assets	4,648	3,989
Other amortization	78	124
Deferred income tax provision/(benefit)	363	(249)
Loss/(gain) on disposal of property and equipment	(27)	(2)
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(7,570)	(89)
Other current assets	29	(157)
Accounts payable and accrued expenses	3,581	2,138
Accrued compensation and benefits	906	84
Income taxes payable/refundable, net	(1,250)	167
Other, net	(593)	98

Net cash provided by operating activities	19,592	21,325

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(118,258)	(5,496)
Capital expenditures, net	(7,289)	(3,363)
Contingent and deferred payments	(1,680)	(374)
Payment of affiliation costs	(544)	(174)

Net cash used for investing activities	(127,771)	(9,407)

Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	8,800	(11,400)
Repayment of debt	(81)	(123)
Borrowings of debt	100,000	—
Contributions from minority interest holders	451	—
Proceeds from shares issued under employee stock purchase plan	568	473
Proceeds from shares issued for exercise of stock options	2,138	222
Tax benefit on exercise of stock options	2,317	58
Tax benefit on disqualified dispositions	10	10

Net cash provided by (used for) financing activities	114,203	(10,760)

Increase in cash and cash equivalents	6,024	1,158
Cash and cash equivalents at beginning of period	1,386	592

Cash and cash equivalents at end of period	$7,410	$1,750

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,874	$1,424

Cash paid during the period for income taxes, net	$5,735	$5,437

Outstanding checks in excess of deposits in transit	$3,938	$1,911

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$253	$47

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of dental facilities and business services to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations which are not owned by the Company. The Company is responsible for providing the dental facilities and all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated dental practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2006 consolidated financial statements to conform to current period presentation. Accounts receivable, net of the Company’s dental laboratory and dental benefits third-party administrator has been reclassified to accounts receivable, net from prepaids and other current assets. As a result, the consolidated statement of cash flows for the period ended September 30, 2006 reflects a reclassification of $91,000 in operating cash flows between accounts receivable and other current assets.

(3) Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable requires management to make estimates and assumptions regarding the collectability of fees from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Affiliations & Acquisitions

During the third quarter 2007, the Company completed affiliations with four dental practices, all of which joined the existing affiliated practices in Missouri, New York and Wisconsin, and became subject to existing service agreements. Aggregate consideration paid by the Company in connection with these transactions amounted to approximately $19,800,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008, 2009 and 2010 that in total cannot exceed $270,000. The Company records contingent payments in the period they are resolved. In connection with these transactions, the Company recorded approximately $18,100,000 in intangible assets relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

In September 2007, the Company recorded an accrued expense of $100,000 for a contingent payment earned as a result of a prior affiliation, which was paid in October 2007.

On September 25, 2007, the Company acquired 100% of the outstanding capital stock of Minnesota-based Metropolitan Dental Holdings, Inc. In connection with the acquisition, a subsidiary of Metropolitan Dental Holdings, Inc. entered into a 40-year service agreement with an affiliated professional limited liability company (collectively with Metropolitan Dental Holdings, Inc. and its subsidiaries, “Metro Dentalcare”). The purchase price paid in connection with the acquisition was approximately $87,044,000 in cash, and a contingent earn-out of up to $10,000,000 payable in 2008 based on Metro Dentalcare’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended December 31, 2007. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 25, 2007
Current assets	$4,137
Property, plant and equipment	9,054
Intangible assets	51,460
Goodwill	43,172
Non-current assets	3,631

Total assets acquired	111,454

Current liabilities	(2,774)
Non-current liabilities	(21,636)

Total liabilities assumed	(24,410)

Net assets acquired	$87,044

In connection with this acquisition, the Company recorded $48,700,000 of intangible assets relating to the service agreement with the affiliated practice, which is not expected to be deductible for tax purposes and will be amortized over 25 years, and $2,760,000 of intangible assets classified as a trade name intangible, which is not expected to be deductible for tax purposes and will be amortized over five years. Goodwill of $43,172,000 is not expected to be deductible for tax purposes. The Company also incurred approximately $530,000 in transaction costs in connection with the acquisition. The Company is obtaining a third-party valuation of certain intangible assets, and therefore, the allocation of the purchase price is subject to adjustment.

The following unaudited pro forma financial information presents results as if the Metro Dentalcare acquisition had occurred at the beginning of 2006, for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$80,192	$65,187	$240,452	$197,788
Net income	2,335	1,506	10,786	6,114
Earnings per share-basic	0.18	0.12	0.85	0.50
Earnings per share-diluted	0.17	0.12	0.81	0.47

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On December 1, 2006, the Company completed an acquisition of the assets of Arizona’s Tooth Doctor for Kids. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The Company continues to complete its asset allocation analysis. As a result, the Company recorded reclassifications of goodwill to inventory of approximately $155,000 and allowance for doubtful accounts of approximately $11,000.

In 2006 and 2007, the Company entered into three platform affiliations in which its subsidiaries have minority owners. In addition to the Arizona’s Tooth Doctor for Kids acquisition, in two platform affiliations the Company acquired a 90% ownership interest, with the remaining 10% investment from a third party.

(5) Intangible Assets

Intangible assets consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2007
Service agreements	$217,638	$(40,540)	$177,098
Trade name	4,035	(10)	4,025
Customer relationships	605	(247)	358

Total intangible assets	$222,278	$(40,797)	$181,481

December 31, 2006
Service agreements	$135,782	$(36,086)	$99,696
Trade name	1,275	—	1,275
Customer relationships	205	(63)	142

Total intangible assets	$137,262	$(36,149)	$101,113

Intangible amortization expense for the three and nine months ended September 30, 2007 was $1,723,000 and $4,648,000, respectively. Intangible amortization expense for the three and nine months ended September 30, 2006 was $1,340,000 and $3,989,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $8,800,000. The weighted average amortization period for service agreements, customer relationships and trade name intangibles is 25, eight and five years, respectively. The weighted average remaining amortization period for all intangibles is 20 years.

Based on litigation developments between the Company, its Minnesota subsidiary PDHC, Ltd and PDG, P.A., the affiliated practice at Park Dental (the “PDG Litigation”) subsequent to September 30, 2007 (see footnote 14), the Company is assessing whether there is any potential impairment associated with the PDG, P.A. service agreement intangible asset, which has a carrying value of approximately $3,500,000 at September 30, 2007.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At September 30, 2007, options for 1,136,480 shares were vested and 358,350 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 389,090 shares have been purchased under the ESPP and 160,910 shares are available for purchase as of September 30, 2007. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment.” The Company recognized stock-based compensation expense of $490,068 and $341,443 during the three months ended September 30, 2007 and 2006, respectively. The Company recognized stock-based compensation expense of $1,434,922 and $1,018,912 during the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $175,411 and $112,551 during the three months ended September 30, 2007 and 2006, respectively, and no amounts were capitalized. The Company recorded a deferred tax benefit associated with stock-based compensation of $507,324 and $333,501 during the nine months ended September 30, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2007, was approximately $4,700,000 and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first nine months of 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	4.62%	5.06%	4.59%	5.31%
Expected life	6.20 years	0.5 years	6.25 years	0.5 years
Expected volatility	41.52%	39.85%	42.45%	46.47%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value of options	$10.60	$5.86	$6.74	$4.39

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first nine months of 2007:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,943	$8.60	—	—
Granted	271	22.05	—	—
Exercised	(363)	5.93	—	—
Forfeited or expired	(18)	16.23	—	—

Outstanding at September 30, 2007	1,833	11.04	6.76	$31,093

Exercisable at September 30, 2007	1,136	$7.70	5.79	$23,084

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of 2007 and 2006 are provided in the following table (in thousands):

	2007	2006
Proceeds from stock options exercised	$2,138	$222
Tax benefit related to stock options exercised	$2,317	$58
Intrinsic value of stock options exercised	$6,478	$153

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices that represent amounts due pursuant to the terms of the service agreements, and other receivables, net of any allowances for doubtful accounts, associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental labs and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Receivables due from affiliated practices	$20,603	$14,000
Other receivables, net	4,037	2,373

Accounts receivable, net	$24,640	$16,373

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At September 30, 2007 and December 31, 2006, the Company had accounts receivable due from PDG, P.A. of approximately $3,000,000 and $2,100,000, respectively. As a result of PDG Litigation developments subsequent to September 30, 2007 (see footnote 14), while the Company must assess the collectability of these amounts, the Company intends to pursue their collection.

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary, which is owned 85% by the Company, and fees earned by the Company’s TPA and dental laboratory. Net revenue consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reimbursement of expenses:
Salaries and benefits	$21,353	$19,356	$61,672	$56,924
Lab and dental supplies	10,653	9,496	31,430	28,279
Office occupancy expense	7,074	6,424	20,007	18,226
Other operating expense	4,409	3,968	12,749	11,813
Depreciation expense	1,867	1,676	5,425	4,964

Total reimbursement of expenses	45,356	40,920	131,283	120,206
Business service fees	14,839	11,784	46,951	39,307

Revenue earned under service agreements	60,195	52,704	178,234	159,513
Patient revenue, professional services and dental laboratory fees	6,967	1,138	20,938	3,473

Net revenue	$67,162	$53,842	$199,172	$162,986

Net revenue from the Company’s service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 22% and 28% of its consolidated net revenue for the three months ended September 30, 2007 and 2006, respectively, and represented approximately 24% and 29% of its consolidated net revenue for the nine months ended September 30, 2007 and 2006, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 13% of the Company’s consolidated net revenue for the three months ended September 30, 2007 and 2006, respectively, and represented approximately 12% and 13% of the Company’s consolidated net revenue for the nine months ended September 30, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

(8) Debt

During the quarter ended September 30, 2007 the Company increased the capacity under its revolving credit facility from $75,000,000 to $130,000,000, and extended the maturity from February 2012 to September 2012. The Company uses this facility for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.750% for LIBOR borrowings. At September 30, 2007, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.52% and the prime interest rate under the credit facility was 8.25%. As discussed in footnote 12, on May 9, 2007 the Company entered into an interest rate swap to hedge $20,000,000 of borrowings under the credit facility. Under this arrangement, the Company has effectively converted its 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012. The Company also pays a commitment fee on the unused balance of its credit facility ranging from 0.175% to 0.375%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of its subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company is in compliance with its covenants as of September 30, 2007. The outstanding balance under this line as of September 30, 2007 was $42,500,000, and the Company had a stand-by letter of credit of approximately $1,950,000 at September 30, 2007. The unused balance under this line as of September 30, 2007 was $87,500,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $72,290,000 was available for borrowing.

During the quarter ended September 30, 2007, the Company entered into a Term Loan Agreement in the amount of $100,000,000. The Term Loan was used to finance the Metro Dentalcare acquisition and pay down a portion of the Company’s outstanding balance under its revolving credit facility. The maturity date of the Term Loan is September 24, 2008, but the Company has the ability and expects to refinance prior to its maturity. Interest on the Term Loan is at either Prime or LIBOR plus a margin, at the Company’s option. The margin for the first 90 days is 125 basis points, and increases 50 basis points each 90 days thereafter. At September 30, 2007, the LIBOR interest rate, including the margin, was 6.39%, and the Prime rate was 7.75%. All of the obligations under the Term Loan rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility. The Company is required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the Term Loan Agreement, and is in compliance with its covenants as of September 30, 2007.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,701	$2,414	$11,108	$8,388

Weighted average common shares outstanding	12,779	12,308	12,636	12,286

Net earnings per share	$0.21	$0.20	$0.88	$0.68

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,701	$2,414	$11,108	$8,388

Weighted average common shares outstanding	12,779	12,308	12,636	12,286
Add: Dilutive effect of options (1)	616	626	631	593

Weighted average common shares as adjusted	13,395	12,934	13,267	12,879

Net earnings per share	$0.20	$0.19	$0.84	$0.65

(1)	234,204 and 496,187 options were excluded for the three months ended September 30, 2007 and 2006, respectively, due to their antidilutive effect. 203,361 and 447,255 options were excluded for the nine months ended September 30, 2007 and 2006, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(10) Internal Use Software

Since 2002, the Company has been developing and implementing Improvis, a proprietary practice management system which replaces Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of September 30, 2007, 12 affiliated practices, ten of which are completely converted, comprising 80 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,957,000, which includes approximately $146,000 in capitalized interest, in connection with this project as of September 30, 2007, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $180,000 in amortization costs as of September 30, 2007. These costs will be amortized over ten years.

(11) Income taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $169,000 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Unrecognized income tax benefits decreased to $119,000 due to the resolution of previously uncertain tax positions during the three months ended September 30, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of September 30, 2007, the Company has approximately $27,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2002-2006 remain open to examination by taxing jurisdictions to which the Company is subject.

(12) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its long term debt borrowings as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. The Company expects the arrangement to be highly effective in offsetting its variable interest rate exposure. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of September 30, 2007, of approximately $209,000, is included in other non-current liabilities, with an offset to other comprehensive income on the Company’s consolidated balance sheet.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(13) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The Company is assessing the impact of this Statement on its financial condition and results of operations though it believes SFAS 157 will not have a significant effect on its future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact of this Statement on its financial condition and results of operations though it believes SFAS 159 will not have a significant effect on its future consolidated financial statements.

(14) Subsequent Events

Based on PDG Litigation developments subsequent to September 30, 2007, the Company is proceeding on the basis that PDHC, Ltd. will no longer be providing dental facilities and business services after December 31, 2007 to PDG, P.A. pursuant to the Service Agreement between the two parties. Accordingly, the Company is assessing the potential impairment of the intangible asset associated with the Service Agreement between PDHC and PDG. At September 30, 2007, the book value of this intangible asset was approximately $3,500,000. At September 30, 2007, the Company also had accounts receivable due from PDG, P.A. of approximately $3,000,000. The Company has entered into a new affiliation with a Minnesota professional limited liability company. The Company intends to continue to operate its Park Dental business with this Minnesota affiliated practice effective January 1, 2008.

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

Overview

American Dental Partners is a leading provider of dental facilities and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2007, we were affiliated with 26 dental group practices, comprising 609 full-time equivalent dentists practicing in 261 dental facilities in 18 states.

Legal Proceedings

As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “PDG Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The PDG Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, (the “Court”) court file number 27-CV-06-2500.

The PDG Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount and return of the “Park Dental” name to PDG. PDHC filed an answer to the PDG Complaint, asserted various affirmative defenses, and counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the PDG Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees.

In January 2007, PDHC filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. On June 12, 2007, the Court issued its decision on PDHC’s

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

motion for summary judgment. The Court dismissed PDG’s claim that the Service Agreement is illegal and should be voided as a matter of public policy. In addition, the Court dismissed PDG’s claims for violation of the Minnesota Franchise Act, unjust enrichment and tortious interference with PDG’s relationships with certain of its former dentists. The Court denied PDHC’s motion to dismiss PDG’s claims for breach of the implied covenant of good faith and fair dealing and fraud and misrepresentation, finding disputed issues of material fact to be resolved at trial.

Prior to the Court rendering its decision on PDHC’s motion for summary judgment, on March 28, 2007, PDHC received a notice of termination of the Service Agreement from PDG, stating an effective date of December 31, 2007. PDHC disputes that PDG has properly terminated the Service Agreement, and PDHC filed a motion with the Court for leave to amend PDHC’s counterclaims in the PDG Complaint to include additional claims with respect to the termination of the Service Agreement by PDG. The Court denied PDHC’s motion. On June 21, 2007, PDHC commenced a lawsuit (“PDHC Complaint”), court file no. 27-CV-07-13030, against PDG in the same Court alleging breach of contract and the implied covenant of good faith and fair dealing based upon PDG’s termination of the Service Agreement and seeking a declaratory judgment and monetary damages.

The trial with respect to the PDG Complaint was scheduled to begin on July 5, 2007. However, on that date, the Court postponed and rescheduled the trial for both the PDG Complaint and the PDHC Complaint until November 13, 2007, in the interest of judicial efficiency.

PDG filed its answer and counterclaims to the PDHC Complaint on July 23, 2007. PDG asserted various affirmative defenses and added the Company to the case as a third-party defendant. PDG also counterclaimed against PDHC for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, trespass to chattels and replevin, and against both PDHC and the Company for unfair competition, tortious interference with contract or business expectancy, breach of fiduciary duty, defamation, unfair dealing, lender liability and civil conspiracy. The PDG Complaint and the PDHC Complaint are collectively referred to as the “PDG Litigation”.

On August 2, 2007, PDHC filed its reply to PDG’s counterclaims and the Company filed its answer to PDG’s claims (with respect to the PDHC Complaint). Each has asserted various affirmative defenses to PDG’s claims, and the Company also asserted counterclaims against PDG for unfair competition, misappropriation of trade secrets and common law breach of confidentiality.

On October 9, 2007 and October 16, 2007, the Court issued orders with respect to certain motions filed by the parties. Specifically, the Court denied PDG’s motion for a temporary injunction to provide time for PDG to transition to new dental facilities. In particular, the Court denied PDG’s requests to (i) require PDHC to continue providing services under the Service Agreement after December 31, 2007 and until September 30, 2008, (ii) preclude PDHC from excluding PDG doctors from Park Dental dental facilities after December 31, 2007 and (iii) preclude PDHC and the Company from recruiting dentists for another affiliated professional corporation. The Court also granted PDHC’s motion to dismiss its request for declaratory judgment that PDG was obligated to perform the Service Agreement after December 31, 2007. The Court granted PDG’s motion to amend its complaint to add punitive damages to the relief sought with respect to PDG’s claims of breach of fiduciary duty, tortious interference with contract or business expectancy and defamation. The Court granted PDHC’s motion for summary judgment with respect to PDG’s claims of conversion, trespass to chattels and replevin. The Court also granted in part and denied in part PDHC’s motion for summary judgment on PDG’s claims for defamation. Finally, the Court denied PDHC’s motion for summary judgment on PDG’s claims of unfair competition/tortious interference with contract or business expectancy, breach of fiduciary duty/unfair dealing/lender liability/good faith and fair dealing, and civil conspiracy.

The parties previously engaged, unsuccessfully, in court-ordered mediation and the cases are scheduled to be tried together beginning November 13, 2007.

PDHC believes PDG’s claims in the PDG Complaint and PDG’s counterclaims in the PDHC Complaint are baseless and without merit. There is no assurance of adjudication of the cases in PDHC’s favor. Disruption or termination of the Service Agreement at Park

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Dental could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2006 and the nine months ended September 30, 2007, revenues generated from our Service Agreement at Park Dental represented 29% and 24% of our consolidated net revenues, respectively. PDHC and the Company have incurred approximately $3,700,000 in expenses related to the dispute with PDG and intend to continue to contest all claims in the PDG Complaint and counterclaims in the PDHC Complaint and pursue their respective counterclaims and claims vigorously. We expect to incur ongoing expenses in connection with the PDG Complaint and PDHC Complaint.

Affiliation and Acquisition Summary

When affiliating with a dental practice, we customarily acquire selected assets and enter into a long-term service agreement with the affiliated practice, except for our December 1, 2006 acquisition of Arizona’s Tooth for Kids (“Tooth Doctor”) in which we own 85%. As permitted by state law, Tooth Doctor employs dentists thus not necessitating a service agreement between us and an affiliated practice. Under our service agreements, we are responsible for providing dental facilities and all services necessary for the administration of the non-clinical aspects of the dental operations. The affiliated practice is responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years. We are constantly evaluating potential affiliations and acquisitions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. The number of new affiliations and acquisitions over the next twelve months could be at levels greater or less than we have achieved in recent years.

During the third quarter 2007, we completed affiliations with four dental practices, all of which joined the existing affiliated practices in Missouri, New York and Wisconsin, and became subject to existing service agreements. We paid aggregate consideration in connection with these transactions of approximately $19,800,000 in cash and assumed liabilities. The terms of these affiliations provide for contingent payments based on future financial performance, with payments due in 2008, 2009 and 2010 that in total cannot exceed $270,000. We record contingent payments in the period they are resolved. In connection with these transactions, we recorded approximately $18,100,000 in intangible assets relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

In September 2007, we recorded an accrued expense of $100,000 for a contingent payment earned as a result of a prior affiliation, which was paid in October 2007.

On September 25, 2007, we acquired 100% of the outstanding capital stock of Minnesota-based Metropolitan Dental Holdings, Inc. In connection with the acquisition, a subsidiary of Metropolitan Dental Holdings, Inc. entered into a 40-year service agreement with an affiliated professional limited liability company (collectively with Metropolitan Dental Holdings, Inc. and its subsidiaries, “Metro Dentalcare”). The purchase price paid in connection with the acquisition was approximately $87,044,000 in cash, and a contingent earnout of up to $10,000,000 payable in 2008 based on Metro Dentalcare’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended December 31, 2007. In connection with this acquisition, we recorded $48,700,000 of intangible assets relating to the service agreement with the affiliated practice, which is not expected to be deductible for tax purposes and will be amortized over 25 years, and $2,760,000 of intangible assets classified as a trade name intangible, which is not expected to be deductible for tax purposes and will be amortized over five years. We are obtaining a third-party valuation of certain intangible assets, and therefore, the allocation of the purchase is subject to adjustment.

On December 1, 2006, the Company completed an acquisition of the assets of Tooth Doctor. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The Company continues to complete its asset allocation analysis. As a result, the Company recorded reclassifications of goodwill to inventory of approximately $155,000 and allowance for doubtful accounts of approximately $11,000.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Revenue Overview

Our Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our TPA and fees earned by our dental laboratory. The following table provides the components of our net revenue for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reimbursement of expenses	$45,356	$40,920	$131,283	$120,206
Business service fees	14,839	11,784	46,951	39,307

Revenue earned under service agreements	60,195	52,704	178,234	159,513
Other revenue	6,967	1,138	20,938	3,473

Net revenue	$67,162	$53,842	$199,172	$162,986

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the nine months ended September 30, 2007 and 2006 was:

	Nine Months Ended September 30,
	2007	2006
Fee-for-service	27%	31%
PPO and dental referral plans	60%	52%
Capitated managed care plans	13%	17%

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

The following table sets forth for the three and nine months ended September 30, 2007 and 2006, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$91,467	$83,550	9.5%	$271,987	$248,945	9.3%
Platform dental group practices that affiliated with us during periods of comparison	10,314	—	—	28,459	2,938	868.7%

Total patient revenue	101,781	83,550	21.8%	300,446	251,883	19.3%
Patient revenue of Arizona’s Tooth Doctor for Kids	5,691	—	—	17,246	—	—

Patient revenue of platform dental group practices affiliated with us by means of service agreements	96,090	83,550	15.0%	283,200	251,883	12.4%
Amounts due to us under service agreements	60,195	52,704	14.2%	178,234	159,512	11.7%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$35,895	$30,846	16.4%	$104,966	$92,371	13.6%

Same market patient revenue growth was 9.5% for the three months ended September 30, 2007. Same market patient revenue growth for the three months ended September 30, 2007 and 2006 excludes platform affiliations that occurred after July 1, 2006, and for the current quarter was comprised of a 6.1% increase in provider hours, a 2.5% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers. Same market patient revenue growth was 9.3% for the nine months ended September 30, 2007. Same market patient revenue growth for the nine months ended September 30, 2007 and 2006 excludes platform affiliations that occurred after January 1, 2006, and was comprised of a 6.6% increase in provider hours, a 2.0% improvement in provider productivity and the remainder due to improved reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 16.4% to $35,895,000, for the three months ended September 30, 2007 from $30,846,000 for the three months ended September 30, 2006. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.4% for the three months ended September 30, 2007, compared to 36.9% for the three months ended September 30, 2006. This increase is due primarily to an increase in profitability of the affiliated practices. Amounts retained by affiliated practices we do not own increased 13.6% to $104,966,000, for the nine months ended September 30, 2007 from $92,371,000 for the nine months ended September 30, 2006. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.1% for the nine months ended September 30, 2007, compared to 36.7% for the nine months ended September 30, 2006. This increase is due primarily to an increase in profitability of the affiliated practices, partially offset by lower salary and benefits expenses, as a percentage of patient revenue, of dentists, dental hygienists and/or dental assistants employed by the affiliated practices in states where required by law during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following tables set forth our net revenue and results of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$67,162	100.0%	$53,842	100.0%	24.7%
Salaries and benefits	28,730	42.8%	22,886	42.5%	25.5%
Lab fees and dental supplies	10,550	15.7%	8,929	16.6%	18.2%
Office occupancy	7,885	11.7%	6,924	12.9%	13.9%
Other operating expenses	5,807	8.6%	4,713	8.8%	23.2%
General corporate expenses	4,990	7.4%	2,645	4.9%	88.7%
Depreciation expense	2,225	3.3%	1,964	3.6%	13.3%
Amortization of intangible assets	1,723	2.6%	1,340	2.5%	28.6%

Total operating expenses	61,910	92.2%	49,401	91.8%	25.3%

Earnings from operations	5,252	7.8%	4,441	8.2%	18.3%
Interest expense	823	1.2%	449	0.8%	83.3%
Minority interest	102	0.2%	—	0.0%	0.0%

Earnings before income taxes	4,327	6.4%	3,992	7.4%	8.4%
Income taxes	1,626	2.4%	1,578	2.9%	3.0%

Net earnings	$2,701	4.0%	$2,414	4.5%	11.9%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$199,172	100.0%	$162,986	100.0%	22.2%
Salaries and benefits	83,895	42.1%	67,822	41.6%	23.7%
Lab fees and dental supplies	31,230	15.7%	26,611	16.3%	17.4%
Office occupancy	22,294	11.2%	19,741	12.1%	12.9%
Other operating expenses	16,867	8.5%	14,381	8.8%	17.3%
General corporate expenses	13,041	6.5%	9,375	5.8%	39.1%
Depreciation expense	6,535	3.3%	5,815	3.6%	12.4%
Amortization of intangible assets	4,648	2.3%	3,989	2.4%	16.5%

Total operating expenses	178,510	89.6%	147,734	90.6%	20.8%

Earnings from operations	20,662	10.4%	15,252	9.4%	35.5%
Interest expense	2,026	1.0%	1,403	0.9%	44.4%
Minority interest	349	0.2%	—	0.0%	0.0%

Earnings before income taxes	18,287	9.2%	13,849	8.5%	32.0%
Income taxes	7,179	3.6%	5,461	3.4%	31.5%

Net earnings	$11,108	5.6%	$8,388	5.1%	32.4%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 24.7% to $67,162,000 for the three months ended September 30, 2007 from $53,842,000 for the three months ended September 30, 2006. The increase was attributable to net revenue earned from platform acquisitions and affiliations completed in 2006 and 2007 and same market net revenue growth from our affiliated dental groups of 8.6% for the three months ended September 30, 2007. Net revenue increased 22.2% to $199,172,000 for the nine months ended September 30, 2007 from $162,986,000 for the nine months ended September 30, 2006. The increase was attributable to net revenue earned from platform acquisitions and affiliations completed in 2006 and 2007 and same market net revenue growth from our affiliated dental groups of 8.5% for the nine months ended September 30, 2007.

Net revenue from our service agreement with PDG, P.A., the affiliated practice at Park Dental, represented approximately 22% and 28% of our consolidated net revenue for the three months ended September 30, 2007 and 2006, respectively, and represented approximately 24% and 29% of our consolidated net revenue for the nine months ended September 30, 2007 and 2006, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% and 13% of our consolidated net revenue for the three months ended September 30, 2007 and 2006, respectively, and represented approximately 12% and 13% of our consolidated net revenue for the nine months ended September 30, 2007 and 2006, respectively. No other service agreement or customer accounted for more than 10% of our consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue increased to 42.8% for the three months ended September 30, 2007 from 42.5% for the three months ended September 30, 2006. Salaries and benefits expense as a percentage of net revenue increased to 42.1% for the nine months ended September 30, 2007 from 41.6% for the nine months ended September 30, 2006. These increases are primarily due to our 2006 acquisition of Tooth Doctor where we employ the dentists.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.7% of net revenue for the three months ended September 30, 2007 from 16.6% for the three months ended September 30, 2006. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.7% of net revenue for the nine months ended September 30, 2007 from 16.3% for the nine months ended September 30, 2006. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.4% and 10.7% for the three months ended September 30, 2007 and 2006, respectively. Lab fees and dental supplies expense was 10.4% and 10.6% of patient revenue for the nine months ended September 30, 2007 and 2006, respectively. These decreases are due specifically to a decrease in lab fees as a percentage of patient revenue as a result of the 2006 and 2007 acquisitions and affiliations where patient care involves fewer procedures requiring crowns, bridges and other dental laboratory services.

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

Office occupancy expense as a percentage of net revenue decreased to 11.7% for the three months ended September 30, 2007 from 12.9% for the three months ended September 30, 2006. Office occupancy expense as a percentage of net revenue decreased to 11.2% for the nine months ended September 30, 2007 from 12.1% for the nine months ended September 30, 2006. These decreases are attributable to our 2006 acquisition of Tooth Doctor where office occupancy expenses are lower as a percentage of net revenue compared to other affiliated dental groups, a $234,000 lease buy-out payment made during the three months ended September 30, 2006 and, to a lesser extent, improved facility utilization at the affiliated dental groups. During the three months ended September 30, 2007, we expanded and/or relocated four dental facilities. During the nine months ended September 30, 2007, we expanded and/or relocated twelve facilities and completed two de novo dental facilities.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. For the three months ended September 30, 2007, other operating expenses as a percentage of net revenue decreased to 8.6% from 8.8% for the three months ended September 30, 2006. Other operating expenses as a percentage of net revenue decreased to 8.5% for the nine months ended September 30, 2007 from 8.8% for the nine months ended September 30, 2006. These decreases are primarily due to decreases in professional fees and other general and administrative expenses, and to a lesser extent, a non-recurring expense that was incurred in 2006.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expenses as a percentage of net revenue increased to 7.4% for the three months ended September 30, 2007 from 4.9% for the three months ended September 30, 2006. General corporate expenses, as a percentage of net revenue, increased to 6.5% for the nine months ended September 30, 2007, from 5.8% for the nine months ended September 30, 2006. These increases are due to an increase in expenses associated with the PDG Litigation, stock-based compensation expense, increased staff at our National Resource Group, higher incentive compensation, other miscellaneous legal expenses, travel costs, recruiting fees, occupancy costs of our National Resource Group as a result of its relocation in June 2007 and a favorable insurance settlement received in the three months ended September 30, 2006.

We incurred approximately $830,000 in legal expenses associated with the PDG Litigation for the three months ended September 30, 2007, and $2,200,000 for the nine months ended September 30, 2007, compared to $300,000 for the three months ended September 30, 2006, and $975,000 for the nine months ended September 30, 2006. We expect the litigation expense will continue at this level or possibly increase in future quarters as we continue to prepare for trial which is currently scheduled to begin November 13, 2007.

We recognized $490,000 of stock-based compensation expense, $324,000 net of tax, or $0.02 per share, for the three months ended September 30, 2007 compared to $341,000, $224,000 net of tax, or $0.02 per share, for the three months ended September 30, 2006. We recognized $1,435,000 of stock-based compensation expense, $928,000 net of tax, or $0.07 per share, for the nine months ended September 30, 2007 compared to $1,019,000, $674,000 net of tax, or $0.05 per share, for the nine months ended September 30, 2006. We estimate stock-based compensation expense for the full year 2007 will be approximately $1,900,000, approximately $1,240,000 net of tax, or $0.09 per share.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue decreased to 3.3% for the three and nine months ended September 30, 2007 from 3.6% for the three and nine months ended September 30, 2006. This decrease is primarily due to improved facility utilization at the affiliated practices as well as our 2006 acquisition of Tooth Doctor where depreciation expense is lower as a percentage of patient revenue compared to other affiliated dental groups.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2007 and 2008. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2007 and 2008 at a rate greater than our net revenue. We anticipate depreciation expense of approximately $1,900,000 as a result of the Metro Dentalcare and Barzman, Kasimov & Vieth transactions.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, primarily relating to our service agreements, as a percentage of net revenue increased to 2.6% for the three months ended September 30, 2007 from 2.5% for the three months ended September 30, 2006. This increase is primarily attributable to six new platform affiliations and ten in-market affiliations over the past twelve months. Amortization expense as a percentage of net revenue decreased to 2.3% for the nine months ended September 30, 2007 from 2.4% for the nine months ended September 30, 2006. Amortization expense decreased due to same market net revenue growth of the affiliated dental groups and our 2006 acquisition of Tooth Doctor where the majority of the purchase price was allocated to goodwill, off-set by an increase in amortization expense associated with other affiliations.

Amortization of intangible assets will increase in the future as a result of additional intangible assets recorded in connection with future and already completed affiliations and, if applicable and earned, contingent payments on already completed affiliations. We anticipate approximately $3,200,000 of amortization expense annually as a result of the Metro Dentalcare and Barzman, Kasimov & Vieth transactions.

Earnings from Operations

Earnings from operations increased 18.3% to $5,252,000, or 7.8% of net revenue, for the three months ended September 30, 2007, from $4,441,000, or 8.2% of net revenue, for the three months ended September 30, 2006. Earnings from operations decreased as a percentage of net revenue for the three months ended September 30, 2007, primarily due to increased general corporate expenses. Earnings from operations increased 35.5% to $20,662,000, or 10.4% of net revenue, for the nine months ended September 30, 2007, from $15,252,000, or 9.4% of net revenue, for the nine months ended September 30, 2006. Earnings from operations increased for the nine months ended September 30, 2007, as a percentage of net revenue primarily due to improved facility utilization, and leveraging of other operating expenses and revenue earned from new acquisitions and affiliations completed in 2006 and 2007.

Interest Expense

Net interest expense increased to $823,000 for the three months ended September 30, 2007, from $449,000 for the three months ended September 30, 2006. Net interest expense increased to $2,026,000 for the nine months ended September 30, 2007, from $1,403,000 for the nine months ended September 30, 2006. The increase is primarily due to greater borrowings under our revolving credit facility. During the second quarter of 2007, we entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowing. See “Liquidity and Capital Resources” for more information related to our credit facilities and interest rate swap arrangement.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Minority Interest

In 2006 and 2007, we entered into three platform affiliations in which our subsidiaries have minority owners. On December 1, 2006, we completed the acquisition of the assets of Tooth Doctor. The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company. In addition, in two of our platform affiliations, we acquired a 90% ownership interest. For the three months ended September 30, 2007, minority interest expense of $102,000 represented the gain attributable to minority interest holders net of cumulative losses. Minority interest expense was $349,000 representing the gain attributable to the minority interest holders net of cumulative losses for the nine months ended September 30, 2007.

Income Taxes

Our effective tax rate decreased to 37.6% for the three months ended September 30, 2007 as compared to 39.5% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, our effective tax rate was 39.3% as compared to 39.4% for the nine months ended September 30, 2006. For both the three and nine month periods, the decrease in the effective tax rate is primarily due to a reduction in our estimated state tax liabilities upon finalization of 2006 state tax returns.

Net Earnings

As a result of the foregoing, net earnings increased 11.9% to $2,701,000, or 4.0% of net revenue, for the three months ended September 30, 2007, from $2,414,000, or 4.5% of net revenue, for the three months ended September 30, 2006. Net earnings increased 32.4% to $11,108,000, or 5.6% of net revenue, for the nine months ended September 30, 2007, from $8,388,000, or 5.1% of net revenue, for the nine months ended September 30, 2006. The increase in net earnings is primarily due to improved facility utilization, revenue earned from 2006 acquisitions and affiliations and leveraging of other operating expenses, offset by increases in general corporate expenses, interest, and minority interests.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for affiliations and acquisitions, capital expenditures and working capital, principally from operating cash flows and borrowings under our revolving line of credit facility and term loan. We have, in the past, also used proceeds from the sale of equity securities and the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

For the nine months ended September 30, 2007 and 2006, cash provided by operating activities amounted to $19,592,000 and $21,325,000, respectively. For the nine months ended September 30, 2007, cash provided by operations primarily resulted from net earnings after adding back non-cash items and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and a decrease in income taxes payable. The decrease in cash flow from operations compared to the same period in 2006 is due primarily to an increase in accounts receivable of approximately $7,500,000, partially offset by the increase in net earnings. The increase in accounts receivable is due to an increase in amounts due from affiliated practices, which is largely affected by patient receivables of the affiliated practices which increased from 32 days revenue outstanding as of December 31, 2006 to 35 days revenue outstanding as of September 30, 2007. The increase is the result of implementation of Improvis at several dental facilities where we historically have witnessed a temporary increase in accounts receivable. For the nine months ended September 30, 2006, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and income taxes payable, partially offset by an increase in accounts receivable.

For the nine months ended September 30, 2007 and 2006, cash used for investing activities amounted to $127,771,000 and $9,407,000, respectively. The increase in cash used for investing activities compared to the same period in 2006 is due to an increase in cash paid in connection with acquisitions and affiliations of approximately $114,500,000 and capital expenditures of approximately $4,000,000. Cash paid for acquisitions and affiliations increased as a result of the current year’s affiliations being larger than those completed in the same period of 2006, specifically the acquisition of Metro Dentalcare and the Barzman, Kazimov & Vieth affiliation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In addition, a contingent payment of approximately $1,200,000, which had been accrued as of December 31, 2006, was paid in April 2007. Capital expenditures increased due to the delay of certain 2006 relocation and/or expansion projects into 2007. We anticipate capital expenditures for the full year 2007 to be significantly more than prior years due to the aforementioned delay of certain 2006 projects into 2007 and the continued relocation and/or expansion of existing dental facilities, completion of several de novo dental facilities, our on-going facility maintenance capital expenditure program and investment in several information technology projects.

For the nine months ended September 30, 2007, cash provided by financing activities amounted to $114,203,000 while cash used for financing activities for the nine months ended September 30, 2006 was $10,760,000. The difference between the two periods is primarily due to our term loan borrowing of $100,000,000 and increased net borrowings on our revolving credit facility of approximately $8,800,000 used to fund our acquisition and affiliation activities and our captive insurance subsidiary during the nine months ended September 30, 2007, and an increase in proceeds and tax benefits from stock option exercises during the nine months ended September 30, 2007 as compared to the same period in 2006.

During the quarter ended September 30, 2007, we increased the capacity of our revolving credit facility from $75,000,000 to $130,000,000, and extended the maturity from February 2012 to September 2012. We use this facility for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.75% for LIBOR borrowings. At September 30, 2007, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.52% and the prime interest rate under the credit facility was 8.25%. In addition, on May 9, 2007, we entered into an interest rate swap to hedge $20,000,000 of borrowings under the credit facility. Under this arrangement, we have effectively converted our 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012. We also pay a commitment fee on the unused balance of our credit facility ranging from 0.175% to 0.375%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of September 30, 2007. The outstanding balance under this line as of September 30, 2007 was $42,500,000, and we had a stand-by letter of credit amounting to approximately $1,950,000 at September 30, 2007. The unused balance under this line as of September 30, 2007 was $87,500,000 and based on borrowing covenants, reduced by the stand-by letter of credit, approximately $72,290,000 was available for borrowing.

During the quarter ended September 30, 2007, we entered into a Term Loan Agreement in the amount of $100,000,000. The Term Loan was used to finance the Metro Dentalcare acquisition and pay down a portion of our outstanding balance under our revolving credit facility. The maturity date of the Term Loan is September 24, 2008, but we have the ability and expect refinance prior to its maturity. Interest on the Term Loan is at either Prime or LIBOR plus a margin, at our option. The margin for the first 90 days is 125 basis points, and increases 50 basis points each 90 days thereafter. At September 30, 2007 the LIBOR interest rate, including the margin, was 6.39%, and the Prime rate was 7.75%. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility. We are required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the Term Loan Agreement, and are in compliance with our covenants as of September 30, 2007.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. While we do not expect our corporate development activity in 2008 to match that of 2007, the number of practice affiliations over the next twelve months could be at levels greater than we have achieved during each of the past two years. We believe that cash generated from operations, amounts available under our current revolving credit facility and our ability to secure additional borrowings will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

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

Valuation of Accounts Receivable

Our carrying amount of receivables due from affiliated practices that have entered into service agreements with us requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. To date we have not recorded any losses related to our receivables due from affiliated practices.

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

Our captive insurance subsidiary’s accounts receivables are amounts due from the insurance carriers which underwrite the insurance policies with us and the affiliated practices.

Based on the previously mentioned PDG Litigation developments, we are proceeding on the basis that PDHC, Ltd. will no longer be providing dental facilities and business services subsequent to December 31, 2007 to PDG, P.A. pursuant to the service agreement. At September 30, 2007, we had accounts receivable due from PDG, P.A. of approximately $3,000,000. Accordingly, while we must assess the collectability of these amounts, we intend to pursue their collection.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Service Agreements and Intangible Assets

Our affiliations with dental group practices in which the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination and are recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of our obligations under the service agreement.

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized on an accelerated basis over five years. The trade name intangible asset associated with Metro Dentalcare is amortized on a straight-line basis over five years.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired, by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting our average cost of funds. We have not recorded any impairment charges or write-downs on definite-lived intangibles as of September 30, 2007.

Based on the previously mentioned PDG Litigation developments, we are proceeding on the basis that PDHC, Ltd. will no longer be providing dental facilities and business services subsequent to December 31, 2007 to PDG, P.A. pursuant to the service agreement. Accordingly, we are currently assessing any potential impairment of our intangible asset associated with our service agreement with PDG, P.A., which has a current carrying value of approximately $3,500,000.

Insurance

We maintain various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Several of these insurance programs have retention levels in which we and the affiliated practices are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. Our captive insurance subsidiary, which provides re-insurance for certain coverages, maintains reserves for losses below retention levels for these programs. Reserves are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, was $2,120,000 and $1,600,000 as of September 30, 2007 and 2006, respectively.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We recognized stock-based compensation expense of $490,000 and $341,000 during the three months ended September 30, 2007 and 2006, respectively. We recognized stock-based compensation expense of $1,435,000 and $1,019,000 during the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, we recorded a deferred tax benefit associated with stock-based compensation of $175,000 and $113,000 during the three months ended September 30, 2007 and 2006, respectively, and no amounts were capitalized. We recorded a deferred tax benefit associated with stock-based compensation of $507,000 and $334,000 during the nine months ended September 30, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2007, was approximately $4,700,000 and the weighted average period of time over which this cost will be recognized is 3.4 years.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and will be applied prospectively. We are assessing the impact of this Statement on our financial condition and results of operations though we believe SFAS 157 will not have a significant effect on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are assessing the impact of this Statement on our financial condition and results of operations though we believe SFAS 159 will not have a significant effect on our future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.0% to 1.75% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at September 30, 2007 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,225,000 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2007.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, our Minnesota subsidiary, PDHC, Ltd. (“PDHC”) was served with a complaint (the “PDG Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG are parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The PDG Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, (the “Court”) court file number 27-CV-06-2500.

The PDG Complaint alleges certain breaches of the Service Agreement, violations of the Minnesota Dental Practice Act (unlawful practice of dentistry), violations of the Minnesota Franchise Act, fraud and misrepresentation, unjust enrichment, breach of fiduciary duty and the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic advantage and constructive trust and accounting. PDG seeks to have the Service Agreement declared void or voidable, or to have the Service Agreement reformed by the Court. PDG also seeks monetary damages in an unspecified amount and return of the “Park Dental” name to PDG. PDHC filed an answer to the PDG Complaint, asserted various affirmative defenses, and counterclaimed for breach of the Service Agreement, breach of implied covenant of good faith and fair dealing, fraud and misrepresentation and tortious interference with employment relationships. PDHC seeks to dismiss the PDG Complaint with prejudice, and recover compensatory damages, interest, and costs and attorneys’ fees.

In January 2007, PDHC filed a motion for summary judgment seeking to have several of PDG’s claims dismissed before trial, including the claim that the Service Agreement is void or voidable. On June 12, 2007, the Court issued its decision on PDHC’s motion for summary judgment. The Court dismissed PDG’s claim that the Service Agreement is illegal and should be voided as a matter of public policy. In addition, the Court dismissed PDG’s claims for violation of the Minnesota Franchise Act, unjust enrichment and tortious interference with PDG’s relationships with certain of its former dentists. The Court denied PDHC’s motion to dismiss PDG’s claims for breach of the implied covenant of good faith and fair dealing and fraud and misrepresentation, finding disputed issues of material fact to be resolved at trial.

Prior to the Court rendering its decision on PDHC’s motion for summary judgment, on March 28, 2007, PDHC received a notice of termination of the Service Agreement from PDG, stating an effective date of December 31, 2007. PDHC disputes that PDG has properly terminated the Service Agreement, and PDHC filed a motion with the Court for leave to amend PDHC’s counterclaims in the PDG Complaint to include additional claims with respect to the termination of the Service Agreement by PDG. The Court denied PDHC’s motion. On June 21, 2007, PDHC commenced a lawsuit (“PDHC Complaint”), court file no. 27-CV-07-13030, against PDG in the same Court alleging breach of contract and the implied covenant of good faith and fair dealing based upon PDG’s termination of the Service Agreement and seeking a declaratory judgment and monetary damages.

The trial with respect to the PDG Complaint was scheduled to begin on July 5, 2007. However, on that date, the Court postponed and rescheduled the trial for both the PDG Complaint and the PDHC Complaint until November 13, 2007, in the interest of judicial efficiency.

PDG filed its answer and counterclaims to the PDHC Complaint on July 23, 2007. PDG asserted various affirmative defenses and added the Company to the case as a third-party defendant. PDG also counterclaimed against PDHC for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, trespass to chattels and replevin, and against both PDHC and the Company for unfair competition, tortious interference with contract or business expectancy, breach of fiduciary duty, defamation, unfair dealing, lender liability and civil conspiracy.

On August 2, 2007, PDHC filed its reply to PDG’s counterclaims and the Company filed its answer to PDG’s claims (with respect to the PDHC Complaint). Each has asserted various affirmative defenses to PDG’s claims, and the Company also asserted counterclaims against PDG for unfair competition, misappropriation of trade secrets and common law breach of confidentiality.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

On October 9, 2007 and October 16, 2007, the Court issued orders with respect to certain motions filed by the parties. Specifically, the Court denied PDG’s motion for a temporary injunction to provide time for PDG to transition to new dental facilities. In particular, the Court denied PDG’s requests to (i) require PDHC to continue providing services under the Service Agreement after December 31, 2007 and until September 30, 2008, (ii) preclude PDHC from excluding PDG doctors from Park Dental dental facilities after December 31, 2007 and (iii) preclude PDHC and the Company from recruiting dentists for another affiliated professional corporation. The Court also granted PDHC’s motion to dismiss its request for declaratory judgment that PDG was obligated to perform the Service Agreement after December 31, 2007. The Court granted PDG’s motion to amend its complaint to add punitive damages to the relief sought with respect to PDG’s claims of breach of fiduciary duty, tortious interference with contract or business expectancy and defamation. The Court granted PDHC’s motion for summary judgment with respect to PDG’s claims of conversion, trespass to chattels and replevin. The Court also granted in part and denied in part PDHC’s motion for summary judgment on PDG’s claims for defamation. Finally, the Court denied PDHC’s motion for summary judgment on PDG’s claims of unfair competition/tortious interference with contract or business expectancy, breach of fiduciary duty/unfair dealing/lender liability/good faith and fair dealing, and civil conspiracy.

The parties previously engaged, unsuccessfully, in court-ordered mediation and the cases are scheduled to be tried together beginning November 13, 2007.

PDHC believes PDG’s claims in the PDG Complaint and PDG’s counterclaims in the PDHC Complaint are baseless and without merit. There is no assurance of adjudication of the cases in PDHC’s favor. Disruption or termination of the Service Agreement at Park Dental could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2006 and the nine months ended September 30, 2007, revenues generated from our Service Agreement at Park Dental represented 29% and 24% of our consolidated net revenues, respectively. PDHC and the Company have incurred approximately $3,700,000 in expenses related to the dispute with PDG and intend to continue to contest all claims in the PDG Complaint and counterclaims in the PDHC Complaint and pursue their respective counterclaims and claims vigorously. We expect to incur ongoing expenses in connection with the PDG Complaint and PDHC Complaint.

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

Exhibits (see exhibit index on page 34.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 9, 2007	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

November 9, 2007	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

November 9, 2007	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Service Agreement among Metro Dentalcare, P.L.C., Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC and Metropolitan Dental Management, Inc. dated effective September 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007)

10.2	Amendment No. 3 to Amended and Restated Credit Agreement among American Dental Partners, Inc. its subsidiaries, Key Bank National Associates and the lending institutions party to the Credit Agreement, dated September 25, 2007

10.3	Term Loan Agreement among American Dental Partners, Inc., certain lending institutions and KBCM Bridge, LLC, dated September 25, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer