Form 10-K
period 2007-12-31
AMERICAN DENTAL PARTNERS INC
filed 2008-03-10
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the Nasdaq National Market System, on June 30, 2007, amounted to $276,726,158. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded, in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,843,790 shares outstanding of the issuer’s Common Stock, $0.01 par value, at March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with overall or regional economic conditions, contracts its affiliated practices have with third-party payors and the impact of any terminations or potential terminations of such contracts, fluctuations in labor markets, the Company’s acquisition and affiliation strategy, dependence upon affiliated dental practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are described in Item 1A.

PART I

As used in this Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “us” and “our” refer to American Dental Partners, Inc. and its wholly-owned subsidiaries. The term “practice” or “dental group practice” refers to a dentist-owned professional corporation, professional association or service corporation which is responsible for providing dental care to patients. An “affiliated practice” or an “affiliated dental practice” is a professional corporation, professional association or service corporation which is not owned by us that has entered into a long-term service agreement with us. An “affiliated dental group” is comprised of an affiliated practice and a Company-owned service company entity which have entered into a long-term service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice,” “affiliated dental practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, a corporation that is 85% owned by us and, as permitted by applicable state law, employs dentists. Consequently, there is no service agreement between Arizona’s Tooth Doctor for Kids and us (see “Item 1. Business - Arizona’s Tooth Doctor for Kids”).

ITEM 1.  BUSINESS

Overview

American Dental Partners is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2007, we were affiliated with 26 dental group practices, comprising 611 full-time equivalent dentists practicing in 266 dental facilities in 18 states. At March 1, 2008, we were affiliated with 26 dental group practices, comprising 534 full-time equivalent dentists practicing in 241 dental facilities in 18 states (see “Item 3. Legal Proceedings”). We were incorporated in Delaware in 1995.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2006 reaching $91 billion in 2006 and are expected to be approximately $163 billion by 2016, representing a 7% annual growth rate from 2006 to 2016. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

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

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association (“ADA”), in 2004, approximately 64% of the 160,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice, however, fell from 31% in 1989 to 20% in 2005 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as a solo practitioner as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2005 graduated with an average of $210,000 of debt and 43% were female. Group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2005, approximately 79% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 21% of practicing dentists.

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

The National Association of Dental Plans (“NADP”) and the Delta Dental Plans Association (“DDPA”) estimated that 170 million people, or 57% of the population of the United States, were covered by some form of dental benefit plan in 2006. This compares with 133 million people, or 52% of the population, in 1996. Of the 170 million people with coverage, 54% were covered by PPO plans, 17% by indemnity insurance plans, 13% by publicly funded benefits such as Medicaid, 8% by dental referral plans, 7% by capitated managed care plans and 1% by direct reimbursement plans. The number of people covered by PPO plans increased from 21 million in 1996 to 92 million in 2006, representing an annual growth rate of 16%.

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

In executing our strategy, we provide the affiliated practices dental facilities and support staff, and provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary activities.

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

Affiliated Dental Groups

From November 1996 (the date of our first affiliation) through December 31, 2007, we have completed 95 acquisition and affiliation transactions, which resulted in affiliations with 26 affiliated dental groups comprising 261 dental facilities in 18 states. On December 31, 2007, our affiliation with PDG, P.A. (“PDG”), the affiliated practice at Park Dental, ended, and on February 29, 2008 we transferred 25 of our 31 Park Dental facilities to PDG as part of litigation settlement (see “Item 3, Legal Proceedings”). We entered into a service agreement with Northland Dental Partners, PLLC (“Northland”), and Northland is the affiliated practice of the six dental facilities we retained. The following table lists our affiliated dental groups as of March 1, 2008 reflecting the litigation settlement and the Northland Dental affiliation.

				Practice Specialties (2)
Affiliated Dental Group	State	Dental Facilities	Operatories (1)	General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prosth- odontics

1st Advantage Dental - New England	Massachusetts/Vermont	5	38	✓
1st Advantage Dental - New York	New York	10	75	✓	✓	✓	✓	✓	✓
American Family Dentistry	Tennessee	8	52	✓			✓		✓
Arizona’s Tooth Doctor for Kids	Arizona	6	68	✓			✓	✓
Associated Dental Care Providers (3)	Arizona	13	134	✓	✓		✓
Assure Dental	Minnesota	2	7	✓
Carus Dental (3)(4)(6)	Texas	22	166	✓		✓	✓	✓	✓
Chestnut Hills Dental	Pennsylvania	8	60	✓		✓	✓		✓
Cumberland Dental (3)	Alabama	3	33	✓		✓	✓		✓
Deerwood Orthodontics (3)	Wisconsin	7	35				✓
Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓
Forward Dental (3)	Wisconsin	24	246	✓	✓			✓	✓
Greater Maryland Dental Partners	Maryland	6	73	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	32	✓			✓		✓
Metro Dentalcare	Minnesota	37	264	✓	✓	✓	✓	✓	✓
Northland Dental (5)	Minnesota	6	71	✓
Oklahoma Dental Group	Oklahoma	5	42	✓			✓
Orthodontic Care Specialists (3)	Minnesota	20	104				✓
Premier Dental Partners	Missouri	8	77	✓					✓
Redwood Dental Group	Michigan	6	76	✓			✓		✓	✓
Riverside Dental Group (3)	California	7	122	✓	✓	✓	✓	✓	✓	✓
Sacramento Oral Surgery	California	4	8			✓
Texas Oral & Maxillofacial Surgery Associates (6)	Texas	3	3			✓
University Dental Associates (3)(7)	North Carolina	11	97	✓		✓	✓
Valley Dental Group	Minnesota	1	15	✓	✓	✓	✓		✓	✓
Western New York Dental Group (3)	New York	16	164	✓	✓	✓	✓	✓	✓

		241	2,101

(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(2) Services provided by specialists who are board-certified or board-eligible.

(3) Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).

(4) Longhorn Dental Associates changed its trade name to Carus Dental in February 2008.

(5) On February 29, 2008, we transferred the operating assets of 25 dental facilities and the “Park Dental” tradename to PDG, P.A. We retained the operating assets of six facilities which will operate under the tradename “Northland Dental.” See “Item 3-Legal Proceedings.”

(6) On May 1, 2007 we affiliated with Texas Oral & Maxillofacial Surgery Associates. As part of the transaction, our existing affiliate,

Carus Dental, contributed its oral surgery practice to Texas Oral & Maxillofacial Surgery Associates.

(7) University Dental Associates’ dental residency program is accredited by the American Dental Association.

Operations

Operating Structure

Where permitted by applicable state law, we generally employ the hygienists, dental assistants and administrative staff at each dental facility, but all clinical activities are performed under the supervision of the dentists who are employed by or contracted with an affiliated practice. Each dental facility has a manager who, along with the administrative staff, typically oversees the day-to-day business operations, including facility staffing, patient scheduling, on-site patient billing and ordering office and dental supplies. Each affiliated dental group has a local operations director who oversees all the managers of the dental facilities of a particular affiliated dental group.

Our shared services teams provide administrative and operational support to one or more affiliated dental groups on either a national, regional or local basis. These teams provide or assist in organizational planning and development; recruiting, hiring and training programs; administering employee benefits and processing payroll; developing and maintaining information systems; developing annual operating plans; producing accounting and financial reporting information; developing and maintaining facilities; and marketing. As smaller affiliated dental groups grow in size, they may add local resources to assume some of the support functions provided by shared services teams.

A regional operations director is responsible for monitoring the operating performance of multiple affiliated dental groups in multiple communities. Each regional operations director participates as a member of the joint policy board of each of the affiliated dental groups for which he or she has oversight responsibilities. The regional operations directors are responsible for overseeing the development of annual operating plans and monitoring actual results.

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as a means for supporting the quality initiatives of the affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with the affiliated practices to achieve accreditation. Depending on the level of development and organization, achieving accreditation can take several years of preparation. Currently, nine affiliated practices have achieved accreditation status from the AAAHC.

Training and Leadership Development

We believe that our long term success requires a significant investment in the development of people at all levels within the Company and at the affiliated practices. We have both leadership development and skills training programs.

The American Dental Partners Leadership Institute provides both personal and professional development by bringing dentists and management leaders together to develop effective leadership techniques to create work environments that inspire peak performance from team members. The Leadership Institute is conducted on a national basis with dentists and management from multiple affiliated dental groups in attendance. As part of the learning process, participants receive feedback on the climate they create, their leadership styles and their leadership competencies. Feedback is obtained from the leader’s team members through on-line assessment surveys. Survey results are shared with the leader during the program, and personal action plans are created to enhance leadership effectiveness. We believe creating a high performance climate improves morale, lowers staff turnover and improves productivity.

We have also devoted significant resources to develop innovative, proprietary skills training programs. Training programs exist for improving patient service, such as creating the perfect patient arrival/departure experience, improving telephone etiquette and managing unhappy patients, and developing business management competencies, such as improving recruiting skills, developing effective mentoring processes and managing time. The programs are modular and are made available at the affiliated dental groups. We have a national training team comprised of training specialists who partner with the leadership of our affiliated groups to assess the job skills and services of each affiliate in order to implement and maintain continuous training and development programs. Once implemented, the affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group. We believe that by investing in skills training, we empower our team members to assist the affiliated practices in providing exceptional patient care and service.

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

	2007	2006	2005
Fee-for-service	28%	31%	34%
PPO and dental referral plans	60%	52%	48%
Capitated managed care plans	12%	17%	18%

In recent years, many of the affiliated practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans or negotiating improved reimbursement rates. This effort has largely been accomplished with the cooperation of the dental benefit provider community in general. There can be no assurance, however, that this effort will not result in the termination of certain third-party payor contracts between the affiliated practices and dental benefit providers that adversely impact our business, financial condition or results of operations.

Facilities Development and Management

The affiliated practices operate out of dental facilities that in most instances we lease from third-parties under long-term operating leases. Generally, our dental facilities are constructed to be warm, attractive and inviting to patients and typically have between eight and ten operatories or treatment rooms, which accommodate general and specialty dentists, hygienists and dental assistants as well as required support staff. Most of the dental facilities are either located within a professional office or medical building or are a free-standing location.

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

Practice Management Systems

The affiliated dental groups use various dental practice management software systems to facilitate patient scheduling, billing patients and insurance companies, assistance with facility staffing and for other practice related activities. In connection with one of our affiliations, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been in continuous use since 1987 and continuously enhanced by us since 1996. As of December 31, 2007, Comdent was in use at seven of the affiliated dental groups. Five of the affiliated dental groups use commercially available practice management systems.

Since 2002, we have been developing Improvis, a proprietary practice management system intended to replace Comdent. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of December 31, 2007, twelve affiliated dental groups had implemented Improvis at 93 dental facilities. We intend to implement Improvis at several additional affiliated dental groups in 2008. At year end 2007, we were pilot testing Improvis’ electronic dental record phase, and in 2008 we intend to pilot test Improvis’ time-keeping and digital radiography phases. In addition to these phases, Improvis will include orthodontic practice management functionality as a future phase. There can be no assurance, however, that we will successfully implement Improvis at additional dental groups during 2008, that Improvis will function satisfactorily on a large scale or that all phases of the system will be successfully developed.

Orthodontic Care Specialists and Deerwood Orthodontics, which exclusively provide orthodontic services, utilize a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at thirteen other affiliated dental groups which have a significant orthodontics practice.

Service Agreements and Affiliation Structure

Except for Arizona’s Tooth Doctor for Kids (see “Arizona’s Tooth Doctor for Kids”), we have entered into a service agreement with each affiliated practice pursuant to which we are responsible for managing all administrative, non-clinical aspects of the dental practice. We anticipate that each new dental practice with which we affiliate will enter into a similar service agreement or become a party to an existing service agreement at the time of affiliation with us. We are dependent on our service agreements for the vast majority of our net revenue. The termination of one or more of our service agreements could have a material adverse effect on us.

Pursuant to the service agreement, the affiliated practice is solely responsible for all clinical aspects of the dental operations of the affiliated dental group. These clinical aspects include recruiting and hiring dentists, selecting, training and supervising other licensed dental personnel and unlicensed dental assistants, providing dental care, implementing and maintaining quality assurance and peer review programs, setting patient fee schedules, entering into dental benefit plan provider contracts and maintaining professional and comprehensive general liability insurance covering the affiliated practice and each of its dentists. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement also includes non-competition and confidentiality provisions which prohibit the affiliated practice from owning or operating another dental facility or having any interest in any business which competes with us, within the contractually agreed upon service territory.

Pursuant to the service agreement, we are responsible for providing dental facilities, support staff and all services necessary and appropriate for the administration of the non-clinical aspects of the affiliated dental group. These services include assisting with organizational planning and development; providing recruiting, retention and training programs; supporting quality assurance initiatives; providing on-going facilities development and maintenance; administering employee benefits and payroll; procuring supplies and other necessary resources; maintaining necessary information systems; assisting with marketing and payor relations; and providing financial planning, reporting and analysis. As mandated by the service agreement, we along with each affiliated practice establish a joint policy board which is responsible for developing and implementing management and administrative policies. The joint policy board consists of an equal number of representatives designated by us and the affiliated practice. The joint policy board members designated by the affiliated practice must be licensed dentists currently employed by the practice. The joint policy board’s responsibilities include the review and approval of the long-term strategic and short-term operational goals, objectives and plans for the dental facilities, all annual capital and operating plans, all renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, all advertising and marketing services and staffing plans regarding provider and support personnel. The joint policy board also reviews and monitors the financial performance of the affiliated dental group, including the affiliated practice. The joint policy board also has the authority to approve or disapprove any merger or combination with, or acquisition of, any dental practice by the affiliated practice. Finally, the joint policy board reviews and makes recommendations with respect to contractual relationships with dental benefit providers, as well as patient fee schedules, although these and all other clinical decisions, as enumerated above, remain the exclusive decision of the affiliated practice through its joint policy board members.

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

As part of the litigation settlement with PDG, we entered into a Transition Services Agreement effective January 1, 2008 (see Item 3. “Legal Proceedings”). Under the agreement, we continue to provide certain of the same types of services to PDG as we provide under our other service agreements, including access to our Comdent practice management system, financial reporting and accounting, billing and collection management, human resource, accounts payable and payroll, supplies procurement and other administrative services. These services are being provided to the 25 dental facilities transferred to PDG as part of the litigation settlement and to the PDG dentists who are practicing in our dental facilities on a temporary basis. Our services under the agreement terminate on September 30, 2008, although PDG can terminate all or part of our services prior to that date on 60 days’ advance written notice. PDG is obligated to pay fees for the services in the aggregate amount of $19,000,000, payable in 12 equal monthly installments in 2008, and reimburse certain of our expenses. The fees for our services are payable regardless of whether PDG utilizes all of the required services throughout the term of the agreement.

Arizona’s Tooth Doctor for Kids

We own 85% of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”). Tooth Doctor is a dental group practice which provides dental care to children through six locations in metropolitan Phoenix and Globe, Arizona, and approximately 84% of the group’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System (“AHCCCS”), the state’s Medicaid program. While we employ the Tooth Doctor dentists as permitted by applicable state law, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice.

Competition

The dental services industry is highly competitive. There are approximately 19 competing dental management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental management companies are their affiliation models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record. We believe we compete effectively with other companies that provide business services to dental practices with respect to these factors. The dental practices affiliated with us compete with other dental group practices and individual dentists in their respective communities.

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

Medicaid

Tooth Doctor is a provider under AHCCCS, Arizona’s Medicaid program. As a result, it must comply with both state and federal Medicaid laws as well as the requirements of its contracts with third-party payors which administer claims and reimbursement under that program.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Certain of our insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. While we believe that our current insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve levels of our captive insurance company for potential losses below applicable retention levels under certain insurance coverages will be sufficient.

Customers

For the fiscal year ended December 31, 2007, revenue generated from our service agreements with PDG, the affiliated practice at Park Dental and Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 23% and 12%, respectively, of our consolidated net revenue. Effective December 31, 2007, the service agreement with PDG was terminated, and on February 29, 2008, we transferred the assets of 25 of the 31 dental facilities and related assets to PDG (see Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Litigation Settlement”). We retained the remaining six dental facilities, and we expect that the revenue generated from these remaining locations will be a significantly smaller percentage of our consolidated net revenue in 2008. On September 25, 2007, we acquired Metropolitan Dental Holdings, Inc. (“Metro”). In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with Metro Dentalcare, PLC, an affiliated professional limited liability company. We expect net revenue from this affiliation will be more than 10% of our consolidated net revenue in 2008. The termination of either this service agreement or the service agreement with Wisconsin Dental Group, S.C. could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had 3,418 employees, including 38 dentists (representing 36 full-time equivalent dentists) and 1,689 hygienists, assistants and administrative personnel at our dental facilities, shared service centers and our corporate office. As of March 1, 2008, we had 2,930 employees, including 38 dentists (representing 36 full-time equivalent dentists) and 1,324 hygienists, assistants and administrative personnel at our dental facilities, shared service centers and our corporate office (see Item 3. “Legal Proceedings”). We consider our relationship with our employees to be satisfactory. We do not employ dentists nor do we employ hygienists or dental assistants in states where laws prohibit us from doing so. As of December 31, 2007 the affiliated practices, excluding Tooth Doctor, employed 791 hygienists and assistants and employed or contracted with 729 dentists, representing 575 full-time equivalent dentists. As of March 1, 2008 the affiliated practices, excluding Tooth Doctor, presently employ 791 hygienists and assistants and employ or contract with 633 dentists, representing 498 full-time equivalent dentists.

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

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by the Board of Directors:

Name	Age	Position
Gregory A. Serrao*	45	Chairman, President and Chief Executive Officer
Breht T. Feigh*	41	Executive Vice President - Chief Financial Officer and Treasurer
Michael J. Vaughan*	54	Executive Vice President - Chief Operating Officer
Michael J. Kenneally	47	Senior Vice President - Regional Operations
Jesely C. Ruff, D.D.S.	53	Senior Vice President - Chief Professional Officer
Ian H. Brock	38	Vice President - Planning and Investment
Robert A. Duncan	60	Vice President - Information Systems
George R. Sullivan	50	Vice President - Human Resources
Mark W. Vargo*	56	Vice President - Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. (“Cardinal Health”). From 1991 to 1992, Mr. Serrao served as Vice President – Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. from 1985 to 1990.

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

ITEM 1A. RISK FACTORS

We are dependent on the performance of the affiliated practices for our net revenue

Our net revenue depends primarily on revenue generated by the affiliated practices. We do not employ dentists, except for Arizona’s Tooth Doctor for Kids, and we do not control the clinical decisions of any of the affiliated practices. There can be no assurance that the affiliated practices will maintain successful operations or that any of the key members of a particular affiliated practice will continue practicing with that practice. Availability of dentists, hygienists or assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ and we have similar restrictive covenants with Tooth Doctor’s dentists. There can be no assurance that these restrictive covenants will remain in effect in all cases, are or will be sufficient to protect the interests of the affiliated practices or that a court will enforce such agreements. Any material loss of revenue by an affiliated practice, whether due to the loss of existing dentists or the inability to recruit new ones, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the service agreements we have entered into with each of the affiliated practices, except for Tooth Doctor, for substantially all of our revenue. Revenue generated from our service agreements with PDG, P.A., the affiliated dental practice at Park Dental, and with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 23% and 12%, respectively of our consolidated net revenue in 2007. Effective December 31, 2007, the service agreement with PDG, P.A. was terminated, and on February 29, 2008, we transferred the assets of 25 of the 31 dental facilities and related assets to it (See Item 3. “Legal Proceedings”). We retained the remaining six dental facilities, and the revenue generated from these remaining dental facilities will be a significantly smaller percentage of our consolidated net revenue in 2008. On September 25, 2007, we acquired Metropolitan Dental Holdings, Inc. (“Metro”). In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with Metro Dentalcare, a professional limited liability company. We expect net revenue from this affiliation will be more than 10% of our consolidated net revenue in 2008. The termination of either this service agreement or the service agreement with Wisconsin Dental Group, S.C. would have a material adverse effect on our business, financial condition and results of operations.

Any material loss in patient revenue by one or more practices affiliated with us by means of a service agreement would have a material adverse effect on their ability to reimburse us for expenses and to pay our service fees. The failure to receive such amounts could have a material adverse effect on our business, financial condition and results of operations. Furthermore, in the event of a breach of a service agreement by an affiliated practice, there can be no assurance that the remedies available to us under our service agreements would be enforceable or adequate to compensate us for damages as a result of the breach.

Our net revenue may be adversely affected by third-party payor cost containment efforts

A significant portion of the payments for dental care that is received by the affiliated practices is paid or reimbursed under insurance programs with third-party payors. Third-party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. Loss of revenue by the affiliated practices caused by third-party payor cost containment efforts or an inability to negotiate satisfactory reimbursement rates could have a material adverse effect on our business, financial condition and results of operations.

Some third-party payor contracts are capitated arrangements. Under such contracts, the affiliated practice receives a monthly payment based on the number of members for which they provide care and generally receives a co-payment from the patient at the time care is provided. Such payment methods shift a portion of the risk of providing care from the third-party payors to the affiliated practice. To the extent that patients covered by such contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated practice and the costs incurred to provide such care. Unfavorable utilization under these contracts, as well as termination of such contracts, could have a material adverse effect on our business, financial condition and results of operations.

Tooth Doctor is largely dependent upon reimbursements under Arizona’s Medicaid program. Changes in that program affecting provider eligibility, reimbursement rates or specific dental procedures eligible for reimbursement, or Tooth Doctor’s failure to retain its authorization as a provider under that program, or to comply with applicable state and federal law or its contracts with the payors who administer claims and make payments under that program, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment

The dental industry and dental practices are highly regulated at the state and federal levels, as described in “Item 1. Business-Government Regulation.” Many of these laws and regulations vary widely by state. In addition, these laws and regulations are enforced by federal and state regulatory authorities with broad discretion, and our agreements may be subject to review by these authorities from time to time. For example, regulatory authorities in some states in which we operate have obtained a copy of our service agreement for review in the past, and in the future such reviews could result in changes to our service agreements. We do not, and do not intend to, control the practice of dentistry by the affiliated practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, there can be no assurance that any review of our business relationships, including our relationship with the affiliated practices, by courts or other regulatory authorities, will not result in determinations that could have a material adverse effect on our operations.

Similarly, there can be no assurance that the laws and regulatory environment will not change to restrict or limit the enforceability of our service agreements. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with dental group practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states, or may require us to restructure our current or future operations. For example, a bill recently introduced in the Arizona legislature would impose additional specific reporting and other obligations on business entities, such as us, who own dental practices, and there have been efforts in the past to enact legislation which would have restricted our ability to own dental practices in that state. There can be no assurance that similar legislation will not be enacted in the future. Additionally, the Arizona Board of Dentistry is considering revising its rules regarding the use of sedation. New rules have been proposed by a committee of the Board, but those rules have not been adopted. Those or other changes to the sedation rules could adversely affect Tooth Doctor.

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

Our future affiliations may not be successfully integrated or completed on acceptable terms

Our strategy includes expansion through affiliations with dental group practices in new and existing communities and the expansion of such affiliated practices. Affiliations involve numerous risks, including failure to retain key personnel and contracts of the affiliated practices and the inability to work successfully with us as a business partner. There can be no assurance that we will be able to complete additional affiliations on acceptable terms and conditions or that we will be able to serve successfully as a business partner to additional practices, and this could adversely affect our business, financial condition or results of operations. In addition, we entered into agreements to amend our revolving credit agreement and our term loan effective February 29, 2008 which limit amounts which can be borrowed to fund affiliations and acquisitions, and as a result the number of new affiliations and acquisitions over the next twelve months will be at levels lower than we achieved in recent years.

We may not be able to refinance our credit facilities on satisfactory terms

Our revolving credit facility and term loan mature on June 30, 2009. Our failure to refinance our revolving credit facility and term loan with our existing lenders or others on satisfactory terms will have a material adverse effect on our business, financial condition and results of operations.

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

A loss of the services of our key personnel could have a material adverse effect on our business

Our continued success depends upon the retention of our senior officers who have been instrumental in our success and upon our ability to attract and retain other highly qualified individuals. The loss of some of our senior officers, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease most of our facilities from unrelated third-parties. As of December 31, 2007, we leased or owned 266 dental facilities, three dental labs and 22 local management offices, including our corporate headquarters. As of March 1, 2008, we leased 241 dental facilities, three dental labs and 22 local management offices (see Item 3. “Legal Proceedings”). Our corporate office is located at 401 Edgewater Place, Suite 430, Wakefield, Massachusetts 01880, in approximately 17,000 square feet of office space occupied under a lease which expires in 2014. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities. For the year ended December 31, 2007, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

PDG Litigation

PDHC, Ltd. (“PDHC”), our Minnesota subsidiary, was served with a complaint (the “PDG Complaint”) on February 3, 2006 from PDG, P.A. (“PDG”), the affiliated practice at Park Dental. PDHC and PDG were parties to an Amended and Restated Service Agreement dated January 1, 1999 (as subsequently amended, the “Service Agreement”). The PDG Complaint was filed in the Fourth Judicial District of Hennepin County, Minnesota, (the “Court”) court file number 27-CV-06-2500. On June 21, 2007, PDHC commenced a lawsuit (“PDHC Complaint”), court file no. 27-CV-07-13030, against PDG in the same Court. The PDG Complaint and PDHC Complaint were tried beginning November 13, 2007.

On December 12, 2007, the jury found us liable for breach of the service agreement and awarded compensatory damages of $9,413,397, breach of implied covenant of good faith and fair dealing and awarded compensatory damages of $11,500,000, breach of fiduciary duty and awarded compensatory damages of $200,000, tortious interference with contract or prospective advantage and awarded compensatory damages of $67,000,000 and defamation and awarded compensatory damages of $177,250, with aggregate compensatory damages of $88,290,647. The jury found that we were not liable on the remaining claims made by PDG. In addition, the jury found that PDG was not liable on any of the claims made by PDHC. On December 13, 2007, the jury awarded PDG punitive damages in the aggregate amount of $42,250,000 with respect to the claim of tortious interference with contract and prospective advantage.

On December 13, 2007, the Court ordered the parties to engage in mediation, which commenced on December 14, 2007. On December 26, 2007, the parties to the complaints and Northland Dental Partners, PLLC entered into a settlement agreement (“Settlement Agreement”) with respect to the litigation among the parties.

On February 29, 2008, under the terms of the Settlement Agreement and in settlement and release of the PDG Complaint and PDHC Complaint, we transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and tradename, to PDG. We retained six of the dental facilities and the resource group office, an administrative team of approximately 35 individuals that supported the 31 dental facilities. The parties agreed that we will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay us $19,000,000 in twelve equal monthly installments commencing in January 2008 regardless of whether PDG utilizes the management services during the nine month period. We also agreed to reserve outstanding accounts receivable due from PDG at December 31, 2007 of $2,035,000.

Shareholder Litigation

On or about January 25, 2008, February 4, 2008 and February 11, 2008, we and certain of our executive officers were named as defendants in three actions respectively entitled “Oliphant v. American Dental Partners, Inc. et. al.,” court file number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” court file number 1:08-CV-10169-RGS, and “Johnston v. American Dental Partners, Inc. et al.,” court file number 1:08-CA-10230-RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that the we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the PDG Litigation during the Class Period, which had the effect of artificially inflating the market price of our stock. The Court has not yet designated a “lead plaintiff” pursuant to the Private Securities Litigation Reform Act of 1995. The time within which we have to respond to the complaints has been extended until after that designation. We intend to defend the matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI.” The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2006 and 2007.

2006	High	Low
1st Quarter	$19.24	$10.84
2nd Quarter	$15.26	$13.00
3rd Quarter	$17.70	$14.63
4th Quarter	$20.45	$16.41

2007	High	Low
1st Quarter	$22.35	$18.58
2nd Quarter	$29.50	$20.39
3rd Quarter	$28.36	$19.18
4th Quarter	$28.95	$4.22

As of December 31, 2007, there were approximately 16 holders of record of our Common Stock on the books of our transfer agent and registrar. However, the number of registered holders does not bear any relationship to the number of beneficial owners of our Common Stock.

Historically we have had the ability to pay cash dividends but have not done so. Under our most recent amendments to our credit facility and term loan, we no longer have the ability to pay cash dividends (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”).

Our performance graph below (and accompanying data points graph is based on) provides a graphical comparison of our stock performance to comparable indices over five years.

	12/02	12/03	12/04	12/05	12/06	12/07

American Dental Partners, Inc.	100.00	127.92	213.68	305.65	319.34	169.56
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
S&P Health Care	100.00	115.06	116.99	124.54	133.92	143.50

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2007.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share amounts and Statistical Data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2007, 2006 and 2005 and consolidated balance sheets as of December 31, 2007 and 2006 are derived from the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2004 and 2003 and consolidated balance sheets as of December 31, 2005, 2004 and 2003 are derived from the Company’s consolidated financial statements as previously filed. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net revenue	$278,755	$217,917	$196,928	$178,554	$163,707

Operating expenses:
Salaries and benefits	119,411	91,282	83,638	77,489	72,557
Lab fees and dental supplies	43,209	35,066	31,638	28,566	27,047
Office occupancy	31,457	26,404	23,013	20,956	19,999
Other operating expenses	23,400	19,084	18,372	16,643	14,638
General corporate expenses (1)	14,427	11,126	9,570	8,856	6,871
Depreciation	9,422	7,845	7,001	5,934	5,378
Amortization of intangible assets	7,049	5,358	5,007	4,408	4,229
Litigation expense (1)	36,734	1,570	-	-	-

Total operating expenses	285,109	197,735	178,239	162,852	150,719

Earnings (losses) from operations	(6,354)	20,182	18,689	15,702	12,988
Interest expense	5,253	1,848	1,804	1,592	2,592
Minority interest, net of tax	390	54	-	-	-

Earnings (losses) before income taxes	(11,997)	18,280	16,885	14,110	10,396
Income taxes	(4,281)	7,146	6,594	5,591	4,215

Net earnings (losses)	$(7,716)	$11,134	$10,291	$8,519	$6,181

Net earnings (losses) per common share (2):
Basic	$(0.61)	$0.91	$0.86	$0.75	$0.56
Diluted	$(0.61)	$0.86	$0.81	$0.70	$0.54
Weighted average common shares outstanding (2):
Basic	12,681	12,301	12,006	11,372	10,979
Diluted	12,681	12,916	12,716	12,102	11,358

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,376	$1,386	$592	$1,378	$1,895
Working capital	(19,897)	(4,813)	2,055	(2,306)	3,916
Total assets (3)	368,506	196,386	170,937	154,508	149,376
Total debt	141,174	33,888	32,162	28,541	43,726
Total stockholders’ equity	114,903	116,311	101,895	87,207	73,892

Statistical Data:
Number of states	18	18	18	17	17
Number of affiliated dental groups practices (4) (5)	26	22	19	19	19
Number of dental facilities (5)	266	209	187	177	171
Number of operatories (5) (6)	2,357	1,944	1,761	1,583	1,520
Number of affiliated dentists (5) (7)	611	470	435	398	396
Patient revenue of affiliated practices (in thousands)	$418,471	$337,401	$302,982	$272,369	$245,609

(1) Professional fees associated with the litigation with PDG, P.A. of $3,371,000 and $1,570,000 for the years ended December 31, 2007 and 2006, respectively, have been reclassified from general corporate expense to litigation expense.

(2) Net earnings per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.

(3) Amounts due to affiliated practices has been reclassified from accounts receivable, net to accounts payable for all years presented.

(4) During 2004, two affiliated practices in Massachusetts and Vermont merged into one.

(5) On December 26, 2007 we entered into a litigation settlement agreement in which the service agreement with PDG, P.A. was terminated and we agreed to transfer the assets of 25 of the 31 dental facilities to PDG, P.A. These 25 locations had 256 operatories and 77 full-time equivalent dentists at December 31, 2007.

(6) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(7) Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2007 we were affiliated with 26 dental group practices, comprising 611 full-time equivalent dentists practicing in 266 dental facilities in 18 states. At March 1, 2008, we were affiliated with 26 dental group practices, comprising 534 full-time equivalent dentists practicing in 241 dental facilities in 18 states (see “Item 3. Legal Proceedings”).

Litigation Settlement

On December 26, 2007, American Dental Partners, Inc., PDHC, Ltd. (“PDHC”), one of our Minnesota subsidiaries, PDG, P.A. (“PDG”), Dental Specialists of Minnesota, P.A. and Northland Dental Partners, PLLC, PLLC entered into a settlement agreement (“Settlement Agreement”) (see “Item 3. Legal Proceedings”). The settlement was subject to the approval of the lenders under our secured revolving credit agreement and term loan agreement and we and our lenders entering into new or modified agreements on mutually satisfactory terms.

On January 11, 2008, we and our lenders entered into amended and restated forbearance agreements pursuant to which our lenders committed to release the collateral under our secured revolving credit agreement and term loan agreement necessary for us to meet the obligations of the Settlement Agreement.

Effective February 29, 2008, under the terms of the Settlement Agreement and in settlement and release of the PDG Complaint and PDHC Complaint, we transferred to PDG the leases and assets of 25 of the 31 Park Dental facilities and tradename to PDG. We retained six of the dental facilities and the resource group office, an administrative team of approximately 35 individuals that supported the 31 dental facilities. The parties agreed that we will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay us $19,000,000 in twelve equal monthly installments commencing in January 2008 regardless of whether PDG utilizes our management services during the nine month period. We also agreed to reserve outstanding accounts receivable due from PDG at December 31, 2007 of $2,035,000.

We have accounted for the transactions in 2007 and 2008 contemplated by the Settlement Agreement as follows:

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we accrued a loss contingency of $30,968,000 at December 31, 2007, which is comprised of the following items: (i) $39,968,000 representing the estimated fair value, using discounted cash flows, of the operating assets being transferred and (ii) a reduction of $9,000,000 from the $19,000,000 to be paid by PDG, which represents the amount deemed in excess of the fair market value of the management services to be provided. In addition to this $30,968,000 accrual, litigation expense in our statement of operations is also comprised of the following: (i) $2,035,000 of accounts receivable due from PDG, P.A. that we reserved as part of the litigation settlement and (ii) professional fees associated with the litigation of $3,731,000. Professional fees associated with the litigation of $1,570,000 for the year ended December 31, 2006 have been reclassified from general corporate expenses to litigation expense. We also expensed, as interest expense, approximately $851,000 of previously capitalized financing costs pursuant to Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), when we and our lenders entered into a forbearance agreement on December 18, 2007 which limited our borrowing capacity to $51,424,000 through January 11, 2008.

On February 29, 2008, under the terms of the Settlement Agreement we transferred the operating assets of 25 of the 31 Park Dental facilities and pursuant to Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we will realize an estimated net gain of $32,000,000 which represents the fair value of the assets transferred in excess of the book value of the assets transferred. In addition, we will record a management service fee, during 2008, totaling $10,000,000 offset by the costs to provide these services including anticipated severance costs.

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

During 2007, 2006 and 2005, we completed 14, 13 and 10 acquisition and affiliation transactions, respectively. In five of these transactions, we acquired non-clinical assets and entered into long-term service agreements with the affiliated practices. In one of these transactions, we developed de novo dental facilities rather than acquiring non-clinical assets, and we entered into a long-term service agreement with the affiliated practice. In 29 of these transactions, we acquired non-clinical assets, and the practices were combined with one of our existing affiliated practices and became subject to an existing service agreement. In one of these transactions, we acquired the assets of the practice, Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), and as permitted by applicable state law, Tooth Doctor employs the dentists thus not necessitating a service agreement between us and the affiliated practice. Finally, in one of these transactions, we acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. (“Metro”), which owned non-clinical assets, and entered into a long term service agreement with an affiliated practice, Metro Dentalcare, PLC . These acquisition and affiliation transactions resulted in the addition of eight affiliated practices, 87 dental facilities and 699 operatories. The 2007, 2006 and 2005 acquisition and affiliation transactions, at the time of the transactions, generated $109 million, $38 million and $29 million of patient revenue on an annualized basis, respectively. In December 2007, we entered into a litigation settlement agreement in which the service agreement with PDG was terminated effective December 31, 2007, and we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” tradename to PDG. We will retain the remaining six dental facilities and we have entered into a service agreement with an affiliated practice which will operate as Northland Dental. We have entered into a transition services agreement with PDG to provide services for a period of nine months. As a result of these agreements, our results of operations are not comparable and may not reflect the results of operations to be expected in future periods.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. We entered into agreements to amend our revolving credit agreement and our term loan effective February 29, 2008 which limit amounts which can be borrowed to fund affiliations and acquisitions, and as a result the number of new affiliations and acquisitions over the next twelve months will be at levels lower than we achieved in recent years.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our dental benefits third party administrator (“TPA”), fees earned by our dental laboratory and other miscellaneous revenue.

The following table provides the components of our net revenue for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Reimbursement of expenses	$187,260	$159,932	$144,599
Business service fees	64,088	51,945	47,380

Revenue earned under service agreements (1)	251,348	211,877	191,979
Other revenue	27,407	6,040	4,949

Net revenue	$278,755	$217,917	$196,928

(1) 2007 reflects approximately $107 in revenue earned under service agreements where business service fees are based upon a percentage of patient revenue or collections on patient revenue.

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and business service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services provided and capital committed by us. Under certain service agreements, representing 58% of our 2007 business service fees, our business service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement, representing 25% of our 2007 business service fees, our business service fee consists of (i) a monthly fee for the first six months of the year equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year and (ii) a monthly fee for the second six months of the year which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, representing 16% of our 2007 business service fees, our business service fee consists entirely of a fixed monthly fee determined by agreement of us and the affiliated practice in a formal planning process. Under certain other service agreements, representing less than 1% of our 2007 business service fees, our business service fee consists of either a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year, a specified percentage of patient revenue or a specified percentage of collections on patient revenue. In all instances, the business service fee is negotiated at fair market value for services provided and capital committed by us to the affiliated practices. In addition, we have entered into an interim management service agreement with PDG to provide management services from January 1 to September 30, 2008 (see “Litigation Settlement”).

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

	2007	2006	2005
Fee-for-service	28%	31%	34%
PPO and dental referral plans	60%	52%	48%
Capitated managed care plans	12%	17%	18%

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

The following table sets forth for the years ended December 31, 2007, 2006 and 2005, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2007	2006		2006	2005
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$363,508	$331,434	9.7%	$322,897	$294,560	9.6%
Platform dental group practices that affiliated with us during periods of comparison	54,963	5,967	821.1%	14,504	8,422	72.2%

Total patient revenue	418,471	337,401	24.0%	337,401	302,982	11.4%
Patient revenue of Tooth Doctor	22,426	1,539	-	1,539	-	-

Patient revenue of platform dental group practices affiliated with us by means of service agreements	396,045	335,862	17.9%	335,862	302,982	10.9%
Amounts due to us under service agreements	251,241	211,877	18.6%	211,877	191,979	10.4%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$144,804	$123,985	16.8%	$123,985	$111,003	11.7%

Same market patient revenue growth was 9.7% for the year ended December 31, 2007 and was comprised of a 7.0% increase in provider hours, 1.8% improvement in provider productivity and the remainder to improved reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2007 excludes platform affiliations that occurred after January 1, 2006. Same market patient revenue growth was 9.6% for the year ended December 31, 2006 and was comprised of a 5.8% increase in provider hours, 3.3% improvement in provider productivity and the remainder to improved reimbursement rates. Same market patient revenue growth for 2006 excludes platform affiliations that occurred after January 1, 2005.

Amounts retained by affiliated practices we do not own decreased as a percentage of patient revenue of affiliated practices we do not own from 36.9% in 2006 to 36.6% in 2007 due to the affiliation with Metro Dentalcare where we employ the clinical staff rather than the affiliated practice. Amounts retained by affiliated practices we do not own increased as a percentage of patient revenue of affiliated practices we do not own from 36.6% in 2005 to 36.9% in 2006. The increase in 2006 was attributable to greater profitability levels at the affiliated practices.

Results of Operations

The following tables set forth our net revenue and results of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007		2006		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$278,755	100.0%	$217,917	100.0%	27.9%
Salaries and benefits	119,411	42.8%	91,282	41.9%	30.8%
Lab fees and dental supplies	43,209	15.5%	35,066	16.1%	23.2%
Office occupancy	31,457	11.3%	26,404	12.1%	19.1%
Other operating expenses	23,400	8.4%	19,084	8.8%	22.6%
General corporate expenses (1)	14,427	5.2%	11,126	5.1%	29.7%
Depreciation expense	9,422	3.4%	7,845	3.6%	20.1%
Amortization of intangible assets	7,049	2.5%	5,358	2.5%	31.6%
Litigation expense (1)	36,734	13.2%	1,570	0.7%	2239.7%

Total operating expenses	285,109	102.3%	197,735	90.7%	44.2%

Earnings (losses) from operations	(6,354)	-2.3%	20,182	9.3%	-131.5%
Interest expense, net	5,253	1.9%	1,848	0.9%	184.3%
Minority interest	390	0.1%	54	0.0%	622.2%

Earnings (losses) before income taxes	(11,997)	-4.3%	18,280	8.4%	-165.6%
Income taxes	(4,281)	-1.5%	7,146	3.3%	-159.9%

Net earnings (losses)	$(7,716)	-2.8%	$11,134	5.1%	-169.3%

	2006		2005		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$217,917	100.0%	$196,928	100.0%	10.7%
Salaries and benefits	91,282	41.9%	83,638	42.5%	9.1%
Lab fees and dental supplies	35,066	16.1%	31,638	16.1%	10.8%
Office occupancy	26,404	12.1%	23,013	11.7%	14.7%
Other operating expenses	19,084	8.8%	18,372	9.3%	3.9%
General corporate expenses (1)	11,126	5.1%	9,570	4.9%	16.3%
Depreciation expense	7,845	3.6%	7,001	3.6%	12.1%
Amortization of intangible assets	5,358	2.5%	5,007	2.5%	7.0%
Litigation expense (1)	1,570	0.7%	-	0.0%	0.0%

Total operating expenses	197,735	90.7%	178,239	90.5%	10.9%

Earnings from operations	20,182	9.3%	18,689	9.5%	8.0%
Interest expense, net	1,848	0.9%	1,804	0.9%	2.4%
Minority interest	54	0.0%	-	0.0%	0.0%

Earnings before income taxes	18,280	8.4%	16,885	8.6%	8.3%
Income taxes	7,146	3.3%	6,594	3.3%	8.4%

Net earnings	$11,134	5.1%	$10,291	5.2%	8.2%

(1) Professional fees associated with the litigation between us, our subsidiary PDHC, Ltd. and PDG, P.A. of $1,570,000 for the year ended December 31, 2006 has been reclassified from general corporate expense to litigation expense to conform to current year presentation.

Net Revenue

Net revenue increased 27.9% to $278,755,000 in 2007 from $217,917,000 in 2006. This increase was attributable to an increase in other revenue due to patient revenue earned by Tooth Doctor which was acquired on December 1, 2006, platform affiliations completed during 2007 and 2006, and a 9.1% increase in same market net revenue growth. Net revenue increased 10.7% to $217,917,000 in 2006 from $196,928,000 in 2005. This increase was attributable to an 8.2% increase in same market net revenue growth in addition to net revenue earned from our platform affiliations completed in 2006 and 2005, and to a lesser extent, by an increase in other revenue due to patient revenue earned by Tooth Doctor.

Net revenue derived from our service agreement with PDG, P.A represented approximately 23%, 29%, and 31% of our consolidated net revenue for 2007, 2006 and 2005, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% of our consolidated net revenue for 2007 and 13% of our consolidated net revenue for 2006 and 2005. No other service agreement or customers accounted for greater than 10% of our consolidated net revenue. In December 2007, we entered into a litigation settlement agreement in which the service agreement with PDG was terminated (see “Litigation Settlement”). As a result, the net revenue generated from the dental facilities we did not transfer to PDG as part of the litigation settlement will be a significantly smaller percentage of our consolidated net revenue in 2008. On September 25, 2007, we acquired 100% of the outstanding capital stock of Metro. In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with an affiliated professional limited liability company, Metro Dentalcare, PLC. We expect net revenue from this transaction to be more than 10% of our consolidated net revenue beginning in 2008. The termination of either this service agreement or the service agreement with Wisconsin Dental Group, S.C. could have a material adverse effect on our business, financial condition and results of operations.

As part of the litigation settlement with PDG, we entered into a Transition Services Agreement effective January 1, 2008 (see “Litigation Settlement”). Under the agreement, we will continue to provide certain of the same types of services to PDG as we provide under our other service agreements. We will recognize $10,000,000 of net revenue related to this agreement from January to September 2008.

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

Salaries and benefits expense as a percentage of net revenue increased to 42.8% in 2007 from 41.9% in 2006. This increase was primarily due to our 2006 acquisition of Tooth Doctor where we employ the dentists. Salaries and benefits expense as a percentage of net revenue decreased to 41.9% in 2006 from 42.5% in 2005. This decrease was primarily attributable to staff productivity increases at the affiliated dental groups and to a lesser extent in-market affiliations completed in 2005 where we do not employ the hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.5% in 2007 from 16.1% in 2006. These expenses are largely impacted by the patient revenue of the affiliated practices and as a percentage of patient revenue were 10.3% and 10.4% for the years ended December 31, 2007 and 2006, respectively. These decreases are due to a decrease in lab fees as a percentage of patient revenue as a result of the 2007 and 2006 acquisitions and affiliations where patient care involves fewer procedures requiring crowns, bridges and other dental laboratory services. For 2006 to 2005, lab fees as a percent or our net revenue remained unchanged at 16.1%, as well as a percentage of patient revenue at 10.4%, primarily because of our increased utilization of our dental laboratory by the affiliated practices and to a lesser extent our continued focus on managing dental supplies expenses.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue decreased to 11.3% in 2007 from 12.1% in 2006. This decrease is primarily due to our 2006 acquisition of Tooth Doctor where office occupancy expenses are lower as a percentage of net revenue compared to other affiliated dental groups, a $234,000 lease buy-out payment made during the year ended December 31, 2006 and, to a lesser extent, improved facility utilization at the affiliated dental groups. Office occupancy expense as a percentage of net revenue increased to 12.1% in 2006 from 11.7% in 2005. This increase is primarily due to the relocations of our National Information Systems group and Minnesota resource group at the beginning of 2006, a $234,000 lease buy-out payment and, to a lesser extent, the full year impact of a relocation of a dental facility in 2005. In 2007, we completed five de novo facilities and relocated and/or expanded 16 facilities. In 2006, we completed three de novo facilities and expanded nine facilities. In 2005, we completed one de novo facility and relocated and/or expanded seventeen facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses decreased as a percentage of net revenue to 8.4% in 2007 from 8.8% in 2006. This decrease is due to a reduction in other general and administrative expenses, a decrease in professional fees at the affiliated dental groups, and, to a lesser extent, a non-recurring expense in 2006 related to the disposal of leasehold improvements. Other operating expenses as a percentage of net revenue decreased as a percentage of net revenue to 8.8% in 2006 from 9.3% in 2005. This decrease is due to a decrease in professional fees at the affiliated dental groups, a reduction in other general and administrative expenses and, to a lesser extent, leveraging of these expenses at the affiliated dental groups offset by an increase in computer consulting fees.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting. General corporate expense as a percentage of net revenue increased to 5.2% in 2007 from 5.1% in 2006. This increase is due to an increase in stock-based compensation expense. General corporate expenses as a percentage of net revenue increased to 5.1% in 2006 from 4.9% in 2005. This increase is due to stock-based compensation expense which we began recognizing on January 1, 2006.

The adoption of Statement of Financial Accounting Standards No. 123(R) “Share-based Payment” (“SFAS No. 123(R)”), effective January 1, 2006, resulted in $1,898,000 and $1,363,000 of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively. We anticipate these costs to remain relatively unchanged in 2008 due to fewer anticipated option grants in 2008 compared to prior years.

Depreciation

Depreciation expense, including amortization of leasehold improvements, decreased to 3.4% of net revenue in 2007 from 3.6% in 2006. This decrease is primarily due to improved facility utilization at the affiliated practices as well as our 2006 acquisition of Tooth Doctor where depreciation expense is lower as a percentage of patient revenue compared to other affiliated dental groups. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue remained unchanged at 3.6% in 2006 and 2005.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2008. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2008 at a rate greater than our net revenue. In addition, we anticipate depreciation expense of approximately $2,100,000 as a result of the Metro affiliation, offset by a reduction in depreciation expense of approximately $1,380,000 as a result of the transfer of 25 facilities in 2008 as settlement of the litigation with PDG, P.A. (see “Litigation Settlement”).

Amortization of Service Agreements and Other Intangible Assets

Amortization expense as a percentage of net revenue remained constant at 2.5% in 2007, 2006 and 2005. During 2007, the increase in amortization expense from new affiliations was offset by same market net revenue growth of the affiliated dental groups and our 2006 acquisition of Tooth Doctor where the majority of the purchase price was allocated to goodwill.

Based on an evaluation of historical financial trends in 2005, we determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated. Accordingly, we increased the amortization period relating to these intangible assets. As a result, the amortization periods for certain previously completed in-market affiliations were increased to 25 years. This change in estimate impacted, at that time, 5% of our intangible assets and had the effect of reducing amortization expense by approximately $152,000 in 2007 and 2006, and $76,000 in 2005. This change in estimate reduced amortization expense, net of tax, by approximately $97,000, $92,000 and $46,000 in 2007, 2006 and 2005, respectively. Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable and earned, contingent payments on already completed affiliations.

Litigation Expense

On December 26, 2007, we entered into a Settlement Agreement with respect to the PDG Litigation among PDHC, one of our Minnesota subsidiaries, and PDG. Under the terms of the definitive agreements contemplated by the Settlement Agreement and in release of the PDG Litigation, we transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and tradename to PDG, effective February 29, 2008 (see “Litigation Settlement”).

Earnings from Operations

Earnings from operations decreased to $(6,354,000) in 2007 from $20,182,000 in 2006. The primary reason for the decrease was the litigation expense of $36,734,000. Excluding litigation expense, earnings from operations would have increased 40% to $30,380,000, or 10.9% of net revenue in 2007 from $21,752,000, or 10.0% of net revenue, in 2006. The increase as a percentage of net revenue is primarily due to improved facility utilization, leveraging of other operating expenses and revenue earned from new acquisitions and affiliations completed in 2007 and 2006. Earnings from operations increased to $20,182,000 in 2006 from $18,689,000 in 2005. Excluding litigation expense, earnings from operations increased to $21,752,000, or 10.0% of net revenue, from $18,689,000, or 9.5% of net revenue, in 2006. The increase was due to a reduction in salaries and benefits as a percentage of net revenue attributable to staff productivity increases at the affiliated dental groups and to a lesser extent in-market affiliations completed in 2005 where we do not employ the hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned.

Interest Expense

Net interest expense increased to $5,253,000 in 2007 from $1,848,000 in 2006. Pursuant to EITF 98-14, we expensed $851,000 of unamortized deferred financing costs as a result of the forbearance agreement we entered into with our lenders on December 18, 2007. Excluding this amount, net interest expense was $4,402,000 in 2007. The increase in interest expense was due to higher average borrowings. While market rates affecting our variable rate interest declined in 2007, our effective interest rate was comparable to 2006 because of an increase in our borrowing margin as a result of our higher leverage ratios after financing the 2007 acquisition of Metro. Net interest expense increased to $1,848,000 in 2006 from $1,804,000 in 2005. The increase in 2006 was due to higher interest rates offset by reduced average borrowings outstanding in 2006 compared to 2005.

Minority Interest

In 2006 and 2007, we entered into three platform affiliations in which our subsidiaries have minority owners. On December 1, 2006, we completed the acquisition of the assets of Tooth Doctor. The assets of Tooth Doctor were contributed to a newly-created subsidiary which is owned 85% by the Company. In addition, in two of our platform affiliations, we acquired a 90% ownership interest. For the years ended December 31, 2007 and 2006, we recorded minority interest expense of $390,000 and $54,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. The increase in 2007 is primarily due to a full year’s inclusion of the Tooth Doctor minority interest.

Income Taxes

Our effective tax rate was 35.7% for 2007 and 39.1% in 2006 and 2005. The decrease in 2007 is attributable to the expenses associated with the litigation expense (see Litigation Settlement”). Excluding these expenses, our 2007 effective tax rate would have been 39.4%. We expect our effective tax rate to be slightly higher in 2008 due to increases in state income taxes.

Net Earnings

As a result of the foregoing, net earnings decreased to a loss of $(7,716,000) in 2007 from earnings of $11,134,000, in 2006. Excluding litigation expense and the expensing of unamortized deferred financing costs pursuant to EITF 98-14, net earnings would have increased 28% to $15,506,000, or 5.6% of net revenue, in 2007 from $12,089,000, or 5.6% net revenue, in 2006. Net earnings increased 8.2% to $11,134,000, or 5.1% of net revenue, in 2006 from $10,291,000, or 5.2% of net revenue, in 2005. Excluding litigation expense, net earnings would have increased 17% to $12,089,000, or 5.6% of net revenue, in 2006 from $10,291,000, or 5.2% net revenue. The increase as a percentage of net revenue is due to a reduction in salaries and benefits as a percentage of net revenue attributable to staff productivity increases at the affiliated dental groups and to a lesser extent in-market affiliations completed in 2005 where we do not employ the hygienists and dental assistants, thereby lowering our salaries and benefits expense in relation to net revenue earned.

Liquidity and Capital Resources

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from operating cash flows and borrowings under our revolving line of credit and term loan. We have, in the past, also used proceeds from the sale of equity securities and the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

For the years ended December 31, 2007 and 2006, cash provided by operating activities amounted to $25,574,000 and $31,050,000, respectively. In 2007, cash from operations primarily resulted from net earnings after adding back non-cash items, an increase in accrued expenses and an increase in accrued compensation and benefits, partially offset by an increase in accounts receivable, net. The increase in accrued expenses is primarily due to an increase in accruals for professional fees associated with the PDG litigation and, to a lesser extent, an increase in accrued professional liability at our captive insurance subsidiary. The increase in accrued compensation and benefits is primarily due to increases in accrued bonuses and other benefits. The increase in accounts receivable, net is due to an increase in amounts due from the affiliated practices, which is largely affected by patient receivables at the affiliated practices which increased to 38 days revenue outstanding as of December 31, 2007 from 32 days revenue outstanding as of December 31, 2006. This increase is primarily due to the implementation of Improvis at several of the affiliated dental groups which has historically resulted in a temporary increase in accounts receivable. For the years ended December 31, 2006 and 2005, cash provided by operating activities amounted to $31,050,000 and $25,452,000, respectively. In 2006, cash from operations primarily resulted from net earnings after adding back non-cash items, an increase in accounts payable and a decrease in accounts receivable, net, primarily receivables due from affiliated practices. The increase in accounts payable is primarily due to the timing of payables and an increase in outstanding checks in excess of deposits in transit as of December 31, 2006 as compared to December 31, 2005. The decrease in receivables due from affiliated practices was primarily due to a continued focus on receivables management at the affiliated practices. The days sales outstanding for the patient receivables of the affiliated practices decreased from 35 days at December 31, 2005 to 32 days at December 31, 2006.

For the years ended December 31, 2007 and 2006, cash used for investing activities amounted to $132,852,000 and $33,902,000, respectively. The net increase of $98,950,000 in cash used for investing activities is primarily due to an increase of $93,245,000 in cash used for acquisitions and affiliations, net of cash acquired, and an increase in capital expenditures of $4,033,000, and to a lesser extent increases in contingent payments made as part of affiliations and payments of affiliation costs. Cash paid for acquisitions and affiliations increased as a result of the current year’s affiliations being larger than those completed in 2006, most notably the acquisition of Metro and the affiliation with Barzman, Kazimov & Vieth. In addition, a contingent payment of approximately $1,200,000, which had been accrued as of December 31, 2006, was paid in 2007. Capital expenditures increased due to project timing as certain 2006 relocation and/or expansion projects were extended into 2007. In addition, a contingent payment of approximately $4,580,000 in relation to the Metro acquisition was accrued for as of December 31, 2007 and is expected to be paid in the first quarter of 2008, although we are continuing to evaluate the calculation of the contingent payment and the amount payable may change in 2008. For the years ended December 31, 2006 and 2005, cash used for investing activities amounted to $33,902,000 and $32,000,000, respectively. The net increase of approximately $1,900,000 in cash used for investing activities was primarily due to an increase of $9,900,000 in cash used for acquisitions and affiliations, net of cash acquired, offset by decreases of $4,400,000 in contingent payments made as part of affiliations and $3,800,000 in capital expenditures. The remaining increase was due to other investing activities. The increase in cash paid for affiliations was due to $18,700,000 of cash consideration paid for the acquisition of Tooth Doctor. The decrease in contingent payments was due to a $4,790,000 contingent payment made in 2005 as a result of a 2002 affiliation. In addition, approximately $1,300,000 in contingent payments as a result of 2005 affiliations were accrued for as of December 31, 2006 and paid in 2007. Capital expenditures decreased due to project timing as approximately $4,000,000 of relocation and/or expansion projects were extended into 2007.

For the years ended December 31, 2007 and 2006, cash provided by financing activities amounted to $112,268,000 and $3,646,000, respectively. The increase of $108,622,000 in cash provided by financing activities is primarily due to our term loan borrowing of $100,000,000 and increased net borrowings on our revolving credit facility of approximately $4,900,000 and to a lesser extent an increase of approximately $3,200,000 in tax benefits and proceeds from stock option exercises. The increased borrowings were used to fund our acquisition and affiliation activities and our captive insurance subsidiary. Proceeds from the exercise of stock options increased in 2007 due to an increased number of option exercises compared to 2006. For the years ended December 31, 2006 and 2005, cash provided by financing activities amounted to $3,646,000 and $5,762,000, respectively. The decrease of $2,100,000 in cash provided by financing activities was primarily due to a reduction in borrowing on our revolving credit facility of $3,000,000 during 2006, offset by a decrease of $1,100,000 in repayments of subordinated debt in 2006 compared to 2005. The remaining decrease in cash provided by financing activities is due to $1,100,000 less in proceeds from the issuance of common stock for the exercise of stock options in 2006 offset by $565,000 in tax benefits recognized on the exercise of stock options and $176,000 in cash used for payment of debt issuance costs in 2005. Borrowing on our credit facility decreased in 2006 due to our ability to use cash provided by operations to pay for affiliations in 2006 to a greater extent than 2005. Repayments of subordinated debt decreased in 2006 due to the fact that we have not used subordinated debt as consideration for affiliations since 2003.

In September 2007, we increased the capacity of our revolving credit facility from $75,000,000 to $130,000,000, and extended the maturity from February 2012 to September 2012, expecting to use this increased capacity for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility at the time were at prime rate or LIBOR plus a margin, at our option. The margin was based upon our debt coverage ratio and ranged from 0.0% to 0.875% for prime borrowings and

0.875% to 1.75% for LIBOR borrowings. In addition, on May 9, 2007, we entered into an interest rate swap to hedge $20,000,000 of borrowings under the credit facility. Under this arrangement, we have effectively converted our 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012. Through December 2007, we also paid a commitment fee on the unused balance of our credit facility ranging from 0.175% to 0.375%. Borrowings were limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. The outstanding balance under this line as of December 31, 2007 was $40,450,000, and we had stand-by letters of credit amounting to approximately $1,974,000 at December 31, 2007.

In September 2007, we entered into a Term Loan Agreement in the amount of $100,000,000. The term loan was used to finance the Metro acquisition and pay down a portion of our outstanding balance under our revolving credit facility. The maturity date of the term loan was September 24, 2008. Interest on the term loan was at prime or LIBOR plus a margin, at our option. The margin for the first 90 days was 125 basis points, and increased 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility.

As a result of the jury’s verdict in the trial associated with the litigation between PDG and us (See “Litigation Settlement”), our lenders notified us on December 13, 2007 that an event of default under our revolving credit facility and term loan had occurred. On December 18, 2007, we entered into a Forbearance Agreement under which the lenders agreed not to exercise certain of their default-related rights and remedies, including acceleration of the maturity of the loans. The lenders also agreed to continue making loans and issue letters of credit under our revolving credit facility of up to an aggregate principal amount of $51,424,000. Rather than making loans under our revolving credit facility and term loan at the default interest rate allowed for in the credit agreements, the lenders agreed to make such loans at LIBOR plus 250 basis points.

On January 11, 2008, we entered into Amended and Restated Forbearance Agreements with our lenders under which they agreed to release the collateral under the loan agreements necessary for us to meet the obligations of the Settlement Agreement and agreed to continue making loans and issue letters of credit up to an aggregate principal amount of $61,424,000.

On February 21, 2008, we entered into agreements to amend our revolving credit facility and term loan. The agreements replaced the Amended and Restated Forbearance Agreements and waived existing defaults. Pursuant to the agreements, the revolving credit facility has a capacity of $75,000,000. The term loan facility has $100,000,000 outstanding. Both facilities will mature on June 30, 2009, and at current leverage levels, the Company will borrow on both facilities at the LIBOR rate plus 250 basis points. The amended facilities will permit the Company to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x. The amendments to the revolving credit facility and term loan became effective upon completion of the transactions contemplated by the Settlement Agreement.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt and, to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide funding for future affiliations, subject to the limitations contained in the credit facilities. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months is expected to be at levels less than we have achieved during each of the past two years. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2007 is as follows (in thousands):

	Payments due by period
	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt (1)	$724	$188	$380	$156	$-
Revolving credit facility and term loan (2)	140,450	-	140,450	-	-
Operating leases (3) (4)	129,594	21,030	35,246	25,857	47,461
Uncertain tax positions (5)	497	-	-	-	497

Total	$271,265	$21,218	$176,076	$26,013	$47,958

(1) In addition to these contractual obligations, future interest payments relating to our long-term debt are fixed at rates between 5% and 7% and are due as follows: $40 in 2008, $29 in 2009-2010, $5 in 2011-2012.

(2) Future interest obligations relating to our revolving credit facility and term loans are not determinable as the interest rates are variable and the agreements do not include a required principal repayment schedule. In 2007 we hedged $20,000 of our market interest rate exposure at 5% plus a credit spread resulting in minimum expected payments of $1,000 per year through 2012.

(3) Operating lease payments include amounts which are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $118,281 and are due as follows: $19,011 in 2008, $31,881 in 2009-2010, $23,273 in 2011-2012, and $44,116 thereafter.

(4) On December 27, 2007, we entered into a settlement agreement with PDG (see Litigation Settlement”) in which we agreed to transfer 25 dental facilities, including associated assets and lease obligations, to PDG. On February 29, 2008 these facilities were transferred to PDG and we have no future operating lease obligations associated with these facilities. As of March 1, 2008, the future operating lease obligations are due as follows: $18,719 in 2008, $30,532 in 2009-2010, $21,637 in 2011-2012 and $37,276 thereafter. Furthermore, the operating lease payments for the 25 transferred dental facilities were reimbursable to us pursuant to the terms of the service agreement with PDG which was terminated on December 31, 2007. Consequently, as of March 1, 2008 the amounts to reimbursed by the affiliated practices are $96,851 and are due as follows: $16,700 in 2008, $27,167 in 2009-2010, $19,053 in 2011-2012, and $33,931 thereafter.

(5) Uncertain tax positions are taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2007. The total amount of uncertain tax positions is included in the “Thereafter” column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of goodwill, receivables due from affiliated practices, other intangible assets, loss reserves for our captive insurance company, and contingent accruals for litigation in accordance with Statement of Financial Accounting Standards No. 5. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

The Company’s carrying amount of receivables due from affiliated practices, that have entered into service agreements with us, requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. Although we reserved $2,035,000 of receivables due from PDG pursuant to the Settlement Agreement, to date we have not recorded any losses related to our receivables due from affiliated practices.

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

Intangible Assets

The Company’s affiliations with dental group practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in affiliations other than a business combination, and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized over five years on an accelerated basis. Intangible assets assigned to tradename as a result of the acquisition of Tooth Doctor are indefinite-lived and not amortized. The tradename intangible asset associated with acquisition of Metro is amortized on a straight-line basis over five years.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2007.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Certain of our insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. While we believe that our current insurance coverages are adequate for our current operations, they may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverage will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve levels of our captive insurance company for potential losses below applicable retention levels under certain insurance coverage will be sufficient.

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

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $253,000 of gross unrecognized income tax benefits. Gross unrecognized income tax benefits increased to $393,000 during the twelve months ended December 31, 2007, of which $386,000 would impact our effective tax rate if recognized.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of December 31, 2007, we have approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures of value measurements. SFAS 157 is effective for us on January 1, 2008 and will be applied prospectively. We are assessing the impact of this Statement on our financial condition and results of operations, although we believe SFAS 157 will not have a significant effect on our future consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are assessing the impact of this Statement on our financial condition and results of operations, although we believe SFAS 159 will not have a significant effect on our future consolidated financial statements.

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are assessing the impact of SFAS 141(R) on our future consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning February 1, 2009. We are assessing the impact of SFAS No. 160 on our future consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.0% to 1.75% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at December 31, 2007 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,205,000 per annum.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded certain elements of the internal control over financial reporting of Metropolitan Dental Holdings, Inc, a 100% owned subsidiary, from our assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by us in a business combination during fiscal 2007. The excluded elements represent controls over accounts of approximately 32% of consolidated assets and 5% of consolidated revenues for the year ended December 31, 2007. Metropolitan Dental Holdings, Inc. will be included in our fiscal 2008 evaluation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Dental Partners, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payments.” In addition, as discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007 with the adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Metropolitan Dental Holdings, Inc., a 100% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a business combination in 2007. The excluded elements represent controls over accounts of approximately 32% of consolidated assets and 5% of consolidated revenues for the year ended December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2008

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,376	$1,386
Accounts receivable, net	23,621	16,939
Inventories	3,009	2,136
Prepaid expenses and other current assets	3,373	2,522
Prepaid/refundable income taxes	1,459	267
Deferred income taxes	17,420	1,935

Total current assets	55,258	25,185

Property and equipment, net	60,445	46,460

Non-current assets:
Goodwill	70,602	23,091
Service agreements and other intangibles, net	179,969	101,113
Deferred income taxes	1,756	-
Other	476	537

Total non-current assets	252,803	124,741

Total assets	$368,506	$196,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,224	$11,845
Accrued compensation and benefits	13,527	10,967
Accrued expenses	11,773	7,105
Accrued litigation expense	30,968	-
Deferred income taxes	3,475	-
Current maturities of debt	188	81

Total current liabilities	75,155	29,998
Non-current liabilities:
Long-term debt	140,986	33,807
Deferred income taxes	35,064	15,874
Other liabilities	1,504	342

Total non-current liabilities	177,554	50,023

Total liabilities	252,709	80,021

Minority interest	894	54

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,397,120 and 12,991,137 shares issued; 12,814,620 and 12,408,637 shares outstanding at December 31, 2007 and December 31, 2006, respectively	134	130
Additional paid-in capital	68,332	61,257
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(771)	-
Retained earnings	51,082	58,798

Total stockholders’ equity	114,903	116,311

Total liabilities and stockholders’ equity	$368,506	$196,386

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net revenue	$278,755	$217,917	$196,928
Operating expenses:
Salaries and benefits	119,411	91,282	83,638
Lab fees and dental supplies	43,209	35,066	31,638
Office occupancy	31,457	26,404	23,013
Other operating expense	23,400	19,084	18,372
General corporate expense	14,427	11,126	9,570
Depreciation	9,422	7,845	7,001
Amortization of intangible assets	7,049	5,358	5,007
Litigation expense	36,734	1,570	-

Total operating expenses	285,109	197,735	178,239

Earnings (losses) from operations	(6,354)	20,182	18,689
Interest expense	5,253	1,848	1,804
Minority interest	390	54	-

Earnings (losses) before income taxes	(11,997)	18,280	16,885
Income taxes	(4,281)	7,146	6,594

Net earnings (losses)	$(7,716)	$11,134	$10,291

Net earnings (losses) per common share:
Basic	$(0.61)	$0.91	$0.86

Diluted	$(0.61)	$0.86	$0.81

Weighted average common shares outstanding:
Basic	12,681	12,301	12,006

Diluted	12,681	12,916	12,716

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accu mulated Other Compre hensive Income	Total Stockholders’ Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2004	12,405	(582)	$124	$53,584	$37,373	$(3,874)	$-	$87,207
Issuance of common stock for employee stock purchase plan	35	-	-	364	-	-	-	364
Issuance of common stock for exercised stock options, including tax benefit of $2,079	400	-	4	4,029	-	-	-	4,033
Net earnings	-	-	-	-	10,291	-	-	10,291

Balance at December 31, 2005	12,840	(582)	128	57,977	47,664	(3,874)	-	101,895
Issuance of common stock for employee stock purchase plan
Issuance of common stock for exercised stock options, including tax benefit of $14	35	-	1	486	-	-	-	487
Issuance of common stock for exercised stock options, including tax benefit of $565	116	-	1	1,431	-	-	-	1,432
Stock-based compensation expense	-	-	-	1,363	-	-	-	1,363
Net earnings	-	-	-	-	11,134	-	-	11,134

Balance at December 31, 2006	12,991	(582)	130	61,257	58,798	(3,874)	-	116,311
Issuance of common stock for employee stock purchase plan including tax benefit of $13	39	-	1	580	-	-	-	581
Issuance of common stock for exercised stock options, including tax benefit of $2,413	367	-	3	4,597	-	-	-	4,600
Stock-based compensation expense	-	-	-	1,898	-	-	-	1,898
Interest rate hedge	-	-	-	-	-	-	(771)	(771)
Net losses	-	-	-	-	(7,716)	-	-	(7,716)

Balance at December 31, 2007	13,397	(582)	$134	$68,332	$51,082	$(3,874)	$(771)	$114,903

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net earnings (losses)	$(7,716)	$11,134	$10,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,422	7,845	7,001
Stock-based compensation	1,898	1,363	-
Tax benefit realized on exercise of stock options	-	-	2,079
Minority interest	390	54	-
Amortization of intangible assets	7,049	5,358	5,007
Other amortization and write off of deferred financing costs	970	165	222
Deferred income tax benefit	(11,937)	(501)	(384)
(Gain)/loss on disposal of property and equipment	(25)	(1)	60
Accrued litigation expense	30,968	-	-
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(6,140)	654	(945)
Other current assets	(380)	(350)	165
Accounts payable and accrued expenses	1,877	4,020	(56)
Accrued compensation and benefits	1,101	541	1,585
Income taxes payable/refundable, net	(1,392)	650	402
Other, net	(511)	118	25

Net cash provided by operating activities	25,574	31,050	25,452

Cash flows from investing activities:
Cash paid for affiliation transactions	(119,097)	(25,852)	(15,941)
Capital expenditures, net	(11,276)	(7,243)	(11,068)
Proceeds from the sale of property and equipment	-	-	121
Payment of affiliation costs	(699)	(333)	(264)
Contingent and deferred payments	(1,780)	(474)	(4,848)

Net cash used for investing activities	(132,852)	(33,902)	(32,000)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments	6,750	1,850	4,900
Repayments of debt	(113)	(123)	(1,279)
Borrowings of debt	100,000	-	-
Contributions from minority interest holders	451	-	-
Proceeds from shares issued under employee stock purchase plan	568	473	364
Proceeds from issuance of common stock for exercise of stock options	2,186	867	1,953
Tax benefit on exercise of stock options	2,413	565	-
Tax benefit on disqualified dispositions	13	14	-
Payment of debt issuance costs	-	-	(176)

Net cash provided by financing activities	112,268	3,646	5,762

Increase (decrease) in cash and cash equivalents	4,990	794	(786)
Cash and cash equivalents at beginning of period	1,386	592	1,378

Cash and cash equivalents at end of period	$6,376	$1,386	$592

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,167	$1,737	$1,480

Cash paid during the period for income taxes, net	$6,617	$6,490	$4,461

Outstanding checks in excess of deposits in transit	$381	$2,694	$1,311

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$5,768	$1,411	$265

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations which are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated dental practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary which is owned 85% by the Company (see Note 4; Acquisitions and Affiliations) and its ADP of Minnesota subsidiary which is owned 90% by the Company. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices which are affiliated with the Company by means of a long-term service agreement with its own.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable in its consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

Reclassifications

Amounts due to affiliated practices of $566,000 for 2006 have been reclassified from accounts receivable, net to accounts payable to conform to 2007 presentation. Professional fees associated with the litigation among PDG, P.A. (“PDG”), PDHC, Ltd. (“PDHC”) and the Company of $1,570,000 for 2006 have been reclassified from general corporate expense to litigation expense to conform to 2007 presentation.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Under certain service agreements, the Company’s service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under a certain service agreement, the Company’s service fee consists of (i) a monthly fee for the first six months of the year equal to the prior year service fee and an additional performance fee based upon a percentage of the increase of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year and (ii) a monthly fee for the second six months of the year which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, the Company’s service fee consists entirely of a fixed monthly fee determined by agreement of the Company and the affiliated practice in a formal planning process. Under a certain service agreement, the Company’s service fee consists of a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year. In all instances, the service fee is negotiated as fair market value for services and capital provided by the Company to the affiliated practices. Additionally, the Company’s net revenue includes amounts from patient revenue of Tooth Doctor, dental benefits third party administrator (“TPA”) fees and dental laboratory fees.

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

Goodwill

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The Company determines impairment by

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies – (Continued)

comparing the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2007.

Service Agreements and Other Intangible Assets

The Company’s affiliations with dental group practices by means of service agreements are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in other than a business combination and recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows.

These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized over five years on an accelerated basis. The tradename intangible asset associated with acquisition of Metropolitan Dental Holdings, Inc. (“Metro”) is amortized on a straight-line basis over five years. The tradename intangible asset associated with the Tooth Doctor acquisition is indefinite-lived and not amortized. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2007.

Based on an evaluation of historical financial trends, the Company determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated and, accordingly, increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations were increased to 25 years in 2005. This change in estimate impacted 5% of the Company’s intangible assets at that time and had the effect of reducing amortization expense by approximately $97,000, net of tax, in 2007 and $92,000, net of tax, in 2006.

Insurance

The Company maintains various insurance coverages for our business, including property-casualty, business interruption, workers compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. As of January 1, 2007, certain of the Company’s insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies – (Continued)

levels in which the Company and its captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company and its captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, were $1,500,000 for 2007 and $1,600,000 for 2006. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $253,000 of gross unrecognized income tax benefits. Gross unrecognized income tax benefits increased to $393,000 during the twelve months ended December 31, 2007, of which $386,000 would impact the Company’s effective tax rate if recognized.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of December 31, 2007, the Company has approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

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

For the Years Ended December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies – (Continued)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for the year ended December 31 (in thousands, except per share amounts):

2005
Net earnings, as reported	$10,291
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(847)

Net earnings, proforma	$9,444

Earnings per share:
Basic, as reported	$0.86

Basic, pro forma	$0.79

Diluted, as reported	$0.81

Diluted, pro forma	$0.74

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The Company is assessing the impact of this Statement on its financial condition and results of operations, although it believes SFAS 157 will not have a significant effect on its future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact of this Statement on its financial condition and results of operations, although it believes SFAS 159 will not have a significant effect on its future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies – (Continued)

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The Company is assessing the impact of SFAS 141(R) on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning February 1, 2009. The Company is assessing the impact of SFAS No. 160 on its future consolidated financial statements.

(3) Accounts Receivable, net and Net revenue

Accounts receivable, net

Accounts receivable, net reflects receivables due from affiliated dental practices that represent amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and TPA. The following table lists receivables due from affiliated practices and other receivables for the years ended December 31 (in thousands):

	December 31,
	2007	2006
Receivables due from affiliated practices	$20,151	$14,566
Other receivables, net	3,470	2,373

Accounts receivable, net	$23,621	$16,939

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(3) Accounts Receivable, net and Net revenue – (Continued)

Net revenue

For the years ended December 31, 2007, 2006 and 2005, net revenue consisted of the following (in thousands):

	2007	2006	2005
Reimbursement of expenses:
Salaries and benefits	$88,658	$76,154	$68,800
Lab and dental supplies	44,269	37,250	33,791
Office occupancy expenses	28,243	24,371	21,282
Other operating expenses	18,176	15,485	14,705
Depreciation expense	7,914	6,672	6,021

Total reimbursement of expenses	187,260	159,932	144,599
Business service fees	64,088	51,945	47,380

Revenue earned under service agreements	251,348	211,877	191,979
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	27,407	6,040	4,949

Net revenue	$278,755	$217,917	$196,928

Net revenue derived from the Company’s service agreement with PDG, P.A., represented approximately 23%, 29%, and 31% of the Company’s consolidated net revenue for 2007, 2006 and 2005, respectively (see Note 15 “Subsequent Events”). Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12%, 13% and 13% of the Company’s consolidated net revenue for 2007, 2006 and 2005, respectively. No other service agreement or customers accounted for greater than 10% of the Company’s consolidated net revenue.

(4) Acquisitions and Affiliations

During the year ended December 31, 2007, the Company completed fourteen acquisition and affiliation transactions. The Company acquired selected assets of ten dental practices that joined existing affiliated practices and three platform affiliations in California, Minnesota and Texas, which included execution of a new service agreement between the Company and the affiliated practices. Finally, the Company acquired 100% of the outstanding capital stock of Metro and entered into a platform affiliation with Metro Dentalcare, PLC, which included the execution of a new service agreement between the Company and the affiliated practice. All transactions completed in 2007 are referred to as “2007 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $119,123,000 in cash, net of cash acquired. Excluding Metro, contingent payments associated with six 2007 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and in total cannot exceed $2,220,000.

During the year ended December 31, 2006, the Company completed thirteen acquisition and affiliation transactions. The Company acquired selected assets of eleven dental practices, ten that joined existing affiliated practices and one platform affiliation in Wisconsin, which included execution of a new service agreement between the Company and the affiliated practice. In another transaction, the Company developed de novo dental facilities in Minnesota, rather than acquiring selected clinical assets, and executed a service agreement between the Company and the affiliated practice. Finally, the Company acquired the assets of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), the assets of Tooth Doctor being contributed to a newly created subsidiary which is owned 85% by the Company, which became a new platform affiliation in Arizona. The Company did not execute a new service agreement as Tooth Doctor employs dentists. All transactions completed in 2006 are referred to as

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(4) Acquisitions and Affiliations – (Continued)

“2006 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $25,802,000 in cash and a $50,000 deferred payment that was accrued at the transaction date and was paid in the first quarter of 2007. Excluding Tooth Doctor, contingent payments associated with five 2006 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and three were paid in 2007 for approximately $135,000 and two were not achieved. The Company records contingent payments in the period they are resolved.

The 2007 and 2006 Transactions are as follows:

Date	Affilated Practice	Location(s)
December 2007	Michael Sabeti, D.D.S., M.S.	Pearland, TX
December 2007	Michael Berman, D.D.S.	Killeen, TX
September 2007	Metro Dentalcare	Minneapolis, MN
September 2007	Larry J. Gaydos, D.D.S.	St. Louis, MO
September 2007	Jeffrey W. Ausen, D.D.S.	Waukesha, WI
August 2007	Barzman, Kasimov & Vieth, D.D.S.	Buffalo, NY
July 2007	Virginia A. Plaisted, D.D.S.	Delmar, NY
June 2007	Mark Moskowitz, D.D.S.	Queensbury, NY
June 2007	Sacramento Oral Surgery	Sacramento, CA
May 2007	Valley Dental Group	Golden Valley, MN
May 2007	Mark H. Karakourtis, M.D., D.D.S.	Austin, TX
March 2007	Donald L. Roberts, D.D.S.	Houston, TX
February 2007	James T. Shoptaw, D.D.S.	Killeen/Temple, TX
January 2007	Jeffrey & Paul Morrison, D.D.S.	Bethesda, MD
December 2006	Arizona’s Tooth Doctor for Kids	Phoenix/Globe, AZ
December 2006	Gregory A. Wadleigh, D.D.S., M.S.	Sun Prarie/Middleton, WI
October 2006	John E. Moser, D.D.S.	Brookfield, WI
July 2006	Dental-Net, Inc.	Tucson/Glendale, AZ
June 2006	Gary R. Ricketts, D.D.S.	Houston, TX
June 2006	Fred J. Leydecker, D.D.S.	Blasdell, NY
June 2006	Michael E. Grady, D.D.S.	Milwaukee, WI
June 2006	Associated Dental Care	Albertville/Blaine, MN
May 2006	J. Mark LaVoy, D.D.S.	Glendale, AZ
April 2006	Deerwood Orthodontics	Franklin, WI
March 2006	Complete Dental Care	Madison Heights, MI
February 2006	Kenneth E. Miller, D.D.S.	Oklahoma City, OK
January 2006	Michael A. Talluto, D.D.S.	Seneca, NY

The accompanying consolidated financial statements include the results of operations under the service agreements from the date of affiliation. The following tables show total consideration paid, the estimated fair value of net assets acquired and intangible assets associated with 2007 and 2006 Transactions, excluding Metro (in thousands):

	2007	2006
Total consideration paid	$35,419	$7,056
Fair value of net tangible assets acquired and liabilities assumed	1,688	530

Intangible assets	$33,731	$6,526

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(4) Acquisitions and Affiliations – (Continued)

On September 25, 2007, the Company acquired 100% of the outstanding capital stock of Metro. In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with an affiliated professional limited liability. The purchase price paid in connection with the acquisition was approximately $87,044,000 in cash, and a contingent earn-out of up to $10,000,000 payable in 2008 based on Metro’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended December 31, 2007. As of December 31, 2007, the Company had accrued approximately $4,575,000, reflected in accrued expense, in connection with the Metro earnout. The Company is still reviewing the calculation of the earnout and this amount may be adjusted in 2008. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 25, 2007
Current assets	$4,137
Property, plant and equipment	9,054
Intangible assets	51,460
Goodwill	43,482
Non-current assets	3,631

Total assets acquired	111,764

Current liabilities	(3,084)
Non-current liabilities	(21,636)

Total liabilities assumed	(24,720)

Net assets acquired	$87,044

In connection with the Metro acquisition, the Company recorded $48,700,000 of intangible assets relating to the service agreement with the affiliated practice, which is not expected to be deductible for tax purposes and will be amortized over 25 years, and $2,760,000 of intangible assets classified as a tradename intangible, which is not expected to be deductible for tax purposes and will be amortized over five years. The Company recorded goodwill of $43,482,000 which is not expected to be deductible for tax purposes. The Company also incurred approximately $640,000 in transaction costs in connection with the acquisition. The Company continues to value certain intangible assets, and therefore, the allocation of the purchase price is subject to adjustment.

The following unaudited pro forma financial information presents results as if the Metro and Tooth Doctor acquisition had occurred at the beginning of 2006, for the year ended December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Net revenue	$320,035	$280,739
Net income (losses)	(8,038)	8,849
Earnings (losses) per share-basic	(0.63)	0.72
Earnings (losses) per share-diluted	(0.63)	0.69

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(4) Acquisitions and Affiliations – (Continued)

On December 1, 2006, the Company completed an acquisition of the assets of Tooth Doctor. The assets were contributed to a newly created subsidiary that is 85% owned by the Company. The Company has completed its asset allocation analysis. As a result, the Company recorded reclassifications of goodwill to intangible assets related to customer relationships in the amount of $400,000 that will be amortized on an accelerated basis over five years, goodwill to inventory of approximately $275,000, property and equipment to goodwill of approximately $48,000 and accounts receivable, net to goodwill of approximately $5,000. The Company also accrued approximately $78,000 in additional transaction costs in connection with the acquisition. Finally, the contingent payment based on 2007 financial performance associated with the acquisition of Tooth Doctor was not achieved.

The Company affiliated with Desert Dental Specialty in 2005. In connection with the Desert Dental Specialty transaction, the asset purchase agreement between the Company and Desert Dental Specialty included a future contingent payment based on a multiple of earnings before interest and taxes in excess of a predetermined threshold for the year ending December 31, 2006, less capital expenditures incurred from the date of affiliation. The amount of the contingent payment was $1,192,000 which was recorded as of December 31, 2006 in accrued expenses and was paid in the first quarter of 2007.

In 2006 and 2007, the Company entered into three platform affiliations in which its subsidiaries have minority owners. In addition to the Tooth Doctor 15% minority owners, in the two other platform affiliations the Company acquired a 90% ownership interest, with the remaining 10% investment from a third party.

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Land and buildings	$783	$767
Equipment	59,776	47,899
Furniture and fixtures	12,851	9,743
Leasehold improvements	46,054	37,742

Total property and equipment	119,464	96,151
Less accumulated depreciation	(59,019)	(49,691)

Total property and equipment, net	$60,445	$46,460

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial, and financial capabilities. As of December 31, 2007, 12 affiliated practices, comprising 93 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $1,961,000, which includes approximately $143,000 in capitalized interest, in connection with this project as of December 31, 2007, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $202,000 in amortization costs as of December 31, 2007. These costs will be amortized over ten years.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2025. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $24,690,000, $19,560,000, and $17,580,000, respectively, of which $22,230,000, $18,055,000 and $16,399,000 were reimbursed under service agreements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(5) Property and Equipment – (Continued)

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2007 are as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2008	21,030	19,011	2,019
2009	18,714	16,967	1,747
2010	16,532	14,914	1,618
2011	13,758	12,398	1,360
2012	12,099	10,875	1,224
Thereafter	47,461	44,116	3,345

Total minimum lease payments	$129,594	$118,281	$11,313

(6) Intangible Assets

Intangible assets consisted of the following as of December 31, 2007 and 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2007
Service agreements	$218,527	$(42,742)	$175,785
Trade name	4,035	(148)	3,887
Customer relationships	605	(308)	297

	$223,167	$(43,198)	$179,969

December 31, 2006
Service agreements	$135,782	$(36,086)	$99,696
Trade name	1,275	-	1,275
Customer relationships	205	(63)	142

	$137,262	$(36,149)	$101,113

Intangible asset amortization expense for 2007, 2006 and 2005 was $7,049,000, $5,358,000, and $5,007,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $9,300,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is 8.4 years. The weighted average amortization period for the Metro tradename intangible is five years. The weighted average remaining life of all intangible assets is 20 years. Based on an evaluation of historical financial trends, the Company determined that the intangible assets associated with certain in-market affiliations which were combined with existing affiliated practices were expected to generate future cash flows for a longer period than previously estimated and, accordingly, in 2005 the Company increased the amortization period relating to these intangible assets. As a result, the amortization period for certain previously completed in-market affiliations were increased to 25 years. This change in estimate impacted 5% of the Company’s intangible assets at that time and had the effect of reducing amortization expense by approximately $97,000 and $92,000, net of tax, in 2007 and 2006, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(7) Income Taxes

Income tax (benefit) expense for the years ended December 31 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$6,809	$6,854	$6,222
State	881	754	754

Total current	7,690	7,608	6,976

Deferred:
Federal	(10,934)	(634)	(552)
State	(1,037)	172	170

Total deferred	(11,971)	(462)	(382)

Total income taxes	$(4,281)	$7,146	$6,594

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Operating loss and other carryforwards	$876	$594
Organization and start-up costs	3	23
Stock-based compensation	1,184	-
Litigation expense	16,321	-
Accrued expenses and other liabilities	1,539	2,583

Gross deferred tax assets	19,923	3,200
Net valuation allowance	(748)	(483)

Net deferred tax assets	19,175	2,717

Deferred tax liabilities:
Intangibles	(33,290)	(14,951)
Property and equipment	(941)	(996)
Other	(56)	9
Deferred revenue	(3,420)	-
Software costs	(833)	(719)

Total deferred tax liabilities	(38,540)	(16,657)

Net deferred tax liabilities	$(19,365)	$(13,940)

The Company has a valuation allowance against a portion of its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $748,000 and $483,000 as of December 31, 2007 and 2006, respectively. The change in the valuation allowance for the years ended December 31, 2007 and 2006 was $265,000 and $168,000 respectively. The initial recognition (that is, by elimination of the valuation allowance) of the state tax benefits in the future will be primarily recorded to additional paid-in capital, not consolidated statements of income.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(7) Income Taxes – (Continued)

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $2,426,000 and $579,000 for the years ended December 31, 2007 and 2006, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2007			2006
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$15,775	$1,645	$17,420	$1,655	$280	$1,935
Non-current	569	1,186	1,755	233	558	791

Total deferred tax assets	16,344	2,831	19,175	1,888	838	2,726

Deferred tax liabilities:
Current	(3,054)	(422)	(3,476)	-	-	-
Non-current	(29,061)	(6,003)	(35,064)	(13,243)	(3,423)	(16,666)

Total deferred tax liabilities	(32,115)	(6,425)	(38,540)	(13,243)	(3,423)	(16,666)

Net deferred tax liabilities	$(15,771)	$(3,594)	$(19,365)	$(11,355)	$(2,585)	$(13,940)

The Company has state net operating loss carryforwards of $17,280,000 as of December 31, 2007 which expire at various times from 2008 through 2025.

The following table reconciles the Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2007	2006	2005
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	0.8	0.0	(0.2)
State taxes, net of Federal benefit	0.8	3.3	3.6
SFAS No. 123(R) expense for employee stock purchase plan	(0.3)	0.4	0.0
Other permanent differences	(0.6)	0.4	0.7

Effective income tax rate	35.7%	39.1%	39.1%

In the Company’s opinion, adequate tax liabilities have been established for all years. Federal tax years prior to 2003 are closed.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(7) Income Taxes – (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material impact on our results of operations or financial position as a result of the implementation of FIN 48. The amount of gross unrecognized tax benefits at December 31, 2007 was $393,000, of which $386,000 would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross Amounts
Balance, January 1, 2007	$253
Additions for tax positions during the current year	63
Additions for tax positions for prior years	190
Reductions for tax positions of prior years for:
Changes in judgment	-
Settlements during the period	(15)
Lapses of applicable statute of limitations	(98)

Balance, December 31, 2007	$393

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties accrued in connection with unrecognized tax benefits as a component of income before taxes in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $67,000 and $104,000 as of January 1, 2007 and December 31, 2007, respectively.

(8) Debt

Long-term debt obligations consist of the following at December 31 (in thousands):

	2007	2006
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 6.10% to 7.75%	$40,450	$33,700
Term loan, ranks pari passu in right of payment to all of the obligations of revolving credit facility, LIBOR-based and prime interest rate of 6.62%	100,000	-
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	107	188
Note payable to River Road Dental, collateralized by substantially all assets of the Metro-Brooklyn Center clinic, bearing interest at 6.00%, maturing through 2011	577	-
Note payable to Bloomington Southgate, bearing interest at 5.00%, maturing through 2009	40	-

Total long-term debt	141,174	33,888
Less current maturities	188	81

Long-term debt, non-current portion	$140,986	$33,807

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(8) Debt – (Continued)

Annual maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

Long-term Debt
2008	$140,638
2009	195
2010	185
2011	156
2012	-
Thereafter	-

Total payments	$141,174

Revolving Line of Credit and Term Loan

In September 2007, the Company increased the capacity of its revolving credit facility from $75,000,000 to $130,000,000, and extended the maturity from February 2012 to September 2012, expecting to use of this increased capacity for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility are at either prime rate or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 0.0% to 0.875% for prime borrowings and 0.875% to 1.75% for LIBOR borrowings. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. On May 9, 2007, the Company entered into an interest rate swap to hedge $20,000,000 of borrowings under the credit facility. Under this arrangement, the Company has effectively converted its 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012. Through December 2007, the Company also paid a commitment fee on the unused balance of its credit facility ranging from 0.175% to 0.375%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and is collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of its subsidiaries. The outstanding balance under this line as of December 31, 2007 was $40,450,000, and the Company had stand-by letters of credit amounting to approximately $1,974,000 at December 31, 2007.

In September 2007, the Company entered into a Term Loan Agreement in the amount of $100,000,000. The term loan was used to finance the Metro acquisition and pay down a portion of the Company’s outstanding balance under its revolving credit facility. The maturity date of the term loan is September 24, 2008. Interest on the term loan is at either prime or LIBOR plus a margin, at the Company’s option. The margin for the first 90 days was 125 basis points, and increases 50 basis points each 90 days thereafter. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. All of the obligations under this term loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

As a result of the outcome of the trial associated with the litigation between PDG and the Company (see Note 9 “Accrued litigation expense”), the Company was notified by its lenders on December 13, 2007 that the jury’s verdict constituted an event of default for both the Company’s revolving credit facility and term loan. On December 18, 2007, the Company entered into forbearance agreements under which the lenders agreed to not exercise certain of their default-related rights and remedies, including acceleration of the maturity of the loans. The lenders also agreed to continue making loans and issue letters of credit under the Company’s revolving credit facility of up to an aggregate principal amount of $51,424,000. Rather than making loans under the Company’s revolving credit facility at the default interest rate allowed for in the credit agreements, the lenders

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(8) Debt – (Continued)

agreed to make such loans at LIBOR plus 250 basis points. See Footnote 15, “Subsequent Events”, for further information.

(9) Accrued litigation expense

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company accrued a loss contingency of $30,968,000, which is comprised of $39,968,000, the estimated fair value, using discounted cash flows, of the assets being transferred, net of $9,000,000 of the $19,000,000 in cash proceeds the Company expects to receive from PDG. The $9,000,000 is deemed the amount in excess of the fair market value of management services to be provided to PDG. In addition to the $30,968,000 accrued loss contingency, litigation expense also includes a loss reserve of $2,035,000 for the accounts receivable the Company will reserve as part of the legal settlement and professional fees of $3,731,000. The foregoing was a result of the Company entering into a settlement agreement on December 26, 2007 with respect to the litigation among PDG, PDHC and the Company (the “PDG Litigation”). Under the terms of the settlement agreement and in release of the PDG Litigation, the Company has agreed to transfer to PDG the leases and assets of 25 of the 31 dental facilities and tradename to PDG. The parties agreed that the Company will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay the Company $19,000,000 regardless of whether PDG utilizes the Company’s management services during the nine month period.

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

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2007 and 2006, there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2007, 13,397,120 shares were issued and 12,814,620 shares were outstanding. As of December 31, 2006, 12,991,137 shares were issued and 12,408,637 shares were outstanding.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(10) Stockholders’ Equity – (Continued)

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2006 at a cost of $3,874,000. The Company’s 2005 stock dividend was not paid on the repurchased shares of Common Stock.

Cash Dividends

As of December 31, 2007 the Company does not have the ability to pay cash dividends on its Common Stock as a result of forbearance agreements entered into with the Company’s lenders on December 18, 2007 (see Note 8, “Debt”).

(11) Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years. At December 31, 2007, options for 1,186,330 shares were vested and 358,350 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

On January 1, 2006, the Company adopted SFAS No. 123(R) which revises SFAS 123. Prior to January 1, 2006, SFAS No. 123, as amended by SFAS No. 148 allowed companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of APB Opinion No. 25 and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized if on the measurement date the fair value of the underlying stock exceeds the exercise price. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148. Because the Company granted stock options to employees and directors at exercise prices equal to the fair market value on the date of grant, no stock-based compensation was recognized in periods prior to January 1, 2006.

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

The Company recognized stock-based compensation expense for options granted and its employee stock purchase plan (“ESPP”) of $1,898,000 and $1,363,000 for the years ended December 31, 2007 and 2006, respectively, and this expense was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for options grants of $622,386 and $447,745 for the years ended December 31, 2007 and 2006, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(11) Stock-based Compensation – (Continued)

for unvested stock option awards as of December 31, 2007 was approximately $4,300,000, and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2007		2006		2005
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	4.6%	5.1%	4.6%	4.9%	3.7%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	42%	39%	42%	41%	36%	35%
Expected life (years)	6.20	0.50	6.25	0.50	4.00	0.50
Weighted average fair value of options/purchase rights granted during the year	$10.60	$6.13	$6.91	$4.59	$5.29	$3.40

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

The following table summarizes the stock option transactions during the year ended December 31, 2007:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,943	$8.60	-	-
Granted	271	22.05	-	-
Exercised	(367)	5.96	-	-
Forfeited or expired	(19)	15.90	-	-

Outstanding at December 31, 2007	1,828	$11.05	6.52	$3,734

Vested and unvested expected to vest as of December 31, 2007	1,779	$10.88	6.47	$3,730

Exercisable at December 31, 2007	1,186	$7.69	5.57	$3,673

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31 2007, 2006 and 2005 are provided in the following table (in thousands):

	2007	2006	2005
Proceeds from stock options exercised	$2,186	$867	$1,953
Tax benefit related to stock options exercised	$2,413	$565	$2,079
Intrinsic value of stock options exercised	$6,520	$1,205	$5,525

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(11) Stock-based Compensation – (Continued)

Summaries of the Company’s stock option plans as of December 31, 2007 are as follows:

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, (the “2005 Plan”), provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2007, 675,000 shares were authorized under the 2005 Plan, with 671,125 shares reserved for issuance and options for 437,775 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan, (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2007, 225,000 shares were authorized under the Directors Plan, with 225,000 shares reserved for issuance and options for 100,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2007, 2,359,869 shares were authorized under the 1996 Plan, with 1,017,863 shares reserved for issuance and options for 1,017,863 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 14,054 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2007, options for 14,054 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(11) Stock-based Compensation – (Continued)

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vest over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2007, no options were outstanding under the Affiliate Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2007, 577,500 shares were authorized under the 1996 Directors Plan, with 258,300 shares reserved for issuance and options for 258,300 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 550,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 389,090 shares have been issued through 2007 and 29,170 shares were committed for issuance as of December 31, 2007.

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2007, 2006 and 2005 follows:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,942,704	$8.60	1,781,531	$7.65	1,957,051	$6.15
Granted	270,650	22.05	284,800	14.17	240,150	15.75
Exercised	(366,725)	5.96	(115,804)	7.51	(399,922)	5.07
Cancelled	(18,637)	15.90	(7,823)	11.09	(15,748)	10.17

Outstanding at end of year	1,827,992	$11.05	1,942,704	$8.60	1,781,531	$7.65

Exercisable at end of year	1,186,330	$7.69	1,294,261	$6.53	1,150,597	$6.10

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(11) Stock-based Compensation – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.41 - $ 6.00	546,403	4.67	$5.65	546,403	$5.65
$ 6.00 - $ 13.80	772,900	6.62	9.54	525,816	8.03
$ 13.80 -$ 19.45	242,639	7.23	15.94	114,111	15.85
$ 19.45 - $ 26.02	266,050	9.21	22.07	-	-

	1,827,992	6.50	$11.05	1,186,330	$7.69

(12) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation, subject to IRS max/minimums. Total plan expense for the years ended December 31, 2007, 2006 and 2005 was $1,395,000, $1,184,000 and $1,002,000, respectively.

(13) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2007	2006	2005
Basic Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	$(7,716)	$11,134	$10,291

Weighted average common shares outstanding	12,681	12,301	12,006

Net earnings (losses) per share	$(0.61)	$0.91	$0.86

Diluted Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	(7,716)	$11,134	$10,291

Weighted average common shares outstanding	12,681	12,301	12,006
Add: Dilutive effect of options (1)	-	615	710

Weighted average common shares as adjusted	12,681	12,916	12,716

Net earnings (losses) per share	$(0.61)	$0.86	$0.81

(1) In 2007 the dilutive effect of 631,247 shares were excluded as the Company had a loss from continuing operations pursuant to SFAS 128 “Earnings per Share.” In 2006, 461,865 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(14) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net revenue	$65,458	$66,552	$67,162	$79,583
Operating expenses	58,235	58,365	61,910	106,599
Earnings (losses) from operations	7,223	8,187	5,252	(27,016)
Earnings (losses) before income taxes	6,441	7,519	4,327	(30,284)
Income taxes	2,562	2,991	1,626	(11,460)
Net earnings (losses)	$3,879	$4,528	$2,701	$(18,824)
Net earnings (losses) per share (1):
Basic	$0.31	$0.36	$0.21	$(1.47)
Diluted	$0.30	$0.34	$0.20	$(1.47)
Weighted average common shares outstanding:
Basic	12,456	12,669	12,779	12,812
Diluted	13,145	13,302	13,395	12,812

2006
Net revenue	$54,066	$55,078	$53,842	$54,931
Operating expenses	48,978	49,355	49,401	50,001
Earnings from operations	5,088	5,723	4,441	4,930
Earnings before income taxes	4,604	5,253	3,992	4,431
Income taxes	1,813	2,070	1,578	1,685
Net earnings	$2,791	$3,183	$2,414	$2,746
Net earnings per share (1):
Basic	$0.23	$0.26	$0.20	$0.22
Diluted	$0.22	$0.25	$0.19	$0.21
Weighted average common shares outstanding:
Basic	12,269	12,280	12,308	12,345
Diluted	12,851	12,848	12,934	13,022

(1) The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(15) Subsequent Events

On January 11, 2008, the Company and its lenders entered into Amended and Restated Forbearance Agreements pursuant to which the Company’s lenders committed to release the collateral under the Company’s secured revolving credit agreement and term loan agreement necessary for the Company to meet the obligations of the Settlement Agreement (see Note 9 “Accrued litigation expense”).

On February 21, 2008, the Company entered into agreements to amend its revolving credit facility and term loan with its existing lenders. The agreements replaced the Amended and Restated Forbearance Agreements and waived the existing defaults under the revolving credit facility and term loan facility as of December 31, 2007. Pursuant to the agreements, the revolving credit facility will have a capacity of $75,000,000 and the term loan will have $100,000,000 outstanding. Both facilities will mature on June 30, 2009 and therefore the Company has classified the outstanding indebtedness as long term on its balance sheet as of December 31, 2007. The Company is also required to comply with financial and other covenants for both facilities, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company will initially borrow on both facilities at the LIBOR rate plus 250 basis points. The amendments to the revolving credit facility and term loan become effective upon completion of the transactions contemplated by the Settlement Agreement.

On February 29, 2008, under the terms of the Settlement Agreement and in settlement and release of the litigation between the Company, PDHC and PDG, the Company transferred to PDG the leases and assets of 25 of the 31 Park Dental facilities and tradename to PDG. The parties agreed that the Company will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay the Company a management fee of $19,000,000 in twelve equal monthly installments commencing in January 2008 regardless of whether PDG utilizes the management services during the nine month period. Pursuant to SFAS No. 144 the Company will realize an estimated net gain of approximately $32,000,000 which represents the fair value of the assets transferred in excess of the book value of the assets transferred. The Company also agreed to reserve outstanding accounts receivable due from PDG at December 31, 2007 of $2,035,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2007.

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

The information set forth under the captions “Elections of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A summary of our stockholder approved and non-approved equity plans as of December 31, 2007 (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,828	$11.05	358

Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	132

Total all plans	1,828	$11.05	490

The information set forth under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Election of Directors – Compensation Committee Interlocks” in the Company’s Proxy Statement are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Proposal 3 – Ratification of Independent Public Accountant – Independent Accountant Fees” and “Audit Committee Report” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements (see Item. 8)

(a)(2)	Financial Statement Schedules
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 73.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 10th day of March, 2008.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 10, 2008

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 10, 2008

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 10, 2008

/S/ JAMES T. KELLY James T. Kelly	Director	March 10, 2008

/S/ MARTIN J. MANNION Martin J. Mannion	Director	March 10, 2008

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 10, 2008

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 10, 2008

/S/ STEVEN J. SEMMELMAYER Steven J. Semmelmayer	Director	March 10, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

3(c)	Amendment to Article 5 of the Company’s Amended and Restated By-laws (49)

4(a)	Form of Stock Certificate (1)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (6)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (4)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (4)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (6)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (7)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (5)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (8)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (11)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (11)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (11)

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan (14)

10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (15)

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan (15)

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan (15)

10(dd)	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners, Inc., the Lenders Named Herein and KeyBank National Association as Agent (16)

10(ee)	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between The Subsidiaries of American Dental Partners, Inc. and KeyBank National Association (16)

EXHIBIT INDEX (cont.)

10(ff)	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners, Inc. and its subsidiaries and KeyBank National Association (16)

10(gg)	Amended and Restated Service Agreement dated January 1, 1999 between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C. (18)

10(hh)	Amendment No. 1 to Amended and Restated Service Agreement dated October 1, 2000 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ii)	Amendment No. 2 to Amended and Restated Service Agreement dated January 1, 2001 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(jj)	Amendment No. 3 to Amended and Restated Service Agreement dated July 1, 2003 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(kk)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (18)

10(ll)	Amended 2005 Equity Incentive Plan (19)

10(mm)	Amended 2005 Directors Stock Option Plan (19)

10(nn)	Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan (19)

10(oo)	Nonqualified Stock Option Agreement for 2005 Directors Stock Option Plan (19)

10(pp)	Written Description of the Company’s Executive Bonus Plan (20)

10(qq)	Second Amendment to Amended and Restated Service Agreement dated August 10, 2005 between PDHC, Ltd. and PDG, P.A (21)

10(rr)	Fourth Amendment to Amended and Restated Service Agreement dated January 1, 2005 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (22)

10(uu)	Omnibus Amendment Agreement and Waiver, dated as of January 24, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement, and KeyBank National Association, as administrative agent for the lenders (24)

10(vv)	Amendment No. 2 to Amended and Restated Credit Agreement dated as of February 21, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement and JP Morgan Chase Bank, N.A., and KeyBank National Association, as administrative agent for the lenders (25)

10(ww)	Amendment to Service Agreement dated effective as of January 1, 2007 between Wisconsin Dental Group, S.C., and American Dental Partners of Wisconsin, LLC (47)

10(xx)	Stock Purchase Agreement by and among American Dental Partners, Inc., Metropolitan Dental Holdings, Inc., the Stockholders of Metropolitan Dental Holdings, Inc. and Metro Dentalcare, PLC, dated August 30, 2007 (48)

10(yy)	Service Agreement among Metro Dentalcare, PLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC and Metropolitan Dental Management, Inc., with an effective date of September 25, 2007 (48)

10(zz)	Amendment No. 3 to Amended and Restated Credit Agreement among American Dental Partners, Inc. its subsidiaries, Key Bank National Associates and the lending institutions party to the Credit Agreement, dated September 25, 2007 (50)

EXHIBIT INDEX (cont.)

10(aaa)	Term Loan Agreement among American Dental Partners, Inc., certain lending institutions and KBCM Bridge, LLC, dated September 25, 2007 (50)

10(bbb)	Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Credit Agreement and KeyBank National Association, as lender and as administrative agent, dated December 18, 2007 (51)

10(ccc)	Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated December 18, 2007 (51)

10(ddd)	Settlement Agreement among the Company, PDHC, Ltd., PDG, P.A., Dental Specialists of Minnesota, P.A. and James Ludke, D.D.S., PLLC dated December 26, 2007 (52)

10(eee)	Standstill Agreement among the Company, PDHC, Ltd., PDG, P.A. and Dental Specialists of Minnesota, P.A. dated December 26, 2007 (52)

10(fff)	Amended and Restated Forbearance Agreement and Amendment No. 4 to the Credit Agreement with the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated January 11, 2008, and letter dated January 11, 2008 (53)

10(ggg)	Amended and Restated Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated January 11, 2008, and letter dated January 11, 2008 (53)

10(hhh)	Amendment No. 5 to Amended and Restated Credit Agreement and Waiver among American Dental Partners, Inc., its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated February 21, 2008 (54)

10(iii)	Amendment No. 1 to Term Loan Agreement and Waiver among American Dental Partners, Inc., its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated February 21, 2008 (54)

10(jjj)	Definitive Settlement Agreement among American Dental Partners, Inc., PDHC, LTD., Northland Dental Partners, PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A., effective February 29, 2008 (55)

10(kkk)	Transition Services Agreement among PDG, P.A., Dentist Specialists of Minnesota, P.A., American Dental Partners, Inc., and PDHC, LTD., effective February 29, 2008 (55)

10(lll)	Mutual Release of Claims by and among American Dental Partners, Inc., PDHC, Ltd., Northland Dental Partners, PLLC, fka James Ludke, D.D.S., PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A. effective February 29, 2008 (55)

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics (17)

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

EXHIBIT INDEX (cont.)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56941) filed on June 16, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on August 13, 2001.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 20, 2003.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2003.
(13)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.
(14)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2004.
(15)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2004.
(16)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 17, 2004.
(18)	Incorporated by reference to the Company’s Form 10-K filed on March 14, 2005.
(19)	Incorporated by reference to the Company’s Form 8-K filed on July 18, 2005.
(20)	Incorporated by reference to the Company’s Form 8-K filed on April 20, 2005.
(21)	Incorporated by reference to the Company’s Form 8-K filed on August 16, 2005.
(22)	Incorporated by reference to the Company’s Form 10-K filed on March 10, 2006.
(23)	Incorporated by reference to the Company’s Form 8-K filed on December 4, 2006.
(24)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.
(25)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2007.
(26)	Incorporated by reference to the Company’s Form 10-K filed on March 9, 2007.
(27)	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2007.
(28)	Incorporated by reference to the Company’s Form 8-K filed on April 3, 2007.
(29)	Incorporated by reference to the Company’s Form 8-k filed May 1, 2007.
(30)	Incorporated by reference to the Company’s Form 10-Q filed on May 9, 2007.
(31)	Incorporated by reference to the Company’s Form 8-k filed on June 14, 2007.
(32)	Incorporated by reference to the Company’s Form 8-k filed on July 10, 2007.
(33)	Incorporated by reference to the Company’s Form 8-k filed on July 31, 2007.
(34)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2007.
(35)	Incorporated by reference to the Company’s Form 8-K filed on August 28, 2007.
(36)	Incorporated by reference to the Company’s Form 8-K filed on September 4, 2007.
(37)	Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007.
(38)	Incorporated by reference to the Company’s Form 8-K filed on October 30, 2007.
(39)	Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(40)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2007.
(41)	Incorporated by reference to the Company’s Form 8-K filed on December 13, 2007.

EXHIBIT INDEX (cont.)

(42)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2007.
(43)	Incorporated by reference to the Company’s Form 8-K filed on December 27, 2007.
(44)	Incorporated by reference to the Company’s Form 8-K filed on January 14, 2008.
(45)	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2008.
(46)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2008.
(47)	Incorporated by reference to the Company’s Form 8-K filed on May 9, 2007.
(48)	Incorporated by reference to the Company’s Form 8-K filed on September 25, 2007.
(49)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(50)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2007.
(51)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2007.
(52)	Incorporated by reference to the Company’s Form 8-K filed on December 27, 2007.
(53)	Incorporated by reference to the Company’s Form 8-K filed on January 14, 2008.
(54)	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2008.
(55)	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2008.
(56)	Incorporated by reference to the Company’s Form 8-K filed on March 7, 2008.