Form 10-Q
period 2008-03-31
AMERICAN DENTAL PARTNERS INC
filed 2008-05-12
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The number of shares of Common Stock, $0.01 par value, outstanding as of May 6, 2008 was 12,854,608.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,118	$6,376
Accounts receivable, net	39,419	23,621
Inventories	2,707	3,009
Prepaid expenses and other current assets	3,573	3,373
Prepaid/refundable income taxes	822	1,459
Deferred income taxes	876	17,420

Total current assets	53,515	55,258

Property and equipment, net	52,313	60,445

Other non-current assets:
Goodwill, net	70,622	70,602
Service Agreements and other intangible assets, net	179,774	179,969
Deferred income taxes	1,806	1,756
Other	1,057	476

Total other non-current assets	253,259	252,803

Total assets	$359,087	$368,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,467	$15,224
Accrued compensation and benefits	10,947	13,527
Accrued expenses	10,454	11,773
Accrued litigation expense	—	30,968
Deferred income taxes	—	3,475
Current maturities of debt	190	188

Total current liabilities	38,058	75,155
Non-current liabilities:
Long-term debt	146,302	140,986
Deferred income taxes	35,372	35,064
Other liabilities	2,387	1,504

Total non-current liabilities	184,061	177,554

Total liabilities	222,119	252,709

Minority interest	541	894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,426,290 and 13,397,120 shares issued; 12,843,790 and 12,814,620 shares outstanding at March 31, 2008 and December 31, 2007, respectively	134	134
Additional paid-in capital	69,108	68,332
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(1,548)	(771)
Retained earnings	72,607	51,082

Total stockholders’ equity	136,427	114,903

Total liabilities and stockholders’ equity	$359,087	$368,506

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$79,811	$65,458
Operating expenses:
Salaries and benefits	35,501	27,971
Lab fees and dental supplies	11,981	10,174
Office occupancy	9,013	7,136
Other operating expense	6,772	5,501
General corporate expense	3,630	3,381
Depreciation	2,774	2,104
Amortization of intangible assets	2,387	1,442
Litigation settlement (gain) expense	(30,127)	526

Total operating expenses	41,931	58,235

Earnings from operations	37,880	7,223
Interest expense	2,455	625
Minority interest	140	157

Earnings before income taxes	35,285	6,441
Income taxes	13,760	2,562

Net earnings	$21,525	$3,879

Net earnings per common share:
Basic	$1.68	$0.31

Diluted	$1.65	$0.30

Weighted average common shares outstanding:
Basic	12,839	12,456

Diluted	13,084	13,145

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$21,525	$3,879
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,774	2,104
Stock-based compensation	526	441
Minority interest	140	157
Amortization of intangible assets	2,387	1,442
Other amortization	39	36
Deferred income tax benefit	12,896	466
Loss on disposal of property and equipment	76	2
Accrued litigation expense	(30,968)	—
Assets transferred to PDG as part of settlement of litigation	9,246	—
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	(16,464)	(4,968)
Other current assets	(323)	(317)
Accounts payable and accrued expenses	1,584	447
Accrued compensation and benefits	(2,585)	(1,561)
Income taxes payable/refundable, net	637	1,583
Other, net	(519)	(228)

Net cash provided by operating activities	971	3,483

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(2,149)	(1,890)
Capital expenditures, net	(3,929)	(2,168)
Payment of affiliation costs	(99)	(58)
Contingent and deferred payments	(128)	(162)

Net cash used for investing activities	(6,305)	(4,278)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments	5,350	3,100
Repayments of debt	(32)	—
Distributions to minority interest holders	(492)	—
Proceeds from shares issued under employee stock purchase plan	248	264
Proceeds from shares issued for exercise of stock options	—	630
Tax benefit on exercise of stock options	—	496
Tax benefit on disqualified dispositions	2	1

Net cash provided by financing activities	5,076	4,491

Increase (decrease) in cash and cash equivalents	(258)	3,696
Cash and cash equivalents at beginning of period	6,376	1,386

Cash and cash equivalents at end of period	$6,118	$5,082

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,350	$599

Cash paid during the period for income taxes, net	$239	$16

Outstanding checks in excess of deposits in transit	$2,822	$1,339

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$4,635	$1,801

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

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary which is owned 85% by the Company and its of Minnesota subsidiary which is owned 90% by the Company. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices, which are affiliated with the Company by means of a long-term service agreement, with its own financial statements.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2007 consolidated financial statements to conform to current period presentation. Amounts due to the affiliated practices, where applicable, have been reclassified to accounts payable from accounts receivable, net. As a result, the consolidated statement of cash flows for the period ended March 31, 2007 reflects a reclassification of $840,000 in operating cash flows from accounts receivable, net to accounts payable and accrued expenses.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Affiliations

During the first quarter 2008, the Company completed one affiliation which resulted in a new platform affiliation in Wisconsin where the Company entered into a new service agreement and the Company completed an in-market affiliation that joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement. As part of the platform affiliation Wisconsin Dental Group, S.C. contributed its oral surgery, periodontic and endodontic practices to the new affiliated practice. Cash paid, net of cash acquired, in connection with these transactions amounted to $1,860,000. In connection with these transactions, the Company recorded approximately $1,821,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years. A contingent payment of approximately $4,580,000 in relation to the Metropolitan Dental Holdings, Inc. acquisition was accrued for as of December 31, 2007 and is expected to be paid in 2008, although the Company continues to evaluate the calculation of the contingent payment and the amount payable may change.

(5) Intangible Assets

Intangible assets consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2008
Service agreements	$220,719	$(44,957)	$175,762
Trade name	4,035	(286)	3,749
Customer relationships	605	(342)	263

Total intangible assets	$225,359	$(45,585)	$179,774

December 31, 2007
Service agreements	$218,527	$(42,742)	$175,785
Trade name	4,035	(148)	3,887
Customer relationships	605	(308)	297

Total intangible assets	$223,167	$(43,198)	$179,969

Intangible amortization expense for the three months ended March 31, 2008 and 2007 was $2,387,000 and $1,442,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,400,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately 8 years. The amortization period of the Metro Dentalcare tradename is five years. The weighted average remaining life of all intangible assets is approximately 20 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At March 31, 2008, options for 1,418,525 shares were vested and 283,275 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 418,260 shares have been purchased under the ESPP and 131,740 shares are available for purchase as of March 31, 2008. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” The Company recognized stock-based compensation expense of $525,622 and $441,165 during the three months ended March 31, 2008 and 2007, respectively, which was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $172,305 and $155,011 during the three months ended March 31, 2008 and 2007, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2008, was approximately $4,500,000 and the weighted average period of time over which this cost will be recognized is 3.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	3.03%	3.32%	4.67%	5.09%
Expected life (years)	6.0	0.5	6.19	0.5
Expected volatility	85.72%	144.00%	41.18%	42.91%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value of options	$7.02	$3.96	$10.17	$5.24

The Company calculated the volatility assumption for stock options using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The Company calculated the volatility assumption for ESPP purchases using an expected volatility rate based on recent activity. The expected life of ESPP purchases is six months.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first quarter of 2008:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,828	$11.05	—	—
Granted	89	9.58	—	—
Exercised	—	—	—	—
Forfeited or expired	(18)	16.93	—	—

Outstanding at March 31, 2008	1,899	$10.92	6.33	$3,356

Vested and unvested expected to vest as of March 31, 2008	1,858	$10.79	6.28	$3,356

Exercisable at March 31, 2008	1,419	$8.89	5.54	$3,348

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2008 and 2007 are provided in the following table (in thousands):

	2008	2007
Proceeds from stock options exercised	$—	$630
Tax benefit related to stock options exercised	$—	$496
Intrinsic value of stock options exercised	$—	$1,603

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices, receivables due from PDG and other receivables, net of any allowances for doubtful accounts. Amounts due from affiliated practices represent amounts due pursuant to the terms of the service agreements with the affiliated practices. As of January 1, 2008 PDG is no longer affiliated with the Company. On February 29, 2008, the Company and PDG entered into a transition services agreement in which the Company will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. Receivables due from PDG represent amounts due under the transition services agreement. Other receivables, net of any allowances for doubtful accounts, are associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Receivables due from affiliated practices	$25,630	$20,151
Receivables due from PDG	9,384	—
Other receivables, net	4,405	3,470

Accounts receivable, net	$39,419	$23,621

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of Tooth Doctor, fees earned by the Company’s TPA, dental laboratory and revenue earned under the transition services agreement with PDG. The transition services agreement was entered into on February 29, 2008 by the Company and PDG, the dental practice that ceased to be affiliated with the Company as of December 31, 2007, to provide interim management services to PDG for a period of up to nine months effective January 1, 2008. Net revenue consisted of the following for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Reimbursement of expenses:
Salaries and benefits	$22,241	$20,230
Lab and dental supplies	11,528	10,235
Office occupancy expense	7,215	6,418
Other operating expense	5,085	4,142
Depreciation expense	2,093	1,740

Total reimbursement of expenses	48,162	42,765
Business service fees	14,777	15,715

Revenue earned under service agreements	62,939	58,480
Patient revenue, professional services and dental laboratory fees	7,116	6,978
Revenue earned under transition service agreement with PDG	9,756	—

Net revenue	$79,811	$65,458

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare (“Metro”), represented approximately 17% of consolidated net revenue for the three months ended March 31, 2008. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 11% and 12% of consolidated net revenue for the three months ended March 31, 2008 and 2007, respectively. Net revenue from the Company’s transition services agreement with PDG represented approximately 12% of consolidated net revenue for the three months ended March 31, 2008. During the three months ended March 31, 2007, when PDG was affiliated with the Company, net revenue from PDG represented approximately 25% of consolidated net revenue. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

(8) Debt

The Company has a revolving credit facility, which was amended on February 29, 2008, in the amount of $75,000,000. The facility matures in June 2009 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings. At March 31, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.4% and the prime interest rate under the credit facility, including borrowing margin, was 7.0%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of March 31, 2008. The outstanding balance under this line as of March 31, 2008 was $45,800,000,

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

and the Company had stand-by letters of credit amounting to $2,079,000 at March 31, 2008. The unused balance under this revolving credit facility as of March 31, 2008 was $29,200,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $18,095,000 was available for borrowing.

The Company has a term loan which was amended effective February 29, 2008 in the amount of $100,000,000. The loan matures in June 2009 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from the effective date of the amendment is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan, the Company is permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

(9) Accrued Litigation Expense

On February 29, 2008, the Company transferred the leases and operating assets of 25 of the 31 Park Dental facilities and tradename to PDG. The fair value of the assets transferred was $39,968,000 which settled the liability accrued as of December 31, 2007. The excess of the fair value of the assets over their book value, which was $9,205,000, was recorded as a litigation settlement gain.

(10) Earnings Per Share

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Basic Earnings Per Share:
Net earnings available to common stockholders	$21,525	$3,879

Weighted average common shares outstanding	12,839	12,456

Net earnings per share	$1.68	$0.31

Diluted Earnings Per Share:
Net earnings available to common stockholders	$21,525	$3,879

Weighted average common shares outstanding	12,839	12,456
Add: Dilutive effect of options (1)	245	689

Weighted average common shares as adjusted	13,084	13,145

Net earnings per share	$1.65	$0.30

(1)	798,543 and 120,733 options were excluded for the three months ended March 31, 2008 and 2007, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(11) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of March 31, 2008, 14 affiliated practices comprising 106 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $2,030,000, which includes approximately $160,000 in capitalized interest, in connection with this project as of March 31, 2008, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $225,000 of amortization expense as of March 31, 2008. The capitalized development costs for the first phase is being amortized over 10 years.

(12) Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2008. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,548,000)	$—	$(1,548,000)
Cash equivalents	3,867,231	—	—	3,867,231

Total	$3,867,231	$(1,548,000)	$—	$2,319,231

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(13) Income Taxes

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, the Company had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three months ended March 31, 2008.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of March 31, 2008, the Company has approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2003 to 2007 remain open to examination by taxing jurisdictions to which the Company is subject.

(14) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its long term debt borrowings as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. The Company expects the arrangement to be highly effective in offsetting its variable interest rate exposure. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of March 31, 2008 of approximately $1,548,000, is included in other non-current liabilities, with an offset to other comprehensive income on the Company’s consolidated balance sheet.

(15) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The Company is assessing the impact of SFAS 141(R) on its future consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 160 on its future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, our affiliated practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated practices, dependence upon service agreements and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

American Dental Partners is a leading provider of dental facilities, support staff, and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2008, we were affiliated with 27 dental group practices, comprising 550 full-time equivalent dentists practicing in 244 dental facilities in 18 states.

Legal Proceedings

PDG Litigation

As previously disclosed, we entered into a definitive settlement agreement and related agreements, effective February 29, 2008, to resolve the outstanding litigation, filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500, among us, our subsidiary PDHC, Ltd. (“PDHC”) and PDG, P.A. (“PDG”). Under the terms of the definitive settlement agreement and in settlement and dismissal of the litigation among us, we transferred to PDG the leases and operating assets associated with 25 of 31 Park Dental facilities and tradenames, including “Park Dental,” owned by us. As part of the settlement of litigation among us, we also entered into a transition services agreement with PDG effective February 29, 2008 in which we agreed to provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay us a transition service fee of $19,000,000 regardless of whether PDG utilizes the interim management services during the nine month period.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10230-RGS, and “Monihan v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10410-RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the litigation with PDG, P.A. (“PDG”) during the Class Period, which had the effect of artificially inflating the market price of our stock.

On or about March 31, 2008, Frederick Johnston and a new named plaintiff, the Operating Engineers Pension Fund, both moved for class consolidation of the four actions and for appointment as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On or about May 2, 2008, the Court granted their motions to consolidate the actions, but it reserved ruling on the appointment of a lead plaintiff. The time within which we have to respond to the complaints has been extended until after the Court makes that designation. We intend to defend the matters vigorously.

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

During the first quarter 2008, we completed one affiliation which resulted in a new platform affiliation in Wisconsin where we entered into a new service agreement and we completed an in-market affiliation that joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement. As part of the platform affiliation Wisconsin Dental Group, S.C. contributed its oral surgery, periodontic and endodontic practices to the new affiliated practice. Cash paid, net of cash acquired, in connection with these transactions amounted to $1,860,000. In connection with these transactions, we recorded approximately $1,821,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. However, because our amended revolving credit agreement and our term loan have certain borrowing limitations (see “Liquidity and Capital Resources”), we expect that the number of new affiliations and acquisitions in 2008 will be at levels lower than we achieved in recent years.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), fees earned by our TPA, fees earned by our dental laboratory and revenue earned under the transition services agreement with PDG, P.A.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Reimbursement of expenses	$48,162	$42,765
Business service fees	14,777	15,715

Revenue earned under service agreements (1)	62,939	58,480
Other revenue	7,116	6,978
Revenue earned under transition service agreement with PDG	9,756	—

Net revenue	$79,811	$65,458

(1)	2008 revenue reflects approximately $144 in revenue earned under service agreements where business service fees are based upon a percentage of patient revenue or collections on patient revenue.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Fee-for-service	25%	27%
PPO and dental referral plans	65%	58%
Capitated managed care plans	10%	15%

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

The following table sets forth for the three months ended March 31, 2008 and 2007, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended March 31,		%
	2008	2007	Change
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$83,082	$75,640	9.8%
Platform dental group practices that affiliated with us during periods of comparison	24,292	22,899	6.1%

Total patient revenue	107,374	98,539	9.0%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,122	5,803	5.5%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	101,252	92,736	9.2%
Amounts due to us under service agreements	62,795	58,480	7.4%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$38,457	$34,256	12.3%

Same market patient revenue growth was 9.8% for the three months ended March 31, 2008. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2007, as well as the patient revenue of the 31 dental facilities comprising Park Dental for the three months ended March 31, 2007 and the six dental facilities we retained for the three months ended March 31, 2008. For the current quarter, same market patient revenue growth was comprised of a 9.9% increase in provider hours and a 0.3% improvement in provider productivity, offset by a slight deterioration in reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 12.3% to $38,457,000 for the three months ended March 31, 2008 from $34,256,000 for the three months ended March 31, 2007. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 38.0% for the three months ended March 31, 2008, compared to 36.9% for the three months ended March 31, 2007. This increase is due primarily to the termination of the service agreement with PDG effective December 31, 2007 as amounts retained by PDG were lower than the blended average of our affiliated practices because PDG did not employ dental hygienists and dental assistants. In addition, the increase was due to the affiliation with Barzman, Kasimov & Vieth in August 2007 as dental hygienists and dental assistants must be employed by the affiliated practice pursuant to New York state law. The increase was partially offset by a decrease in profitability of the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$79,811	100.0%	$65,458	100.0%	21.9%
Salaries and benefits	35,501	44.5%	27,971	42.7%	26.9%
Lab fees and dental supplies	11,981	15.0%	10,174	15.5%	17.8%
Office occupancy	9,013	11.3%	7,136	10.9%	26.3%
Other operating expenses	6,772	8.5%	5,501	8.4%	23.1%
General corporate expenses	3,630	4.5%	3,381	5.2%	7.4%
Depreciation expense	2,774	3.5%	2,104	3.2%	31.8%
Amortization of intangible assets	2,387	3.0%	1,442	2.2%	65.5%
Litigation settlement (gain) expense	(30,127)	-37.7%	526	0.8%	-5827.6%

Total operating expenses	41,931	52.5%	58,235	89.0%	-28.0%

Earnings from operations	37,880	47.5%	7,223	11.0%	424.4%
Interest expense	2,455	3.1%	625	1.0%	292.8%
Minority interest	140	0.2%	157	0.2%	-10.8%

Earnings before income taxes	35,285	44.2%	6,441	9.8%	447.8%
Income taxes	13,760	17.2%	2,562	3.9%	437.1%

Net earnings	$21,525	26.9%	$3,879	5.9%	454.9%

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of a settlement agreement entered into on December 26, 2007 among American Dental Partners, Inc., PDHC, Ltd. (“PDHC”), one of our Minnesota subsidiaries, PDG, Dental Specialists of Minnesota, P.A. and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated tradenames to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition services agreement with PDG to provide interim management services through September 30, 2008. (See “PDG Litigation”).

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation to exclude temporary and non-recurring items related to the litigation settlement as we believe that such pro forma presentation is important to understanding future trends of our underlying operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended March 31, 2008 (in thousands):

		Three Months Ended March 31, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$79,811	$6,423	$3,333	$70,055
Salaries and benefits	35,501	3,755	852	30,894
Lab fees and dental supplies	11,981	1,301	—	10,680
Office occupancy expenses	9,013	863	60	8,090
Other operating expenses	6,772	252	108	6,412
General corporate expenses	3,630	—	—	3,630
Depreciation	2,774	252	14	2,508
Amortization	2,387	—	—	2,387
Litigation settlement (gain) expenses	(30,127)	(30,127)	—	—

Total operating expenses	41,931	(23,704)	1,034	64,601

Earnings from operations	37,880	30,127	2,299	5,454
Interest expense, net	2,455	—	—	2,455
Minority interest	140	—	—	140

Earnings before income taxes	35,285	30,127	2,299	2,859
Income taxes	13,760			1,115

Net earnings	$21,525			$1,744

Pro forma adjustments for settlement assets include the following items: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses of PDG doctors who remain temporarily in our remaining six dental facilities of $6,423,000, (ii) a non-cash gain of $30,763,000, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which represents the fair market value of the assets transferred to PDG of $39,968,000 in settlement of the litigation less the book value of the net assets transferred of $9,205,000 and (iii) professional fees related to the litigation of $636,000.

As previously reported, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”), we accrued a loss contingency of $30,968,000 at December 31, 2007 related to the litigation settlement, which was comprised of the following items: (i) $39,968,000 representing the estimated fair value, using discounted cash flows, of the operating assets to be transferred to PDG and (ii) a reduction of $9,000,000 from the $19,000,000 to be paid by PDG, which represented the amount deemed in excess of the fair market value of the interim management services to be provided pursuant to a transition services agreement. We also fully reserved accounts receivable due from PDG of $2,035,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG, estimated expenses to provide such services and salaries and benefits, including severance, of those management personnel eliminated as a result of the February 29, 2008 settlement and subsequent realignment of our Minnesota-based management team.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended March 31, 2007 (in thousands):

		Three Months Ended March 31, 2007 Pro Forma Adjustments
	As Reported 2007	Settlement Assets	Management Services	Pro Forma 2007
Net revenue	$65,458	$9,220	$3,490	$52,748
Salaries and benefits	27,971	5,154	520	22,297
Lab fees and dental supplies	10,174	1,805	—	8,369
Office occupancy expenses	7,136	1,135	49	5,952
Other operating expenses	5,501	781	113	4,607
General corporate expenses	3,381	—	—	3,381
Depreciation	2,104	345	17	1,742
Amortization	1,442	—	—	1,442
Litigation settlement (gain) expenses	526	526	—	—

Total operating expenses	58,235	9,746	699	47,790

Earnings from operations	7,223	(526)	2,791	4,958
Interest expense, net	625	—	—	625
Minority interest	157	—	—	157

Earnings before income taxes	6,441	(526)	2,791	4,176
Income taxes	2,562			1,661

Net earnings	$3,879			$2,515

For comparability purposes with the three months ended March 31, 2008, pro forma adjustments for settlement assets include (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement of $9,220,000 and (ii) professional fees related to the litigation of $526,000. Pro forma adjustments for management services include (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $3,490,000 and (ii) estimated expenses to provide such services and salaries and benefits expenses.

The following table sets forth the percentage change between the pro forma results of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Pro Forma Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$70,055	100.0%	$52,748	100.0%	32.8%
Salaries and benefits	30,894	44.1%	22,297	42.3%	38.6%
Lab fees and dental supplies	10,680	15.2%	8,369	15.9%	27.6%
Office occupancy expenses	8,090	11.5%	5,952	11.3%	35.9%
Other operating expenses	6,412	9.2%	4,607	8.7%	39.2%
General corporate expenses	3,630	5.2%	3,381	6.4%	7.4%
Depreciation	2,508	3.6%	1,742	3.3%	44.0%
Amortization	2,387	3.4%	1,442	2.7%	65.5%

Total operating expenses	64,601	92.2%	47,790	90.6%	35.2%

Earnings from operations	5,454	7.8%	4,958	9.4%	10.0%
Interest expense, net	2,455	3.5%	625	1.2%	292.8%
Minority interest	140	0.2%	157	0.3%	-10.8%

Earnings before income taxes	2,859	4.1%	4,176	7.9%	-31.5%
Income taxes	1,115	1.6%	1,661	3.1%	-32.9%

Net earnings	$1,744	2.5%	$2,515	4.8%	-30.7%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The pro forma financial table above excludes the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from both periods of comparison and temporary and non-recurring items related to the litigation settlement. Management believes that such pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

Net Revenue

Net revenue increased 21.9% to $79,811,000 for the three months ended March 31, 2008 from $65,458,000 for the three months ended March 31, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 12% of our consolidated net revenue for the three months ended March 31, 2008 and net revenue from our service agreement with PDG which terminated effective December 31, 2007 represented 25% of our consolidated net revenue for the first three months of 2007.

Pro forma net revenue increased 32.8% to $70,055,000 for the three months ended March 31, 2008 from $52,748,000 for the three months ended March 31, 2007. The increase was attributable to net revenue earned from platform and in-market acquisitions and affiliations completed in 2007 and, to a lesser extent, same market net revenue growth from our affiliated practices of 7% for the three months ended March 31, 2008.

On September 25, 2007, we acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. (“Metro”). In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with an affiliated professional limited liability company, Metro Dentalcare, P.L.C. Net revenue earned from our service agreement with Metro Dentalcare, P.L.C represented 20% of our pro forma consolidated net revenue for the three months ended March 31, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 13% of our pro forma consolidated net revenue for the three months ended March 31, 2008 and 15% for the three months ended March 31, 2007.

The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreement could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue increased to 44.5% for the three months ended March 31, 2008 from 42.7% for the three months ended March 31, 2007. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 44.1% for the three months ended March 31, 2008 from 42.3% for the three months ended March 31, 2007. The increase is primarily due to the cost of our Minnesota-based management team, the acquisition of Metro and the six dental facilities that we did not transfer to PDG as part of the litigation settlement. Metro’s salaries and benefits are higher than our overall business model as a result of (i) dental lab personnel and (ii) clinical and administrative personnel.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.0% of net revenue for the three months ended March 31, 2008 from 15.5% for the three months ended March 31, 2007. Pro forma lab fees and dental supplies expense as a percentage of net revenue decreased to 15.2% of pro forma net revenue for the three months ended March 31, 2008 from 15.9% for the three months ended March 31, 2007. The decrease is due to the acquisition of Metro which utilizes an internal lab for the majority of its dental lab needs.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 11.3% for the three months ended March 31, 2008 from 10.9% for the three months ended March 31, 2007. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.5% for the three months ended March 31, 2008 from 11.3% for the three months ended March 31, 2007. The increase is due to our August 2007 affiliation with Barzman, Kasimov & Vieth where occupancy expense is higher as a percentage of net revenue than our overall business.

During the three months ended March 31, 2008, we expanded and/or relocated three dental facilities and completed two de novo facilities. We expect total office occupancy expenses to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 8.5% for the three months ended March 31, 2008 from 8.4% for the three months ended March 31, 2007. Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.2% for the three months ended March 31, 2008 from 8.7% for the three months ended March 31, 2007. The increase is due to the disposal of undepreciated assets associated with the relocation of a dental facility during the quarter, marketing and advertising, miscellaneous repairs and maintenance and professional fees.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expenses as a percentage of net revenue decreased to 4.5% for the three months ended March 31, 2008 from 5.2% for the three months ended March 31, 2007. General corporate expenses as a percentage of pro forma net revenue decreased to 5.2% for the three months ended March 31, 2008 from 6.4% for the three months ended March 31, 2007. The decrease was due to growth in net revenue as a result of affiliations and acquisitions completed in 2007 and same market net revenue growth.

We recognized $526,000 of stock-based compensation expense for the three months ended March 31, 2008 compared to $441,000 for the three months ended March 31, 2007. We estimate stock-based compensation expense for the full year 2008 will be approximately $2,000,000.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Depreciation

Depreciation expense, including depreciation of leasehold improvements, as a percentage of net revenue increased to 3.5% for the three months ended March 31, 2008 from 3.2% for the three months ended March 31, 2007. Pro forma depreciation expense, including depreciation of leasehold improvements, as a percentage of net revenue increased to 3.6% for the three months ended March 31, 2008 from 3.3% for the three months ended March 31, 2007. The increase is the result of acquisitions and affiliations completed during 2007, de novo facility development and underutilization of the six dental facilities not transferred to PDG.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2008. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2008 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.0% for the three months ended March 31, 2008 from 2.2% for the three months ended March 31, 2007. Amortization expense as a percentage of pro forma net revenue increased to 3.4% for the three months ended March 31, 2008 from 2.7% for the three months ended March 31, 2007. The increase was due to acquisitions and affiliations completed during 2007, most notably Metro.

Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

Litigation Settlement (Gain) Expense

We recognized a gain of $30,127,000 for the three months ended March 31, 2008 as compared to an expense of $526,000 for the three months ended March 31, 2007 (see “Financial Presentation of Litigation Settlement”).

Earnings from Operations

Earnings from operations increased to $37,880,000 for the three months ended March 31, 2008 from $7,223,000 for the three months ended March 31, 2007. Pro forma earnings from operations increased 10% to $5,454,000 for the three months ended March 31, 2008 from $4,958,000 for the three months ended March 31, 2007. As a percentage of pro forma net revenue, pro forma earnings from operations decreased to 7.8% for the three months ended March 31, 2008 from 9.4% for the three months ended March 31, 2007. The decrease is primarily due to increased salary and benefits expenses as a result of the loss of the 25 dental facilities transferred to PDG and Metro’s salaries and benefits are higher than our overall business.

Interest Expense

Net interest expense increased to $2,455,000 for the three months ended March 31, 2008 from $625,000 for the three months ended March 31, 2007. The increase is primarily due to greater borrowings as a result of acquisitions and affiliations completed during 2007 and also increased amortization of deferred financing costs as our new credit facilities mature in June 2009.

Minority Interest

For the three months ended March 31, 2008 and March 31, 2007, we recorded minority interest expense of $140,000 and $157,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. The decrease in 2008 is primarily due to a decrease in net earnings of Tooth Doctor.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Taxes

Our effective tax rate decreased to 39.0% for the three months ended March 31, 2008 as compared to 39.8% for the three months ended March 31, 2007. The decrease is due to the litigation settlement gain. We expect our effective tax rate to return to historical levels in 2009.

Net Earnings

As a result of the foregoing, net earnings increased to $21,525,000 for the three months ended March 31, 2008 from $3,879,000 for the three months ended March 31, 2007. Pro forma net earnings decreased to $1,744,000 for the three months ended March 31, 2008 from $2,515,000 for the three months ended March 31, 2007. As a percentage of pro forma net revenue, pro forma net income decreased to 2.5% for the three months ended March 31, 2008 from 4.8% for the three months ended March 31, 2007. This decrease is primarily due to increased salaries and benefits associated with Metro and increased amortization and interest expense associated with 2007 acquisitions and affiliations.

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

For the three months ended March 31, 2008 and 2007, cash provided by operating activities amounted to $971,000 and $3,483,000, respectively. For the three months ended March 31, 2008, cash provided by operations primarily resulted from net earnings after adjusting for non-cash items and changes in working capital. Non-cash items included a net non-cash gain representing the fair market value of the assets transferred to PDG in settlement of the litigation in excess of their book value, a deferred tax benefit associated with the litigation settlement and an increase in amortization expense. As compared to the same period in 2007, the decrease in cash flow from operations is due primarily to a decrease in net earnings (after adjusting for the non-cash impact of the litigation settlement) as a result of the termination of the service agreement with PDG, increased interest expense associated with higher borrowing, and, in addition, an increase in accounts receivable. Accounts receivable negatively impacted cash flow from operations by approximately $11,500,000 relative to prior year due to amounts due from PDG pursuant to the transition services agreement and an increase in amounts due from affiliated practices. While PDG has fully paid us for interim management services during the period, at quarter end PDG owed us $9,384,000 which represents: (i) $6,750,000 of the amounts due to us from PDG that was deemed in excess of the fair market value of interim management services provided and (ii) $2,634,000 in clinic expenses incurred by us on its behalf. Amounts due from the affiliated practices increased as a result of the following items: (i) the doctors and six dental facilities retained as part of the settlement of litigation with PDG did not enter into new payor contracts until late in the quarter which resulted in a delay in insurance reimbursements, (ii) a deposit in transit of approximately $1,000,000 at quarter end from one of our affiliated practices to us and (iii) a slow down in patient accounts receivable collection at one of our affiliated practices which is currently converting to our Improvis practice management system. For the three months ended March 31, 2007, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and income taxes payable, partially offset by an increase in accounts receivable and other current assets and a reduction in accrued compensation and benefits.

For the three months ended March 31, 2008 and 2007, cash used for investing activities amounted to $6,305,000 and $4,278,000, respectively. The increase in cash used for investing activities compared to the same period in 2007 is due to an increase in capital expenditures of approximately $1,700,000, primarily due to the carryover of payments related to 2007 capital expenditures and the completion of two de novo dental facilities and the relocation of one dental facility during the quarter. In addition, cash paid in connection with affiliations increased approximately $300,000 due to the size of the platform affiliation completed in the current quarter compared to 2007. We anticipate capital expenditures of approximately $10,000,000 for the full year 2008.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the three months ended March 31, 2008 and 2007, cash provided by financing activities amounted to $5,076,000 and $4,491,000, respectively. As compared to the same period in 2007, the increase is due to additional borrowings on our revolving credit facility as a result of the decrease in cash flow from operations, an increase in investing activities and a reduction in proceeds and tax benefits from the exercise of stock options relative to the first quarter of 2007.

We have a revolving credit facility, which was amended on February 29, 2008, in the amount of $75,000,000. The facility matures in June 2009 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings. At March 31, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.4% and the prime interest rate under the credit facility, including borrowing margin, was 7.0%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of March 31, 2008. The outstanding balance under this line as of March 31, 2008 was $45,800,000, and we had stand-by letters of credit amounting to $2,079,000 at March 31, 2008. The unused balance under this revolving credit facility as of March 31, 2008 was $29,200,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $18,095,000 was available for borrowing.

We have a term loan which was amended effective February 29, 2008 in the amount of $100,000,000. The loan matures in June 2009 and was used to fund our 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from the effective date of the amendment is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan, we are permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months will be at levels less than we have achieved during each of the past two years. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of accounts receivable, goodwill and other intangible assets, amounts for potential losses below retention levels on certain insurance coverages and stock-based compensation. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our carrying amount of receivables due from affiliated practices, that have entered into service agreements with us, requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. Except for the receivable due form PDG written off on February 29, 2008 as part of the litigation settlement, we have not recorded any other losses related to our receivables due from affiliated practices.

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

We have accounts receivable due from PDG of $9,384,000 as of March 31, 2008. Of this amount, $2,634,000 is for operating expenses incurred by us on PDG’s behalf and $6,750,000 is for interim management services to be provided by us pursuant to the transition services agreement and will be payable in future monthly installments. To date, PDG has met its monthly installment payment obligations under the transition services agreement, but there can be no assurance that PDG will meet its future obligations. We have not recorded any losses related to accounts receivable due from PDG pursuant to the transition services agreement.

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

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized over five years on an accelerated basis. Intangible assets assigned to tradenames as a result of the acquisition of Tooth Doctor are indefinite-lived and not amortized. The tradename intangible asset associated with acquisition of Metro is amortized on a straight-line basis over five years.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of March 31, 2008.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions for future stock option grants can materially affect the estimate of fair value of stock-based compensation.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Uncertain Tax Positions

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, we had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect our effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three months ended March 31, 2008.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of March 31, 2008, we have approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2003 to 2007 remain open to examination by taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are assessing the impact of SFAS 141(R) and SFAS 160 on our future consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are assessing the impact of SFAS 160 on our future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 2.25% to 2.50% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at March 31, 2008 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,258,000 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2008.

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

PDG Litigation

As previously disclosed, we entered into a definitive settlement agreement and related agreements, effective February 29, 2008, to resolve the outstanding litigation, filed in the Fourth Judicial District of Hennepin County, Minnesota, court file number 27-CV-06-2500, among us, our subsidiary PDHC, Ltd. (“PDHC”) and PDG, P.A. (“PDG”). Under the terms of the definitive settlement agreement and in settlement and dismissal of the litigation among us, we transferred to PDG the leases and operating assets associated with 25 of 31 Park Dental facilities and tradenames, including “Park Dental,” owned by us. As part of the settlement of litigation among us, we also entered into a transition services agreement with PDG effective February 29, 2008 in which we agreed to provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay us a transition service fee of $19,000,000 regardless of whether PDG utilizes the interim management services during the nine month period.

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10230-RGS, and “Monihan v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10410-RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the litigation with PDG, P.A. during the Class Period, which had the effect of artificially inflating the market price of our stock.

On or about March 31, 2008, Frederick Johnston and a new named plaintiff, the Operating Engineers Pension Fund, both moved for class consolidation of the four actions and for appointment as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. On or about May 2, 2008, the Court granted their motions to consolidate the actions, but it reserved ruling on the appointment of a lead plaintiff. The time within which the Company has to respond to the complaints has been extended until after the Court makes that designation. We intend to defend the matters vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.

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

AMERICAN DENTAL PARTNERS, INC.

May 12, 2008	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 12, 2008	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

May 12, 2008	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Definitive Settlement Agreement among American Dental Partners, Inc., PDHC, LTD., Northland Dental Partners, PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A., effective February 29, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2008).

10.2	Transition Services Agreement among PDG, P.A., Dentist Specialists of Minnesota, P.A., American Dental Partners, Inc., and PDHC, LTD., effective February 29, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2008).

10.3	Mutual Release of Claims by and among American Dental Partners, Inc., PDHC, Ltd., Northland Dental Partners, PLLC, fka James Ludke, D.D.S., PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A. effective February 29, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2008) .

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer