Form 10-Q
period 2008-06-30
AMERICAN DENTAL PARTNERS INC
filed 2008-08-08
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $0.01 par value, outstanding as of August 5, 2008 was 12,897,991.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,917	$6,376
Accounts receivable, net	34,216	23,621
Inventories	2,526	3,009
Prepaid expenses and other current assets	3,834	3,373
Prepaid/refundable income taxes	2,279	1,459
Deferred income taxes	842	17,420

Total current assets	50,614	55,258

Property and equipment, net	52,149	60,445

Other non-current assets:
Goodwill, net	76,072	70,602
Service Agreements and other intangible assets, net	177,364	179,969
Deferred income taxes	1,858	1,756
Other	946	476

Total other non-current assets	256,240	252,803

Total assets	$359,003	$368,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,828	$15,224
Accrued compensation and benefits	11,601	13,527
Accrued expenses	7,619	11,773
Accrued litigation expense	—	30,968
Deferred income taxes	—	3,475
Current maturities of debt	192	188

Total current liabilities	34,240	75,155
Non-current liabilities:
Long-term debt	145,233	140,986
Deferred income taxes	35,292	35,064
Other liabilities	1,685	1,504

Total non-current liabilities	182,210	177,554

Total liabilities	216,450	252,709

Minority interest	693	894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,450,413 and 13,397,120 shares issued; 12,867,913 and 12,814,620 shares outstanding at June 30, 2008 and December 31, 2007, respectively	135	134
Additional paid-in capital	69,781	68,332
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(762)	(771)
Retained earnings	76,580	51,082

Total stockholders’ equity	141,860	114,903

Total liabilities and stockholders’ equity	$359,003	$368,506

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$74,639	$66,552	$154,450	$132,010
Operating expenses:
Salaries and benefits	31,355	27,194	66,856	55,165
Lab fees and dental supplies	11,143	10,506	23,124	20,680
Office occupancy	8,480	7,273	17,493	14,409
Other operating expense	6,708	5,559	13,480	11,060
General corporate expense	3,465	3,322	7,095	6,703
Depreciation	2,684	2,206	5,458	4,310
Amortization of intangible assets	2,409	1,483	4,796	2,925
Litigation settlement (gain) expense	(687)	822	(30,814)	1,348

Total operating expenses	65,557	58,365	107,488	116,600

Earnings from operations	9,082	8,187	46,962	15,410
Interest expense	2,419	578	4,874	1,203
Minority interest	151	90	291	247

Earnings before income taxes	6,512	7,519	41,797	13,960
Income taxes	2,539	2,991	16,299	5,553

Net earnings	$3,973	$4,528	$25,498	$8,407

Net earnings per common share:
Basic	$0.31	$0.36	$1.98	$0.67

Diluted	$0.30	$0.34	$1.95	$0.64

Weighted average common shares outstanding:
Basic	12,862	12,669	12,850	12,563

Diluted	13,117	13,302	13,106	13,203

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$25,498	$8,407
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,458	4,310
Stock-based compensation	1,005	945
Minority interest	292	247
Amortization of intangible assets	4,797	2,925
Other amortization	161	55
Deferred income tax benefit	12,798	319
Loss (gain) on disposal of property and equipment	192	(27)
Accrued litigation expense	(30,968)	—
Assets transferred to PDG as part of settlement of litigation	9,399	—
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	(11,823)	(3,871)
Other current assets	(525)	(503)
Accounts payable and accrued expenses	1,422	1,132
Accrued compensation and benefits	(1,931)	(377)
Income taxes payable/refundable, net	(820)	31
Other, net	(324)	(213)

Net cash provided by operating activities	14,631	13,380

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(2,149)	(15,068)
Capital expenditures, net	(6,786)	(5,699)
Payment of affiliation costs	(132)	(106)
Contingent and deferred payments	(9,227)	(1,680)

Net cash used for investing activities	(18,294)	(22,553)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Borrowings under revolving line of credit, net of repayments	4,350	8,850
Repayments of debt	(99)	(81)
Contributions from (Distributions to) minority interest holders	(492)	451
Proceeds from shares issued under employee stock purchase plan	248	264
Proceeds from shares issued for exercise of stock options	186	1,918
Tax benefit on exercise of stock options	7	2,075
Tax benefit on disqualified dispositions	3	3

Net cash provided by financing activities	4,204	13,480

Increase in cash and cash equivalents	541	4,307
Cash and cash equivalents at beginning of period	6,376	1,386

Cash and cash equivalents at end of period	$6,917	$5,693

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,938	$1,105

Cash paid during the period for income taxes, net	$4,401	$3,119

Outstanding checks in excess of deposits in transit	$2,986	$2,168

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$680	$162

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

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary which is owned 85% by the Company and its ADP of Minnesota subsidiary which is owned 90% by the Company. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices, which are affiliated with the Company by means of a long-term service agreement, with its own financial statements.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2007 consolidated financial statements to conform to current period presentation. Amounts due to the affiliated practices, where applicable, have been reclassified to accounts payable from accounts receivable, net. As a result, the consolidated statement of cash flows for the period ended June 30, 2007 reflects a reclassification of $919,000 in operating cash flows from accounts receivable, net to accounts payable and accrued expenses.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Affiliations

A contingent payment of approximately $9,685,000 in relation to the Metropolitan Dental Holdings, Inc. acquisition was recorded as of June 30, 2008 of which $9,084,000 was paid during the quarter. A total of $4,575,000 had been accrued as of December 31, 2007 with the remaining $5,110,000 recorded during the second quarter of 2008.

(5) Intangible Assets

Intangible assets consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2008
Service agreements	$220,730	$(47,206)	$173,524
Trade names	4,035	(424)	3,611
Customer relationships	605	(376)	229

Total intangible assets	$225,370	$(48,006)	$177,364

December 31, 2007
Service agreements	$218,527	$(42,742)	$175,785
Trade names	4,035	(148)	3,887
Customer relationships	605	(308)	297

Total intangible assets	$223,167	$(43,198)	$179,969

Intangible amortization expense for the three and six months ended June 30, 2008 was $2,409,000 and $4,796,000, respectively. Intangible amortization expense for the three and six months ended June 30, 2007 was $1,483,000 and $2,925,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,355,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately eight years. The amortization period of the Metro Dentalcare tradename is five years. The weighted average remaining life of all intangible assets is approximately 19 years.

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At June 30, 2008, options for 1,368,917 shares were vested and 590,116 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 448,338 shares have been purchased under the ESPP and 101,662 shares are available for purchase as of June 30, 2008. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment.” The Company recognized stock-based compensation expense of approximately $479,000 and $504,000 during the three months ended June 30, 2008 and 2007, respectively. The Company recognized stock-based compensation expense of approximately $1,005,000 and $945,000 during the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $157,768 and $176,902 during the three months ended June 30, 2008 and 2007, respectively, and no amounts were

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

capitalized. The Company recorded a deferred tax benefit associated with stock-based compensation of $330,073 and $331,913 during the six months ended June 30, 2008 and 2007, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2008, was approximately $4,000,000 and the weighted average period of time over which this cost will be recognized is 3.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	3.03%	3.32%	4.67%	5.09%
Expected life	6.0 years	0.5 years	6.19 years	0.5 years
Expected volatility	85.72%	144.00%	41.18%	42.91%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value of options	$7.02	$3.96	$10.17	$5.24

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

The following table summarizes the stock option transactions during the first six months of 2008:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,828	$11.05	—	—
Granted	89	9.58	—	—
Exercised	(24)	7.75	—	—
Forfeited or expired	(73)	16.09	—	—

Outstanding at June 30, 2008	1,820	$10.82	6.07	$5,763

Vested and unvested expected to vest as of June 30, 2008	1,781	$10.69	6.02	$5,749

Exercisable at June 30, 2008	1,369	$8.81	5.31	$5,568

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of 2008 and 2007 are provided in the following table (in thousands):

	2008	2007
Proceeds from stock options exercised	$186	$1,918
Tax benefit related to stock options exercised	$7	$2,075
Intrinsic value of stock options exercised	$81	$5,829

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices, receivables due from PDG and other receivables, net of any allowances for doubtful accounts. Amounts due from affiliated practices represent amounts due pursuant to the terms of the service agreements with the affiliated practices. As of January 1, 2008 PDG is no longer affiliated with the Company. On February 29, 2008, the Company and PDG entered into a transition services agreement pursuant to which the Company will provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay the Company $19,000,000 in twelve equal installments commencing January 1, 2008 regardless of whether PDG utilizes the Company’s management services during the nine month period. A total of $9,000,000 of the $19,000,000 to be paid by PDG was deemed to be in excess of the fair market value of the management services to be provided and was recognized as a contra-liability to the accrued litigation expense at December 31, 2007. Receivables due from PDG represent amounts due under the transition services agreement, including $4,500,000 associated with the contra-liability established at December 31, 2007 which is not yet payable by PDG. Other receivables, net of any allowances for doubtful accounts, are associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental labs and dental benefits third party administrator (“TPA”).

The following table lists receivables due from affiliated practices and other receivables as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Receivables due from affiliated practices	$23,982	$20,151
Receivables due from PDG	7,164	—
Other receivables, net	3,070	3,470

Accounts receivable, net	$34,216	$23,621

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of Tooth Doctor, fees earned by the Company’s TPA and dental laboratory and revenue earned under the transition services agreement with PDG. The transition services agreement was entered into on February 29, 2008 by the Company and PDG, the dental practice that ceased to be affiliated with the Company as of December 31, 2007, to provide interim management services to PDG for a period of up to nine months effective January 1, 2008. Net revenue consisted of the following for the three and six months ended June 30, 2008 and 2007 (in thousands):

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reimbursement of expenses:
Salaries and benefits	$22,122	$20,088	$44,794	$40,320
Lab and dental supplies	11,693	10,544	23,232	20,780
Office occupancy expense	7,318	6,516	14,560	12,933
Other operating expense	5,025	4,191	9,635	8,332
Depreciation expense	2,201	1,819	4,300	3,560

Total reimbursement of expenses	48,359	43,158	96,521	85,925
Business service fees	14,673	16,401	29,450	32,114

Revenue earned under service agreements	63,032	59,559	125,971	118,039
Patient revenue, professional services and dental laboratory fees	7,000	6,993	14,116	13,971
Revenue earned under transition service agreement with PDG	4,607	—	14,363	—

Net revenue	$74,639	$66,552	$154,450	$132,010

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare (“Metro”), represented approximately 20% of consolidated net revenue for the three and six months ended June 30, 2008. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% of consolidated net revenue for the three months ended June 30, 2008 and 2007, respectively, and represented approximately 11% and 12% of the Company’s consolidated net revenue for the six months ended June 30, 2008 and 2007, respectively. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

(8) Debt

The Company has a revolving credit facility in the amount of $75,000,000. The facility matures in July 2009 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings. At June 30, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.2% and the prime interest rate under the credit facility, including borrowing margin, was 7.0%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of June 30, 2008. The outstanding balance under this line as of June 30, 2008 was $44,800,000, and the Company had stand-by letters of credit amounting to $2,079,000 at June 30, 2008. The unused balance under this revolving credit facility as of June 30, 2008 was $30,200,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $13,012,000 was available for borrowing.

The Company has a term loan which was amended effective February 29, 2008 in the amount of $100,000,000. The loan matures in July 2009 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from the effective date of the amendment is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

The revolving and term loan credit facilities were amended on June 11, 2008 to extend the maturity from June 30, 2009 to July 20, 2009. If the Company had not amended the facilities prior to June 30, 2008 to extend the maturity date beyond June 30, 2009, it would have been required to classify these borrowings as a current versus a long term liability. No other provisions of the loan agreements were amended on June 11, 2008.

Pursuant to amendments to both the revolving credit facility and term loan on February 29, 2008 the Company is permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

(9) Accrued Litigation Expense

On February 29, 2008, the Company transferred the leases and operating assets of 25 of the 31 Park Dental facilities and tradename to PDG. The fair value of the assets transferred was $39,968,000 which settled the liability accrued as of December 31, 2007. The excess of the fair value of the assets over their book value, which was $9,205,000, was recorded as a litigation settlement gain in the first quarter 2008.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,973	$4,528	$25,498	$8,407

Weighted average common shares outstanding	12,862	12,669	12,850	12,563

Net earnings per share	$0.31	$0.36	$1.98	$0.67

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,973	$4,528	$25,498	$8,407

Weighted average common shares outstanding	12,862	12,669	12,850	12,563
Add: Dilutive effect of options (1)	255	633	256	640

Weighted average common shares as adjusted	13,117	13,302	13,106	13,203

Net earnings per share	$0.30	$0.34	$1.95	$0.64

(1)	811,786 and 233,991 options were excluded for the three months ended June 30, 2008 and 2007, respectively, due to their antidilutive effect. 805,165 and 182,703 options were excluded for the six months ended June 30, 2008 and 2007, respectively, due to their antidilutive effect.

(11) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of June 30, 2008, 17 affiliated practices comprising 121 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to approximately $2,094,000, which includes approximately $192,000 in capitalized interest, in connection with this project as of June 30, 2008, of which $898,000 relates to the first development phase. The

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $247,000 of amortization expense as of June 30, 2008. The capitalized development costs for the first phase is being amortized over 10 years.

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

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended June 30, 2008. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(761,878)	$—	$(761,878)
Cash equivalents	4,345,709	—	—	4,345,709

Total	$4,345,709	$(761,878)	$—	$3,583,831

(13) Income Taxes

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, the Company had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three and six months ended June 30, 2008.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of June 30, 2008, the Company has approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

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

(14) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its long term debt borrowings as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. The Company expects the arrangement to be highly effective in offsetting its variable interest rate exposure. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of June 30, 2008 of approximately $762,000, is included in other non-current liabilities, with an offset to other comprehensive income on the Company’s consolidated balance sheet.

(15) Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and, cash flow. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 161 on its future consolidated financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, our risks associated with overall or regional economic conditions, our affiliated practices contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the cost of and access to capital, fluctuations in labor markets, our expansion strategy, management of rapid growth, dependence upon affiliated practices, dependence upon service agreements, settlements or judgments of pending litigation and government regulation of the dental industry. Additional risks, uncertainties and other factors are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

American Dental Partners is a leading provider of dental facilities, support staff, and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2008, we were affiliated with 27 dental group practices, comprising 554 full-time equivalent dentists practicing in 242 dental facilities in 18 states.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10230-RGS, and “Monihan v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10410-RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the litigation with PDG during the Class Period, which had the effect of artificially inflating the market price of our stock.

On or about May 29, 2008, the Court appointed a new named plaintiff, the Operating Engineers Construction Industry and Miscellaneous Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A. (“Grant & Eisenhofer”), as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. We have been informed that the Operating Engineers Construction Industry and Miscellaneous Pension Fund intends to file with the Court a consolidated amended complaint. Our response is due within sixty days thereafter. We intend to defend the matters vigorously.

Derivative Litigation

On or about June 2, 2008, we were named as a nominal defendant and certain of our former and present directors and present executive officers (collectively, the “Musselman Individual Defendants”) were named as defendants in a derivative action brought in the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of us entitled “Musselman v. Serrao et al.,” civil action number 08-2444-BLS. The complaint was amended on July 31, 2008. Plaintiffs Teresa and Stephen Musselman filed the action without first making a demand on our Board of Directors to address the allegations. The amended complaint involves factual allegations relating to our prior litigation with PDG and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the Musselman Individual Defendants and claims for unjust enrichment and insider selling against some of the Individual Defendants. The current deadline for our response is August 11, 2008.

On or about July 1, 2008, we were named as a nominal defendant and certain of our present directors and executive officers (collectively, the “Dyer Individual Defendants”) were named as defendants in a derivative action brought in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of us entitled “Dyer v. Serrao et al.,” civil action number 08-2417. Plaintiff Dyer filed the action without first making a demand on our Board of Directors to address the allegations. The complaint involves factual allegations relating to our prior litigation with PDG and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants.

On July 31, 2008, plaintiffs in the Dyer and the Musselman actions, we and the Individual Defendants filed a Joint Motion For Transfer and Consolidation, requesting that the court transfer and consolidate the Dyer and Musselman actions in the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts.

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

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), fees earned by our TPA, fees earned by our dental laboratory and revenue earned under the transition services agreement with PDG.

The following table provides the components of our net revenue for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008 (1)	2007
Reimbursement of expenses	$48,359	$43,158	$96,521	$85,925
Business service fees	14,673	16,401	29,450	32,114

Revenue earned under service agreements	63,032	59,559	125,971	118,039
Other revenue	7,000	6,993	14,116	13,971
Revenue earned under transition service agreement with PDG	4,607	—	14,363	—

Net revenue	$74,639	$66,552	$154,450	$132,010

(1)	2008 revenue reflects approximately $144 in revenue earned under service agreements where business service fees are based upon a percentage of patient revenue or collections on patient revenue.

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the six months ended June 30:

	Six Months Ended June 30,
	2008	2007
Fee-for-service	20%	27%
PPO and dental referral plans	69%	58%
Capitated managed care plans	11%	15%

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

The following table sets forth for the three and six months ended June 30, 2008 and 2007, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$81,249	$76,278	6.5%	$164,341	$151,920	8.2%
Platform dental group practices that affiliated with us during periods of comparison	24,703	23,849	3.6%	48,985	46,745	4.8%

Total patient revenue	105,952	100,127	5.8%	213,326	198,665	7.4%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,043	5,752	5.1%	12,165	11,555	5.3%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	99,909	94,375	5.9%	201,161	187,110	7.5%
Amounts due to us under service agreements	63,032	59,559	5.8%	125,827	118,039	6.6%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$36,877	$34,816	5.9%	$75,334	$69,071	9.1%

Same market patient revenue growth was 6.5% for the three months ended June 30, 2008. Same market patient revenue growth for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 excludes platform affiliations that occurred on or after January 1, 2007 and April 1, 2007, respectively, as well as the patient revenue of the 31 dental facilities comprising Park Dental for the three and six months ended June 30, 2007 and the six dental facilities we retained for the three and six months ended June 30, 2008. For the current quarter, same market patient revenue growth was comprised of a 9.6% increase in provider hours, a 2.7% decrease in provider productivity and a 0.2% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth was 8.2% for the six months ended June 30, 2008. Same market patient revenue growth for the six months ended June 30, 2008 was comprised of a 9.8% increase in provider hours, a 1.2% decrease in provider productivity and a 0.8% improvement in reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 5.9% to $36,877,000 for the three months ended June 30, 2008 from $34,816,000 for the three months ended June 30, 2007. As a percentage of their patient revenue, amounts retained by affiliated practices remained at 36.9% for both the three months ended June 30, 2008 and the three months ended June 30, 2007. Amounts retained by affiliated practices we do not own increased 9.1% to $75,334,000 for the six months ended June 30, 2008 from $69,071,000 for the six months ended June 30, 2007. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.5% for the six months ended June 30, 2008, compared to 36.9% for the six months ended June 30, 2007. This increase is due primarily to the termination of the service agreement with PDG effective December 31, 2007 as amounts retained by PDG were lower than the blended average of our affiliated practices because PDG did not employ dental hygienists and dental assistants. Also contributing to the increase was our affiliation with Barzman, Kasimov & Vieth in August 2007 as dental hygienists and dental assistants must be employed by the affiliated practice pursuant to New York state law. The increase was partially offset by a decrease in profitability of the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following tables set forth our net revenue and results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$74,639	100.0%	$66,552	100.0%	12.2%
Salaries and benefits	31,355	42.0%	27,194	40.9%	15.3%
Lab fees and dental supplies	11,143	14.9%	10,506	15.8%	6.1%
Office occupancy	8,480	11.4%	7,273	10.9%	16.6%
Other operating expenses	6,708	9.0%	5,559	8.4%	20.7%
General corporate expenses	3,465	4.6%	3,322	5.0%	4.3%
Depreciation expense	2,684	3.6%	2,206	3.3%	21.7%
Amortization of intangible assets	2,409	3.2%	1,483	2.2%	62.4%
Litigation settlement (gain) expense	(687)	-0.9%	822	1.2%	-183.6%

Total operating expenses	65,557	87.8%	58,365	87.7%	12.3%

Earnings from operations	9,082	12.2%	8,187	12.3%	10.9%
Interest expense	2,419	3.2%	578	0.9%	318.5%
Minority interest	151	0.2%	90	0.1%	67.8%

Earnings before income taxes	6,512	8.7%	7,519	11.3%	-13.4%
Income taxes	2,539	3.4%	2,991	4.5%	-15.1%

Net earnings	$3,973	5.3%	$4,528	6.8%	-12.3%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$154,450	100.0%	$132,010	100.0%	17.0%
Salaries and benefits	66,856	43.3%	55,165	41.8%	21.2%
Lab fees and dental supplies	23,124	15.0%	20,680	15.7%	11.8%
Office occupancy	17,493	11.3%	14,409	10.9%	21.4%
Other operating expenses	13,480	8.7%	11,060	8.4%	21.9%
General corporate expenses	7,095	4.6%	6,703	5.1%	5.8%
Depreciation expense	5,458	3.5%	4,310	3.3%	26.6%
Amortization of intangible assets	4,796	3.1%	2,925	2.2%	64.0%
Litigation settlement (gain) expense	(30,814)	-20.0%	1,348	1.0%	-2385.9%

Total operating expenses	107,488	69.6%	116,600	88.3%	-7.8%

Earnings from operations	46,962	30.4%	15,410	11.7%	204.8%
Interest expense	4,874	3.2%	1,203	0.9%	305.2%
Minority interest	291	0.2%	247	0.2%	17.8%

Earnings before income taxes	41,797	27.1%	13,960	10.6%	199.4%
Income taxes	16,299	10.6%	5,553	4.2%	193.5%

Net earnings	$25,498	16.5%	$8,407	6.4%	203.3%

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of a settlement agreement entered into on December 26, 2007 among American Dental Partners, Inc., PDHC, one of our Minnesota subsidiaries, PDG, Dental Specialists of Minnesota, P.A. and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated tradenames to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition services agreement with PDG to provide interim management services through September 30, 2008 (See “Legal Proceedings”).

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

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended June 30, 2008 (in thousands):

	Actual	Pro Forma Adjustments		Pro Forma
		Settlement Assets	Management Services
Net revenue	$74,639	$1,274	$3,333	$70,032
Operating expenses
Salaries and benefits	31,355	962	355	30,038
Lab fees and dental supplies	11,143	135	—	11,008
Office occupancy expenses	8,480	229	60	8,191
Other operating expenses	6,708	(117)	108	6,718
General corporate expenses	3,465	—	—	3,465
Litigation expenses	(687)	(687)	—	—

EBITDA	14,175	752	2,811	10,612
Depreciation	2,684	65	14	2,605
Amortization	2,409	—	—	2,409

Earnings from operations	9,082	687	2,797	5,598
Interest expense, net	2,419	—	—	2,419
Minority interest	151	—	—	151

Earnings before income taxes	6,512	687	2,797	3,028
Income taxes	2,539			1,181

Net earnings	$3,973			$1,847

Pro forma adjustments for settlement assets include the following items: (i) revenue due to us from PDG for the operating expenses associated with the PDG doctors who practiced temporarily in the six dental facilities retained by us, (ii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iii) professional fees and other expenses associated with the litigation of $315,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended June 30, 2007 (in thousands):

	Actual	Pro Forma Adjustments		Pro Forma
		Settlement Assets	Management Services
Net revenue	$66,552	$9,118	$3,445	$53,989
Operating expenses
Salaries and benefits	27,194	5,060	503	21,631
Lab fees and dental supplies	10,506	1,768	—	8,738
Office occupancy expenses	7,273	1,143	50	6,080
Other operating expenses	5,559	801	122	4,635
General corporate expenses	3,322	—	—	3,322
Litigation expenses	822	822	—	—

EBITDA	11,876	(476)	2,770	9,582
Depreciation	2,206	346	14	1,848
Amortization	1,483	—	—	1,483

Earnings from operations	8,187	(822)	2,756	6,251
Interest expense, net	578	—	—	578
Minority interest	90	—	—	90

Earnings before income taxes	7,519	(822)	2,756	5,583
Income taxes	2,991			2,222

Net earnings	$4,528			$3,361

For comparability purposes with the three months ended June 30, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement and (ii) professional fees related to the litigation of $822,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $3,445,000 and (ii) estimated expenses to provide such services and salaries and benefits expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the six months ended June 30, 2008 (in thousands):

	Actual	Pro Forma Adjustments		Pro Forma
		Settlement Assets	Management Services
Net revenue	$154,450	$7,697	$6,667	$140,086
Operating expenses
Salaries and benefits	66,856	4,717	1,207	60,932
Lab fees and dental supplies	23,124	1,436	—	21,688
Office occupancy expenses	17,493	1,092	120	16,281
Other operating expenses	13,480	135	215	13,130
General corporate expenses	7,095	—	—	7,095
Litigation expenses	(30,814)	(30,814)	—	—

EBITDA	57,216	31,131	5,125	20,960
Depreciation	5,458	317	28	5,113
Amortization	4,796	—	—	4,796

Earnings from operations	46,962	30,814	5,097	11,051
Interest expense, net	4,874	—	—	4,874
Minority interest	291	—	—	291

Earnings before income taxes	41,797	30,814	5,097	5,886
Income taxes	16,299			2,296

Net earnings	$25,498			$3,590

Pro forma adjustments for settlement assets include the following items: (i) revenue due us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who practiced temporarily in the six dental facilities retained by us, (ii) a non-cash gain of $30,763,000, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which represents the fair market value of the assets transferred to PDG of $39,968,000 in settlement of the litigation less the book value of the net assets transferred of $9,200,000, (iii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iii) professional fees and other expenses associated with the litigation of $951,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the six months ended June 30, 2007 (in thousands):

		Pro Forma Adjustments		Pro Forma
	Actual	Settlement Assets	Management Services
Net revenue	$132,010	$18,338	$6,831	$106,841
Operating expenses
Salaries and benefits	55,165	10,215	1,008	43,942
Lab fees and dental supplies	20,680	3,573	—	17,107
Office occupancy expenses	14,409	2,277	98	12,034
Other operating expenses	11,060	1,583	232	9,245
General corporate expenses	6,703	—	—	6,703
Litigation expenses	1,348	1,348	—	—

EBITDA	22,645	(658)	5,493	17,810
Depreciation	4,310	690	31	3,589
Amortization	2,925	—	—	2,925

Earnings from operations	15,410	(1,348)	5,462	11,296
Interest expense, net	1,203	—	—	1,203
Minority interest	247	—	—	247

Earnings before income taxes	13,960	(1,348)	5,462	9,846
Income taxes	5,553			3,917

Net earnings	$8,407			$5,929

For comparability purposes with the six months ended June 30, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement of $18,338,000 and (ii) professional fees related to the litigation of $1,348,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $6,831,000 and (ii) estimated expenses to provide such services and salaries and benefits expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the percentage change between the pro forma results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		% Change
	Amounts	% of Net Revenue	Amounts	% of Net Revenue
Net revenue	$70,032	100.0%	$53,989	100.0%	29.7%
Operating expenses
Salaries and benefits	30,038	42.9%	21,631	40.1%	38.9%
Lab fees and dental supplies	11,008	15.7%	8,738	16.2%	26.0%
Office occupancy expenses	8,191	11.7%	6,080	11.3%	34.7%
Other operating expenses	6,718	9.6%	4,635	8.6%	44.9%
General corporate expenses	3,465	4.9%	3,322	6.2%	(5.0)%
Litigation expenses	—	0.0%	—	0.0%	0.0%

EBITDA	10,612	15.2%	9,582	17.7%	10.7%
Depreciation	2,605	3.7%	1,848	3.4%	41.0%
Amortization	2,409	3.4%	1,483	2.7%	62.4%

Earnings from operations	5,598	8.0%	6,251	11.6%	(10.4)%
Interest expense, net	2,419	3.5%	578	1.1%	318.6%
Minority interest	151	0.2%	90	0.2%	68.3%

Earnings before income taxes	3,028	4.3%	5,583	10.3%	(45.8)%
Income taxes	1,181	1.7%	2,222	4.1%	(46.9)%

Net earnings	$1,847	2.6%	$3,361	6.2%	(45.0)%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		% Change
	Amounts	% of Net Revenue	Amounts	% of Net Revenue
Net revenue	$140,086	100.0%	$106,841	100.0%	31.1%
Operating expenses
Salaries and benefits	60,932	43.5%	43,942	41.1%	38.7%
Lab fees and dental supplies	21,688	15.5%	17,107	16.0%	26.8%
Office occupancy expenses	16,281	11.6%	12,034	11.3%	35.3%
Other operating expenses	13,130	9.4%	9,245	8.7%	42.0%
General corporate expenses	7,095	5.1%	6,703	6.3%	5.8%
Litigation expenses	—	0.0%	—	0.0%	0.0%

EBITDA	20,960	15.0%	17,810	16.7%	17.7%
Depreciation	5,113	3.6%	3,589	3.4%	42.5%
Amortization	4,796	3.4%	2,925	2.7%	64.0%

Earnings from operations	11,051	7.9%	11,296	10.6%	(2.2)%
Interest expense, net	4,874	3.5%	1,203	1.1%	305.2%
Minority interest	291	0.2%	247	0.2%	17.8%

Earnings before income taxes	5,886	4.2%	9,846	9.2%	(40.2)%
Income taxes	2,296	1.6%	3,917	3.7%	(41.4)%

Net earnings	$3,590	2.6%	$5,929	5.5%	(39.5)%

The pro forma financial tables above excludes the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from both periods of comparison, the PDG doctors who practiced temporarily in the dental facilities retained by us and temporary and non-recurring items related to the litigation settlement. Management believes that such pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 12.2% to $74,639,000 for the three months ended June 30, 2008 from $66,552,000 for the three months ended June 30, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 6% of our consolidated net revenue for the three months ended June 30, 2008 and net revenue from our service agreement with PDG which terminated effective December 31, 2007 represented 19% of our consolidated net revenue for the three months ended June 30, 2007. Net revenue increased 17% to $154,450,000 for the six months ended June 30, 2008 from $132,010,000 for the six months ended June 30, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 9% of our consolidated net revenue for the six months ended June 30, 2008 and net revenue from our service agreement with PDG represented 19% of our consolidated net revenue for the six months ended June 30, 2007.

Pro forma net revenue increased 29.7% to $70,032,000 for the three months ended June 30, 2008 from $53,989,000 for the three months ended June 30, 2007. The increase was attributable to net revenue earned from platform and in-market acquisitions and affiliations completed in 2007 and, to a lesser extent, same market net revenue growth from our affiliated practices of 6.5% for the three months ended June 30, 2008. Pro forma net revenue increased 31% to $140,086,000 for the six months ended June 30, 2008 from $106,841,000 for the six months ended June 30, 2007. The increase was attributable to net revenue earned from platform and in-market acquisitions and affiliations completed in 2007 and, to a lesser extent, same market net revenue growth from our affiliated practices of 8.2% for the six months ended June 30, 2008.

On September 25, 2007, we acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. (“Metro”). In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with an affiliated professional limited liability company, Metro Dentalcare, P.L.C. Net revenue earned from our service agreement with Metro Dentalcare, P.L.C. represented 20% of our pro forma consolidated net revenue for the three and six months ended June 30, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 12% of our pro forma consolidated net revenue for the three months ended June 30, 2008 and 11% for the six months ended June 30, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 12% of our pro forma consolidated net revenue for the three and six months ended June 30, 2007. The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreement could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue increased to 42.0% for the three months ended June 30, 2008 from 40.9% for the three months ended June 30, 2007. Salaries and benefits expense as a percentage of net revenue increased to 43.3% for the six months ended June 30, 2008 from 41.8% for the six months ended June 30, 2007. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 42.9% for the three months ended June 30, 2008 from 40.1% for the three months ended June 30, 2007. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 43.5% the six months ended June 30, 2008 from 41.1% for the six months ended June 30, 2007. The increase for both the three and six month periods is primarily due to the acquisition of Metro and the six dental facilities that we did not transfer to PDG as part of the litigation settlement. Metro’s salaries and benefits are higher than our overall business model as a result of (i) dental lab personnel and (ii) clinical and administrative personnel.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.9% of net revenue for the three months ended June 30, 2008 from 15.8% for the three months ended June 30, 2007. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.0% of net revenue for the six months ended June 30, 2008 from 15.7% for the six months ended June 30, 2007. Pro forma lab fees and dental supplies expense as a percentage of net revenue decreased to 15.7% of pro forma net revenue for the three months ended June 30, 2008 from 16.2% for the three months ended June 30, 2007. Pro forma lab fees and dental supplies expense as a percentage of net revenue decreased to 15.5% of pro forma net revenue for the three months ended June 30, 2008 from 16.0% for the six months ended June 30, 2007. The decrease for both the three and six month period is primarily due to the acquisition of Metro which utilizes an internal lab for the majority of its dental lab needs.

Office Occupancy Expenses

Office occupancy expenses include rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 11.4% for the three months ended June 30, 2008 from 10.9% for the three months ended June 30, 2007. Office occupancy expense as a percentage of net revenue increased to 11.3% for the six months ended June 30, 2008 from 10.9% for the six months ended June 30, 2007. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.7% for the three months ended June 30, 2008 from 11.3% for the three months ended June 30, 2007. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.6% for the six months ended June 30, 2008 from 11.3% for the six months ended June 30, 2007. The increase for both the three and six month periods is primarily due to our 2007 affiliation with Barzman, Kasimov & Vieth where occupancy expense is higher as a percentage of net revenue than our overall business.

During the three months ended June 30, 2008, we expanded and/or relocated three dental facilities. During the six months ended June 30, 2008, we expanded and/or relocated six dental facilities and completed two de novo facilities. We expect total office occupancy expenses to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 9.0% for the three months ended June 30, 2008 from 8.4% for the three months ended June 30, 2007. Other operating expenses as a percentage of net revenue increased to 8.7% for the six months ended June 30, 2008 from 8.4% for the six months ended June 30, 2007. Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.6% for the three months ended June 30, 2008 from 8.6% for the three months ended June 30, 2007. This increase is due to new affiliations that occurred in 2007, increased marketing and advertising at several of our affiliated dental groups and the disposal of undepreciated assets associated with the relocation of a dental facility during the quarter. Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.4% for the six months ended June 30, 2008 from 8.7% for the six months ended June 30, 2007. The increase is due to increased marketing and advertising at several of our affiliated dental groups, the disposal of undepreciated assets previously mentioned, miscellaneous repairs and maintenance and professional fees.

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

General corporate expenses as a percentage of net revenue decreased to 4.6% for the three months ended June 30, 2008 from 5.0% for the three months ended June 30, 2007. General corporate expenses as a percentage of net revenue decreased to 4.6% for the six months ended June 30, 2008 from 5.1% for the six months ended June 30, 2007. General corporate expenses as a percentage of pro forma net revenue decreased to 4.9% for the three months ended June 30, 2008 from 6.2% for the three months ended June 30, 2007. General corporate expenses as a percentage of pro forma net revenue decreased to 5.1% for the six months ended June 30, 2008 from 6.3% for the six months ended June 30, 2007. The decrease for both the three and six month periods was due to growth in net revenue as a result of affiliations and acquisitions completed in 2007 and same market net revenue growth.

We recognized approximately $479,000 of stock-based compensation expense for the three months ended June 30, 2008 compared to $504,000 for the three months ended June 30, 2007. We recognized $1,005,000 of stock-based compensation expense for the six months ended June 30, 2008 compared to $945,000 for the six months ended June 30, 2007. We estimate stock-based compensation expense for the full year 2008 will be approximately $2,000,000.

Depreciation

Depreciation expense, including depreciation of leasehold improvements, as a percentage of net revenue increased to 3.6% for the three months ended June 30, 2008 from 3.3% for the three months ended June 30, 2007. Depreciation expense, as a percentage of net revenue increased to 3.5% for the six months ended June 30, 2008 from 3.3% for the six months ended June 30, 2007. Pro forma depreciation expense, including depreciation of leasehold improvements, as a percentage of pro forma net revenue increased to 3.7% for the three months ended June 30, 2008 from 3.4% for the three months ended June 30, 2007. Pro forma depreciation expense as a percentage of pro forma net revenue increased to 3.6% for the six months ended June 30, 2008 from 3.4% for the six months ended June 30, 2007. The increase for both the three and six month periods was the result of acquisitions and affiliations completed during 2007 and de novo facility development.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2008. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2008 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.2% for the three months ended June 30, 2008 from 2.2% for the three months ended June 30, 2007. Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.1% for the six months ended June 30, 2008 from 2.2% for the six months ended June 30, 2007. Amortization expense as a percentage of pro forma net revenue increased to 3.4% for the three months ended June 30, 2008 from 2.7% for the three months ended June 30, 2007. Amortization expense as a percentage of pro forma net revenue increased to 3.4% for the six months ended June 30, 2008 from 2.7% for the six months ended June 30, 2007. The increase for both the three and six month periods was due to affiliations completed during 2007, most notably the affiliation with Metro.

Amortization of assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Litigation Settlement (Gain) Expense

Litigation gain for the three months ended June 30, 2008 was $687,000 as compared to an expense of $822,000 for the three months ended June 30, 2007. Litigation gain was $30,814,000 for the six months ended June 30, 2008 as compared to an expense of $1,348,000 for the six months ended June 30, 2007. See “Financial Presentation of Litigation Settlement” for further explanation of these amounts.

Earnings from Operations

Earnings from operations increased to $9,082,000 for the three months ended June 30, 2008 from $8,187,000 for the three months ended June 30, 2007. Earnings from operations increased to $46,962,000 for the six months ended June 30, 2008 from $15,410,000 for the six months ended June 30, 2007. Pro forma earnings from operations decreased 11% to $5,598,000 for the three months ended June 30, 2008 from $6,251,000 for the three months ended June 30, 2007. As a percentage of pro forma net revenue, pro forma earnings from operations decreased to 8.0% for the three months ended June 30, 2008 from 11.6% for the three months ended June 30, 2007. As a percentage of pro forma net revenue, pro forma earnings from operations decreased to 7.9% for the six months ended June 30, 2008 from 10.6% for the six months ended June 30, 2007. The decrease for both the three and six month periods is primarily due to increased salary and benefits expenses as a result of the loss of the 25 dental facilities transferred to PDG, Metro’s salaries and benefits are higher than our overall business and increased amortization of intangibles and depreciation expense as a result of our 2007 acquisition and affiliation activity.

Interest Expense

Net interest expense increased to $2,419,000 for the three months ended June 30, 2008 from $578,000 for the three months ended June 30, 2007. Net interest expense increased to $4,874,000 for the six months ended June 30, 2008 from $1,203,000 for the six months ended June 30, 2007. The increase is primarily due to greater borrowings as a result of acquisitions and affiliations completed during 2007, increased amortization of deferred financing costs as we renegotiated our credit facilities in February 2008 which mature in July 2009 and to a lesser extent higher interest rates.

Minority Interest

For the three months ended June 30, 2008 and June 30, 2007, we recorded minority interest expense of $151,000 and $90,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. For the six months ended June 30, 2008 and June 30, 2007, we recorded minority interest expense of $291,000 and $247,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. The increase in 2008 is primarily due to an increase in net earnings of Tooth Doctor.

Income Taxes

Our effective tax rate decreased to 39.0% for the three and six months ended June 30, 2008 as compared to 39.8% for both the three and six months ended June 30, 2007. The decrease is due to reduction in state income taxes. We expect our effective tax rate to approximate 39% for 2008.

Net Earnings

As a result of the foregoing, net earnings decreased to $3,973,000 for the three months ended June 30, 2008 from $4,528,000 for the three months ended June 30, 2007. Net earnings increased to $25,498,000 for the six months ended June 30, 2008 from $8,407,000 for the six months ended June 30, 2007. Pro forma net earnings decreased to $1,847,000 for the three months ended June 30, 2008 from $3,361,000 for the three months ended June 30, 2007. As a percentage of pro forma net revenue, pro forma net earnings decreased to 2.6% for the three months ended June 30, 2008 from 6.2% for the three months ended June 30, 2007. As a percentage of pro forma net revenue, pro forma net earning decreased to 2.6% for the six months ended June 30, 2008 from 5.5% for the six months ended June 30, 2007. This decrease for both the three and six month periods is primarily due to increased salaries and benefits associated with Metro, increased interest expense as well as amortization and depreciation associated with 2007 acquisitions and affiliations.

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

For the six months ended June 30, 2008 and 2007, cash provided by operating activities amounted to $14,631,000 and $13,380,000, respectively. For the six months ended June 30, 2008, the increase in cash provided by operations primarily resulted from net earnings after adjusting for non-cash items somewhat offset by changes in working capital. Non-cash items included a net non-cash gain representing the fair market value of the assets transferred to PDG in settlement of the litigation in excess of their book value, a deferred tax benefit associated with the litigation settlement and an increase in depreciation and amortization expense. As compared to the same period in 2007, the decrease in cash flow from working capital items was due primarily to an increase in accounts receivable. Accounts receivable negatively impacted cash flow from operations by approximately $7,952,000 relative to prior year due to amounts due from PDG pursuant to the transition services agreement and an increase in amounts due from affiliated practices. While PDG has fully paid us for interim management services due during the period, at quarter end PDG owed us $7,164,000 which represents: (i) $4,500,000 of the amount recorded as a contra-liability not yet due to us from PDG that was deemed in excess of the fair market value of interim management services provided (ii) $1,667,000 earned in excess of the contractual payment terms from PDG pursuant to the transition services agreement (services will be provided over a nine month period while payment will occur over a twelve month period) and (iii) $997,000 due us for clinic expenses incurred by us on its behalf in the second quarter of 2008. Amounts due from the affiliated practices increased as a result of the following items: (i) the doctors and six dental facilities retained as part of the settlement of litigation with PDG did not enter into new payor contracts which resulted in a delay in insurance reimbursements and (ii) a deposit in transit of approximately $1,000,000 at quarter end from one of our affiliated practices to us. For the six months ended June 30, 2007, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable partially offset by an increase in accounts receivable and other current assets and a reduction in accrued compensation and benefits.

For the six months ended June 30, 2008 and 2007, cash used for investing activities amounted to $18,294,000 and $22,553,000, respectively. The decrease in cash used for investing activities compared to the same period in 2007 is due to a decrease in cash paid in connection with acquisition and affiliation transactions as the level of corporate development activity was lower during the six months ended June 30, 2008 as compared to the same period in 2007 offset by an increase in contingent and deferred payments as a result of finalizing the contingent payment of $9,685,000 related to our acquisition of Metropolitan Dentalcare Holdings, Inc of which $9,084,000 was paid during the quarter. In addition, we incurred approximately $6,786,000 of capital expenditures related to the relocation/expansion of six dental facilities and two de novo dental facilities for the six month period ended June 30, 2008. We anticipate capital expenditures of approximately $10,400,000 for the full year 2008.

For the six months ended June 30, 2008 and 2007, cash provided by financing activities amounted to $4,204,000 and $13,480,000, respectively. As compared to the same period in 2007, the decrease is due to a reduction in borrowings under our revolving credit facility as a result of an increase in cash flow from operations, a reduced level of acquisition and affiliation activity somewhat offset by the contingent and deferred payment mentioned previously and a reduction in proceeds and tax benefits from the exercise of stock options relative to the six month period ended June 30, 2007.

We have a revolving credit facility in the amount of $75,000,000. The facility matures in July 2009 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option. The margin is based upon our debt coverage ratio

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

and ranges from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings. At June 30, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.2% and the prime interest rate under the credit facility, including borrowing margin, was 7.0%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of June 30, 2008. The outstanding balance under this line as of June 30, 2008 was $44,800,000, and we had stand-by letters of credit amounting to $2,079,000 at June 30, 2008. The unused balance under this revolving credit facility as of June 30, 2008 was $30,200,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $13,012,000 was available for borrowing.

We have a term loan which was amended effective February 29, 2008 in the amount of $100,000,000. The loan matures in July 2009 and was used to fund our 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from the effective date of the amendment is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility.

The revolving and term loan credit facilities were amended on June 11, 2008 to extend the maturity from June 30, 2009 to July 20, 2009. If we had not amended the facilities prior to June 30, 2008 to extend the maturity date beyond June 30, 2009, we would have been required to classify these borrowings as a current liability rather than a long term liability. No other provisions of the loan agreements were amended on June 11, 2008.

Pursuant to amendments to both the revolving credit facility and term loan on February 29, 2008 we are permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

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

Valuation of Accounts Receivable

Our carrying amount of receivables due from affiliated practices, that have entered into service agreements with us, requires management to assess the collectability of our business service fees. Our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. Except for the receivable due from PDG that was written off on February 29, 2008 as part of the litigation settlement, we have not recorded any other losses related to our receivables due from affiliated practices.

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

We have accounts receivable due from PDG of $7,164,000 as of June 30, 2008. To date, PDG has met its monthly installment payment obligations under the transition services agreement, but there can be no assurance that PDG will meet its future obligations. We have not recorded any losses related to accounts receivable due from PDG pursuant to the transition services agreement.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of June 30, 2008.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Certain of our insurances are reinsured by a wholly-owned captive insurance company. While we believe that our current insurance coverages are adequate for our current operations, they may not be sufficient for all future claims. In addition, the costs, retention levels and availability of certain insurance have fluctuated significantly in recent years, and there can be no assurance that our current insurance coverages will continue to be available in adequate amounts or at a reasonable cost in the future or that reserve levels of our captive insurance company for potential losses below applicable retention levels under certain insurance coverage will be sufficient.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include the following: estimating the length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions for future stock option grants can materially affect the estimate of fair value of stock-based compensation.

Uncertain Tax Positions

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, we had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect our effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three and six months ended June 30, 2008.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of June 30, 2008, we have approximately $104,000 of accrued interest and penalties related to uncertain tax positions.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2003 to 2007 remain open to examination by taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are assessing the impact of SFAS 160 on our future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the Company beginning January 1, 2009. We are assessing the impact of SFAS 161 on our future consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 2.25% to 2.50% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at June 30, 2008 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,248,000 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2008.

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

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10230-RGS, and “Monihan v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10410-RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the litigation with PDG during the Class Period, which had the effect of artificially inflating the market price of our stock.

On or about May 29, 2008, the Court appointed a new named plaintiff, the Operating Engineers Construction Industry and Miscellaneous Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A. (“Grant & Eisenhofer”), as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. We have been informed that the Operating Engineers Construction Industry and Miscellaneous Pension Fund intends to file with the court a consolidated amended complaint. Our response is due within sixty days thereafter. We intend to defend the matters vigorously.

Derivative Litigation

On or about June 2, 2008, we were named as a nominal defendant and certain of our former and present directors and present executive officers (collectively, the “Musselman Individual Defendants”) were named as defendants in a derivative action brought in the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Musselman v. Serrao et al.,” civil action number 08-2444-BLS. The complaint was amended on July 31, 2008. Plaintiffs Teresa and Stephen Musselman filed the action without first making a demand on our Board of Directors to address the allegations. The amended complaint involves factual allegations relating to our prior litigation with PDG and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the Musselman Individual Defendants and claims for unjust enrichment and insider selling against some of the Individual Defendants. The current deadline for our response is August 11, 2008.

On or about July 1, 2008, we were named as a nominal defendant and certain of our present directors and executive officers (collectively, the “Dyer Individual Defendants”) were named as defendants in a derivative action brought in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of us entitled “Dyer v. Serrao et al.,” civil action number 08-2417. Plaintiff Dyer filed the action without first making a demand on our Board of Directors to address the allegations. The complaint involves factual allegations relating to our prior litigation with PDG and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION – (Continued)

On July 31, 2008, plaintiffs in the Dyer and the Musselman actions, we and the Individual Defendants filed a Joint Motion For Transfer and Consolidation, requesting that the court transfer and consolidate the Dyer and Musselman actions in the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts.

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

We held our annual meeting of stockholders on April 25, 2008. At the meeting, the individuals listed below were elected to our Board of Directors. The table below indicates the votes for, votes withheld and the year in which the term expires for such nominee:

Name	Votes For	Votes Withheld	Term Expiring
James T. Kelly	9,732,899	378,013	2011
Steven J. Semmelmayer	9,909,310	201,602	2011

Dr Robert E. Hunter, Derril W. Reeves, Gerard Moufflet and Gregory A. Serrao also serve on our Board of Directors for terms which continue after the annual meeting.

At our annual meeting of stockholders, the stockholders also approved, by the vote shown in the table below, an amendment to the Company’s 2005 Equity Incentive Plan to increase by 250,000 shares the number of shares available under the Plan.

Shares
Votes for	7,766,831
Votes against	1,022,972
Abstain	862
Broker Non-Votes	1,320,247

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

At our annual meeting of stockholders, the stockholders also approved, by the vote shown in the table below, an amendment to the Company’s 2005 Directors Stock Option Plan to increase by 25,000 shares the number of shares available under the Plan.

Shares
Votes for	7,735,438
Votes against	1,049,705
Abstain	5,522
Broker Non-Votes	1,320,247

At our annual meeting of stockholders, the stockholders also ratified, by the vote shown in the table below, the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008.

Shares
Votes for	9,918,748
Votes against	13,389
Abstain	178,775

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 39)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 8, 2008	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer (principal executive officer)

August 8, 2008	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

August 8, 2008	/s/ Mark W. Vargo
Mark W. Vargo
Vice President, Chief Accounting Officer (principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 6 to Amended and Restated Credit Agreement among American Dental Partners, Inc., its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated June 11, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed June 12, 2008).

10.2	Amendment No. 2 to Term Loan Agreement among American Dental Partners, Inc., its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge, LLC, as lender and as administrative agent, dated June 11, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer