Form 10-Q
period 2008-09-30
AMERICAN DENTAL PARTNERS INC
filed 2008-11-07
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock, $0.01 par value, outstanding as of November 3, 2008 was 12,901,741.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$6,482	$6,376
Accounts receivable, net	31,245	23,621
Inventories	2,685	3,009
Prepaid expenses and other current assets	3,571	3,373
Prepaid/refundable income taxes	—	1,459
Deferred income taxes	848	17,420

Total current assets	44,831	55,258
Property and equipment, net	52,606	60,445
Other non-current assets:
Goodwill, net	76,187	70,602
Service Agreements and other intangible assets, net	175,837	179,969
Deferred income taxes	1,848	1,756
Other	800	476

Total other non-current assets	254,672	252,803

Total assets	$352,109	$368,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,553	$15,224
Accrued compensation and benefits	11,774	13,527
Accrued expenses	7,050	11,773
Accrued litigation expense	—	30,968
Deferred income taxes	6	3,475
Current maturities of debt	194	188

Total current liabilities	33,577	75,155
Non-current liabilities:
Long-term debt	135,527	140,986
Deferred income taxes	34,602	35,064
Other liabilities	1,683	1,504

Total non-current liabilities	171,812	177,554

Total liabilities	205,389	252,709

Minority interest	833	894

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,484,241 and 13,397,120 shares issued; 12,901,741 and 12,814,620 shares outstanding at September 30, 2008 and December 31, 2007, respectively	135	134
Additional paid-in capital	70,594	68,332
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(858)	(771)
Retained earnings	79,890	51,082

Total stockholders’ equity	145,887	114,903

Total liabilities and stockholders’ equity	$352,109	$368,506

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$71,548	$67,162	$225,998	$199,172
Operating expenses:
Salaries and benefits	30,491	28,730	97,347	83,895
Lab fees and dental supplies	9,967	10,550	33,091	31,230
Office occupancy	8,291	7,885	25,784	22,294
Other operating expense	6,726	5,807	20,206	16,867
General corporate expense	3,055	4,164	10,150	10,867
Depreciation	2,658	2,225	8,116	6,535
Amortization of intangible assets	2,409	1,723	7,205	4,648
Litigation settlement (gain) expense	(7)	826	(30,821)	2,174

Total operating expenses	63,590	61,910	171,078	178,510

Earnings from operations	7,958	5,252	54,920	20,662
Interest expense	2,390	823	7,264	2,026
Minority interest	140	102	431	349

Earnings before income taxes	5,428	4,327	47,225	18,287
Income taxes	2,118	1,626	18,417	7,179

Net earnings	$3,310	$2,701	$28,808	$11,108

Net earnings per common share:
Basic	$0.26	$0.21	$2.24	$0.88

Diluted	$0.25	$0.20	$2.19	$0.84

Weighted average common shares outstanding:
Basic	12,900	12,779	12,867	12,636

Diluted	13,230	13,395	13,167	13,267

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$28,808	$11,108
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,116	6,535
Stock-based compensation	1,529	1,434
Minority interest	431	349
Amortization of intangible assets	7,205	4,648
Other amortization	289	78
Deferred income tax benefit	12,118	363
Gain/(loss) on disposal of property and equipment	208	(27)
Accrued litigation expense	(30,968)	—
Assets transferred to PDG as part of settlement of litigation	9,399	—
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	(8,493)	(8,582)
Other current assets	(577)	29
Accounts payable and accrued expenses	797	4,593
Accrued compensation and benefits	(1,758)	906
Income taxes payable/refundable, net	1,459	(1,250)
Other, net	(609)	(592)

Net cash provided by operating activities	27,954	19,592

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(2,879)	(118,258)
Capital expenditures, net	(9,333)	(7,289)
Payment of affiliation costs	(140)	(544)
Contingent and deferred payments	(10,286)	(1,680)

Net cash used for investing activities	(22,638)	(127,771)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Borrowings under revolving line of credit, net of repayments	(5,300)	108,800
Repayments of debt	(153)	(81)
Contributions from (distributions to) minority interest holders	(492)	451
Proceeds from shares issued under employee stock purchase plan	505	568
Proceeds from shares issued for exercise of stock options	220	2,138
Tax benefit on exercise of stock options	9	2,317
Tax benefit on disqualified dispositions	—	10

Net cash (used in) provided by financing activities	(5,210)	114,203

Increase in cash and cash equivalents	106	6,024
Cash and cash equivalents at beginning of period	6,376	1,386

Cash and cash equivalents at end of period	$6,482	$7,410

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,581	$1,874

Cash paid during the period for income taxes, net	$4,800	$5,735

Outstanding checks in excess of deposits in transit	$3,256	$3,938

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$44	$253

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the ‘‘Company’’) is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations which are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated dental practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. A reclassification has been made to the interim 2007 consolidated financial statements to conform to current period presentation. Amounts due to the affiliated practices, where applicable, have been reclassified to accounts payable from accounts receivable, net. As a result, the consolidated statement of cash flows for the period ended September 30, 2007 reflects a reclassification of $1,010,000 in operating cash flows from accounts receivable, net to accounts payable and accrued expenses.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Affiliations

On July 1, 2008 the Company completed an affiliation with a dental practice which joined the Company’s existing affiliated practice located in North Carolina and became subject to the existing service agreement. Aggregate consideration paid by the Company in connection with this transaction was approximately $730,000 in cash and assumed liabilities. In connection with this transaction, the Company recorded approximately $451,000 in intangibles related to the service agreement with the affiliated practice, with an amortization period of 25 years. The terms of this affiliation did not provide for any contingent payments.

On September 25, 2007, the Company acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. During the third quarter of 2008, the Company has completed its asset allocation analysis, and paid approximately $601,000, representing the remaining amount due of the $9,685,000 contingent payment which the Company recorded as of June 30, 2008 and of which $9,084,000 was paid in the second quarter of 2008.

(5) Intangible Assets

Intangible assets consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2008
Service agreements	$221,597	$(49,702)	$171,895
Trade names	$4,035	$(286)	3,749
Customer relationships	$605	$(413)	193

Total intangible assets	$226,237	$(50,400)	$175,837

December 31, 2007
Service agreements	$218,527	$(42,742)	$175,785
Trade names	4,035	(148)	3,887
Customer relationships	605	(308)	297

Total intangible assets	$223,167	$(43,198)	$179,969

Intangible amortization expense for the three and nine months ended September 30, 2008 was $2,409,000 and $7,205,000, respectively. Intangible amortization expense for the three and nine months ended September 30, 2007 was $1,723,000 and $4,468,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,452,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately eight years. The amortization period of the Metro Dentalcare tradename is five years. The weighted average remaining life of all intangible assets is approximately 19 years.

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2007 annual grants under the 2005 Director’s Stock Option Plan that vest over three years. At September 30, 2008, options for 1,362,057 shares were vested and 592,625 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 448,338 shares have been purchased under the ESPP and 101,662 shares are available for purchase as of September 30, 2008. The Company issues new shares for ESPP purchases.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” (“SFAS 123 (R)”). The Company recognized stock-based compensation expense of approximately $506,218 and $490,068 during the three months ended September 30, 2008 and 2007, respectively. The Company recognized stock-based compensation expense of approximately $1,529,393 and $1,434,922 during the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $157,849 and $175,411 during the three months ended September 30, 2008 and 2007, respectively, and no amounts were capitalized. The Company recorded a deferred tax benefit associated with stock-based compensation of $479,739 and $507,324 during the nine months ended September 30, 2008 and 2007, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2008, was approximately $4,059,000 and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of 2008 and 2007:

	Nine Months Ended September 30,
	2008		2007
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	3.25%	2.13%	4.62%	5.06%
Expected life	6.02 years	0.5 years	6.20 years	0.5 years
Expected volatility	85.03%	144.40%	41.52%	39.85%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value of options	$8.73	$4.67	$10.60	$5.86

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

The following table summarizes the stock option transactions during the first nine months of 2008:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,828	$11.05	—	—
Granted	99	9.81	—	—
Exercised	(28)	7.90	—	—
Forfeited or expired	(88)	16.11	—	—

Outstanding at September 30, 2008	1,811	$10.78	5.91	$5,561

Vested and unvested expected to vest as of September 30, 2008	1,772	$10.65	5.86	$5,548

Exercisable at September 30, 2008	1,362	$8.86	5.16	$5,381

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of 2008 and 2007 are provided in the following table (in thousands):

	2008	2007
Proceeds from stock options exercised	$220	$2,138
Tax benefit related to stock options exercised	$9	$2,317
Intrinsic value of stock options exercised	$88	$6,478

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices, receivables due from PDG and other receivables, net of any allowances for doubtful accounts. Amounts due from affiliated practices represent amounts due pursuant to the terms of the service agreements with the affiliated practices. As of January 1, 2008 PDG is no longer affiliated with the Company. On February 29, 2008, the Company and PDG entered into a transition services agreement pursuant to which the Company would provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008. PDG will pay the Company $19,000,000 in twelve equal installments commencing January 1, 2008 regardless of whether PDG utilizes the Company’s management services during the nine month period. A total of $9,000,000 of the $19,000,000 to be paid by PDG was deemed to be in excess of the fair market value of the management services to be provided and was recognized as a contra-liability to the accrued litigation expense at December 31, 2007. Receivables due from PDG represent amounts due under the transition services agreement, including $2,250,000 associated with the contra-liability established at December 31, 2007 which is not yet payable by PDG. Other receivables, net of any allowances for doubtful accounts, are associated with the Company’s affiliated dental practice, captive insurance subsidiary, dental labs and dental benefits third party administrator (“TPA”).

The following table lists receivables due from affiliated practices and other receivables as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Receivables due from affiliated practices	$23,427	$20,151
Receivables due from PDG	4,912	—
Other receivables, net	2,906	3,470

Accounts receivable, net	$31,245	$23,621

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees. Reimbursement of expenses is accounted for on an accrual basis and recognized when these expenses are incurred and billed to the affiliated practices. Fees are charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes patient revenue of Tooth Doctor, fees earned by the Company’s TPA and dental laboratory and revenue earned under the transition services agreement with PDG. The transition services agreement was entered into on February 29, 2008 by the Company and PDG, the dental practice that ceased to be affiliated with the Company as of December 31, 2007, to provide interim management services to PDG for a period of up to nine months effective January 1, 2008. Net revenue consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reimbursement of expenses:
Salaries and benefits	$21,809	$21,353	$66,603	$61,672
Lab and dental supplies	10,991	10,653	34,213	31,430
Office occupancy expense	7,327	7,074	21,887	20,007
Other operating expense	4,686	4,409	14,331	12,749
Depreciation expense	2,251	1,867	6,551	5,425

Total reimbursement of expenses	47,064	45,356	143,585	131,283
Business service fees	13,915	14,839	43,365	46,951

Revenue earned under service agreements	60,979	60,195	186,950	178,234
Patient revenue, professional services and dental laboratory fees	7,236	6,967	21,352	20,938
Revenue earned under transition service agreement with PDG	3,333	—	17,696	—

Net revenue	$71,548	$67,162	$225,998	$199,172

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare (“Metro”), represented approximately 20% of consolidated net revenue for the three and nine months ended September 30, 2008, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12% of consolidated net revenue for the three and nine months ended September 30, 2008 and September 30, 2007. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

(8) Debt

The Company has a revolving credit facility in the amount of $75,000,000. The facility matures in July 2009 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings. At September 30, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.48% and the prime interest rate under the credit facility, including borrowing margin, was 6.75%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of September 30, 2008. The outstanding balance under this line as of September 30, 2008 was $35,150,000, and the Company had stand-by letters of credit amounting to $1,669,200 at September 30, 2008. The unused balance under this revolving credit facility as of September 30, 2008 was $38,180,800 and based on borrowing covenants, reduced by the stand-by letter of credit, $26,000,000 was available for borrowing.

The Company has a term loan in the amount of $100,000,000. The loan matures in July 2009 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from the effective date of the amendment is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this term loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan on February 29, 2008 the Company is permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x. (see Note 16, “Subsequent Event”).

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,310	$2,701	$28,808	$11,108

Weighted average common shares outstanding	12,900	12,779	12,867	12,636

Net earnings per share, basic	$0.26	$0.21	$2.24	$0.88

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,310	$2,701	$28,808	$11,108

Weighted average common shares outstanding	12,900	12,779	12,867	12,636
Add: Dilutive effect of options (1)	330	616	300	631

Weighted average common shares as adjusted	13,230	13,395	13,167	13,267

Net earnings per share, diluted	$0.25	$0.20	$2.19	$0.84

(1)	782,430 and 234,204 options were excluded for the three months ended September 30, 2008 and 2007, respectively, due to their antidilutive effect. 797,531 and 203,361 options were excluded for the six months ended September 30, 2008 and 2007, respectively, due to their antidilutive effect.

(11) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system intended to replace Comdent, the system currently used by many of the affiliated practices. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of September 30, 2008, 18 affiliated practices comprising 136 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to approximately $2,171,055, which includes approximately $209,848 in capitalized interest, in connection with this project as of September 30, 2008, of which $898,250 relates to the first development phase.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $269,475 of amortization expense as of September 30, 2008. The capitalized development costs for the first phase is being amortized over 10 years.

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

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended September 30, 2008. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(858,398)	$—	$(858,398)
Cash equivalents	4,680,635	—	—	4,680,635

Total	$4,680,635	$(858,398)	$—	$3,822,237

(13) Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, the Company had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three and nine months ended September 30, 2008.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of September 30, 2008, the Company has approximately $100,000 of accrued interest and penalties related to uncertain tax positions.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2003 to 2007 remain open to examination by taxing jurisdictions to which the Company is subject. The Company received notice on October 7, 2008 that the Internal Revenue Service will examine our Federal income tax return for the year ending December 31, 2006 which commenced October 30, 2008.

(14) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its long term debt borrowings as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. The Company expects the arrangement to be highly effective in offsetting its variable interest rate exposure. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of September 30, 2008 of approximately $858,398, is included in other non-current liabilities, with an offset to other comprehensive income on the Company’s consolidated balance sheet.

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

(16) Subsequent Events

On October 24, 2008, the Company entered into agreements to amend its $75,000,000 revolving credit facility and $100,000,000 term loan with its existing lenders. The maturity of both facilities was extended to January 20, 2010. Borrowings under the revolving credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for both prime and LIBOR borrowings. Interest on the term loan is at LIBOR plus a margin. The margin is 450

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

basis points from the effective date until February 28, 2009 and will increase 50 basis points each 90 days thereafter. All other covenants and material terms remain unchanged. The Company is evaluating the impact of Emerging Industry Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”) relative to the October 24, 2008 amendments.

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

Overview

American Dental Partners is a leading provider of dental facilities, support staff, and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the growth and success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2008, we were affiliated with 26 dental group practices, comprising 551 full-time equivalent dentists practicing in 244 dental facilities in 18 states.

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

The following table provides the components of our net revenue for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reimbursement of expenses	$47,064	$45,356	$143,585	$131,283
Business service fees	13,915	14,839	43,365	46,951

Revenue earned under service agreements	60,979	60,195	186,950	178,234
Other revenue	7,236	6,967	21,352	20,938
Revenue earned under transition service agreement with PDG	3,333	—	17,696	—

Net revenue	$71,548	$67,162	$225,998	$199,172

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the nine months ended September 30:

	Nine Months Ended
	September 30,
	2008	2007
Fee-for-service	19%	27%
PPO and dental referral plans	70%	60%
Capitated managed care plans	11%	13%

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

The following table sets forth for the three and nine months ended September 30, 2008 and 2007, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		% Change	September 30,		% Change
	2008	2007		2008	2007
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$83,565	$79,738	4.8%	$245,221	$228,726	7.2%
Platform dental group practices that affiliated with us during periods of comparison	19,995	22,043	-9.3%	71,664	71,720	-0.1%

Total patient revenue	103,560	101,781	1.7%	316,885	300,446	5.5%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,427	5,691	12.9%	18,592	17,246	7.8%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	97,133	96,090	1.1%	298,293	283,200	5.3%
Amounts due to us under service agreements	60,979	60,195	1.3%	186,805	178,234	4.8%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$36,154	$35,895	0.7%	$111,488	$104,966	6.2%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Same market patient revenue growth was 4.8% for the three months ended September 30, 2008. Same market patient revenue growth for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 excludes platform affiliations that occurred on or after January 1, 2007 and July 1, 2007, respectively, as well as the patient revenue of the 31 dental facilities comprising Park Dental for the three and nine months ended September 30, 2007 and the six dental facilities we retained for the three and nine months ended September 30, 2008. For the current quarter, same market patient revenue growth was comprised of a 5% increase in provider hours, a 0.5% increase in provider productivity and a 0.7% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth was 7.2% for the nine months ended September 30, 2008. Same market patient revenue growth for the nine months ended September 30, 2008 was comprised of a 9.1% increase in provider hours, a 1.2% decrease in provider productivity and a 0.9% deterioration in reimbursement rates received from dental benefit insurers.

Amounts retained by affiliated practices we do not own increased 0.7% to $36,154,000 for the three months ended September 30, 2008 from $35,895,000 for the three months ended September 30, 2007. As a percentage of their patient revenue, amounts retained by affiliated practices decreased to 37.2% for the three months ended September 30, 2008 from 37.4% for the three months ended September 30, 2007. Amounts retained by affiliated practices we do not own increased 6.2% to $111,488,000 for the nine months ended September 30, 2008 from $104,966,000 for the nine months ended September 30, 2007. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.4% for the nine months ended September 30, 2008, compared to 37.1% for the nine months ended September 30, 2007. This increase is due primarily to the termination of the service agreement with PDG effective December 31, 2007 as amounts retained by PDG were lower than the blended average of our affiliated practices because PDG did not employ dental hygienists and dental assistants.

Results of Operations

The following tables set forth our net revenue and results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$71,548	100.0%	$67,162	100.0%	6.5%
Salaries and benefits	30,491	42.6%	28,730	42.8%	6.1%
Lab fees and dental supplies	9,967	13.9%	10,550	15.7%	-5.5%
Office occupancy	8,291	11.6%	7,885	11.7%	5.1%
Other operating expenses	6,726	9.4%	5,807	8.6%	15.8%
General corporate expenses	3,055	4.3%	4,164	6.2%	-26.6%
Depreciation expense	2,658	3.7%	2,225	3.3%	19.5%
Amortization of intangible assets	2,409	3.4%	1,723	2.6%	39.8%
Litigation settlement (gain) expense	(7)	0.0%	826	1.2%	-100.8%

Total operating expenses	63,590	88.9%	61,910	92.2%	2.7%

Earnings from operations	7,958	11.1%	5,252	7.8%	51.5%
Interest expense	2,390	3.3%	823	1.2%	190.4%
Minority interest	140	0.2%	102	0.2%	37.3%

Earnings before income taxes	5,428	7.6%	4,327	6.4%	25.4%
Income taxes	2,118	3.0%	1,626	2.4%	30.3%

Net earnings	$3,310	4.5%	$2,701	4.0%	22.5%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$225,998	100.0%	$199,172	100.0%	13.5%
Salaries and benefits	97,347	43.1%	83,895	42.1%	16.0%
Lab fees and dental supplies	33,091	14.6%	31,230	15.7%	6.0%
Office occupancy	25,784	11.4%	22,294	11.2%	15.7%
Other operating expenses	20,206	8.9%	16,867	8.5%	19.8%
General corporate expenses	10,150	4.5%	10,867	5.5%	-6.6%
Depreciation expense	8,116	3.6%	6,535	3.3%	24.2%
Amortization of intangible assets	7,205	3.2%	4,648	2.3%	55.0%
Litigation settlement (gain) expense	(30,821)	-13.6%	2,174	1.1%	0.0%

Total operating expenses	171,078	75.7%	178,510	89.6%	-4.2%

Earnings from operations	54,920	24.3%	20,662	10.4%	165.8%
Interest expense	7,264	3.2%	2,026	1.0%	258.5%
Minority interest	431	0.2%	349	0.2%	23.5%

Earnings before income taxes	47,225	20.9%	18,287	9.2%	158.2%
Income taxes	18,417	8.1%	7,179	3.6%	156.5%

Net earnings	$28,808	12.7%	$11,108	5.6%	159.3%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation to exclude temporary and non-recurring items related to the litigation settlement as we believe that such pro forma presentation is important to understanding future trends of our underlying and ongoing operations. The pro forma information are non-GAAP financial measures.

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the three months ended September 30, 2008 (in thousands):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$71,548	$—	$3,333	$68,215
Operating expenses
Salaries and benefits	30,491	—	246	30,245
Lab fees and dental supplies	9,967	—	—	9,967
Office occupancy expenses	8,291	—	60	8,231
Other operating expenses	6,726	—	108	6,618
General corporate expenses	3,055	—	—	3,055
Litigation gain	(7)	(7)	—	—

EBITDA	13,025	7	2,919	10,099
Depreciation	2,658	—	14	2,644
Amortization	2,409	—	—	2,409

Earnings from operations	7,958	7	2,905	5,046
Interest expense, net	2,390	—	—	2,390
Minority interest	140	—	—	140

Earnings before income taxes	5,428	7	2,905	2,516
Income taxes	2,118			982

Net earnings	3,310			1,534
Amortization of service agreements, net of tax	1,364			1,364

Cash net earnings	$4,674			$2,898

Diluted net earnings per common share	$0.25			$0.12

Diluted cash net earnings per common share	$0.35			$0.22

Pro forma adjustments for settlement assets includes miscellaneous income and expenses, including professional fees associated with the PDG litigation.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the three months ended September 30, 2007 (in thousands):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$67,162	$8,825	$2,588	$55,749
Operating expenses
Salaries and benefits	28,730	4,970	481	23,279
Lab fees and dental supplies	10,550	1,626	—	8,924
Office occupancy expenses	7,885	1,167	49	6,669
Other operating expenses	5,807	715	58	5,034
General corporate expenses	4,164	—	—	4,164
Litigation expenses	826	826	—	—

EBITDA	9,200	(479)	2,000	7,679
Depreciation	2,225	347	13	1,865
Amortization	1,723	—	—	1,723

Earnings from operations	5,252	(826)	1,987	4,091
Interest expense, net	823	—	—	823
Minority interest	102	—	—	102

Earnings before income taxes	4,327	(826)	1,987	3,166
Income taxes	1,626			1,189

Net earnings	$2,701			$1,977

Amortization of service agreements, net of tax	1,024			1,024

Cash net earnings	$3,725			$3,001

Diluted net earnings per common share	$0.20			$0.15

Diluted cash net earnings per common share	$0.28			$0.22

For comparability purposes with the three months ended September 30, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement and (ii) professional fees related to the litigation of $826,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $2,588,000 and (ii) estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the nine months ended September 30, 2008 (in thousands):

		Pro Forma Adjustments
	2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$225,998	$7,697	$10,000	$208,301
Operating expenses
Salaries and benefits	97,347	4,717	1,453	91,177
Lab fees and dental supplies	33,091	1,436	—	31,655
Office occupancy expenses	25,784	1,092	180	24,512
Other operating expenses	20,206	135	323	19,748
General corporate expenses	10,150	—	—	10,150
Litigation expenses	(30,821)	(30,821)	—	—

EBITDA	70,241	31,138	8,044	31,059
Depreciation	8,116	317	42	7,757
Amortization	7,205	—	—	7,205

Earnings from operations	54,920	30,821	8,002	16,097
Interest expense, net	7,264	—	—	7,264
Minority interest	431	—	—	431

Earnings before income taxes	47,225	30,821	8,002	8,402
Income taxes	18,417			3,277

Net earnings	28,808			5,125
Amortization of service agreements, net of tax	4,079			4,079

Cash net earnings	$32,887			$9,204

Diluted net earnings per common share	$2.19			$0.39

Diluted cash net earnings per common share	$2.50			$0.70

Pro forma adjustments for settlement assets include the following items: (i) revenue due us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who practiced temporarily in the six dental facilities retained by us, (ii) a non-cash gain of $30,763,000, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which represents the fair market value of the assets transferred to PDG of $39,968,000 in settlement of the litigation less the book value of the net assets transferred of $9,200,000, (iii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iii) professional fees and other expenses associated with the litigation of $944,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the nine months ended September 30, 2007 (in thousands):

		Pro Forma Adjustments
	2007	Settlement Assets	Management Services	Pro Forma 2007
Net revenue	$199,172	$27,163	$9,419	$162,590
Operating expenses
Salaries and benefits	83,895	15,185	1,489	67,221
Lab fees and dental supplies	31,230	5,199	—	26,031
Office occupancy expenses	22,294	3,444	147	18,703
Other operating expenses	16,867	2,298	290	14,279
General corporate expenses	10,867	—	—	10,867
Litigation expenses	2,174	2,174	—	—

EBITDA	31,845	(1,137)	7,493	25,489
Depreciation	6,535	1,037	44	5,454
Amortization	4,648	—	—	4,648

Earnings from operations	20,662	(2,174)	7,449	15,387
Interest expense, net	2,026	—	—	2,026
Minority interest	349	—	—	349

Earnings before income taxes	18,287	(2,174)	7,449	13,012
Income taxes	7,179			5,108

Net earnings	11,108			7,904
Amortization of service agreements, net of tax	2,712			2,712

Cash net earnings	$13,820			$10,616

Diluted net earnings per common share	$0.84			$0.60

Diluted cash net earnings per common share	$1.04			$0.80

For comparability purposes with the nine months ended September 30, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement of $27,163,000 and (ii) professional fees related to the litigation of $2,174,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $9,419,000 and (ii) estimated expenses to provide such services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the percentage change between the pro forma non-GAAP financial measures for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Pro Forma 2008	Pro Forma 2007	Change in Pro Forma Results	Pro Forma 2008	Pro Forma 2007	Change in Pro Forma Results
Net revenue	$68,215	$55,749	22%	$208,301	$162,590	28%
Operating expenses
Salaries and benefits	30,245	23,279	30%	91,177	67,221	36%
Lab fees and dental supplies	9,967	8,924	12%	31,655	26,031	22%
Office occupancy expenses	8,231	6,669	23%	24,512	18,703	31%
Other operating expenses	6,618	5,034	31%	19,748	14,279	38%
General corporate expenses	3,055	4,164	(27)%	10,150	10,867	(7)%
Litigation expenses	—	—	0%	—	—	0%

EBITDA	10,099	7,679	32%	31,059	25,489	22%
Depreciation	2,644	1,865	42%	7,757	5,454	42%
Amortization	2,409	1,723	40%	7,205	4,648	55%

Earnings from operations	5,046	4,091	23%	16,097	15,387	5%
Interest expense, net	2,390	823	190%	7,264	2,026	259%
Minority interest	140	102	36%	431	349	24%

Earnings before income taxes	2,516	3,166	(21)%	8,402	13,012	(35)%
Income taxes	982	1,189	(17)%	3,277	5,108	(36)%

Net earnings	1,534	1,977	(22)%	5,125	7,904	(35)%
Amortization of service agreements, net of tax	1,364	1,024	33%	4,079	2,712	50%

Cash net earnings	$2,898	$3,001	(3)%	$9,204	$10,616	(13)%

Diluted net earnings per common share	$0.12	$0.15	(21)%	$0.39	$0.60	(35)%

Diluted cash net earnings per common share	$0.22	$0.22	0%	$0.70	$0.80	(13)%

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

Net Revenue

Net revenue increased 7% to $71,458,000 for the three months ended September 30, 2008 from $67,162,000 for the three months ended September 30, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 5% of our consolidated net revenue for the three months ended September 30, 2008 and net revenue from our service agreement with PDG which terminated effective December 31, 2007 represented 17% of our consolidated net revenue for the three months ended September 30, 2007. Net revenue increased 14% to $225,998,000 for the nine months ended September 30, 2008 from $199,172,000 for the nine months ended September 30, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 8% of our consolidated net revenue for the nine months ended September 30, 2008 and net revenue from our service agreement with PDG represented 18% of our consolidated net revenue for the nine months ended September 30, 2007.

Pro forma net revenue increased 22% to $68,215,000 for the three months ended September 30, 2008 from $55,749,000 for the three months ended September 30, 2007. The increase was attributable to net revenue earned from platform and in-market acquisitions and affiliations completed in 2007 and, to a lesser extent, same market net revenue growth from our affiliated practices of 4.8% for the three months ended September 30, 2008. Pro forma net revenue increased 28% to $208,301,000 for the nine months ended

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

September 30, 2008 from $162,590,000 for the nine months ended September 30, 2007. The increase was attributable to net revenue earned from platform and in-market acquisitions and affiliations completed in 2007 and, to a lesser extent, same market net revenue growth from our affiliated practices of 7.2% for the nine months ended September 30, 2008.

On September 25, 2007, we acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. (“Metro”). In connection with the acquisition, a subsidiary of Metro entered into a 40-year service agreement with an affiliated professional limited liability company, Metro Dentalcare, P.L.C. Net revenue earned from our service agreement with Metro Dentalcare, P.L.C. represented 21% of our pro forma consolidated net revenue for the three and nine months ended September 30, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 13% of our pro forma consolidated net revenue for the three and nine months ended September 30, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 15% of our pro forma consolidated net revenue for the three and nine months ended September 30, 2007. The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreement could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue.

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

Salaries and benefits expense as a percentage of net revenue decreased to 42.6% for the three months ended September 30, 2008 from 42.8% for the three months ended September 30, 2007. Salaries and benefits expense as a percentage of net revenue increased to 43.1% for the nine months ended September 30, 2008 from 42.1% for the nine months ended September 30, 2007. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 44.3% for the three months ended September 30, 2008 from 41.8 % for the three months ended September 30, 2007. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 43.8% the nine months ended September 30, 2008 from 41.3 % for the nine months ended September 30, 2007. The increase for the three and nine month periods is due to the six dental facilities that we did not transfer to PDG as part of the litigation settlement and to a lesser extent 2007 platform affiliations.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 13.9% of net revenue for the three months ended September 30, 2008 from 15.7% for the three months ended September 30, 2007. Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.6% of net revenue for the nine months ended September 30, 2008 from 15.7% for the nine months ended September 30, 2007. Pro forma lab fees and dental supplies expense as a percentage of net revenue decreased to 14.6% of pro forma net revenue for the three months ended September 30, 2008 from 16.0% for the three months ended September 30, 2007. Pro forma lab fees and dental supplies expense as a percentage of net revenue decreased to 15.2% of pro forma net revenue for the nine months ended September 30, 2008 from 16.0% for the nine months ended September 30, 2007. The decrease for both the three and nine month periods is primarily due to the acquisition of Metro which utilizes an internal lab for the majority of its dental lab needs and the result of our 2007 affiliations where dental supplies expense is less than our other affiliates.

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

Office occupancy expense as a percentage of net revenue decreased to 11.6% for the three months ended September 30, 2008 from 11.7% for the three months ended September 30, 2007. Office occupancy expense as a percentage of net revenue increased to 11.4% for the nine months ended September 30, 2008 from 11.2% for the nine months ended September 30, 2007. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 12.1% for the three months ended September 30, 2008 from 12.0% for the three months ended September 30, 2007. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.8% for the nine months ended September 30, 2008 from 11.5% for the nine months ended September 30, 2007. The increase for the nine month period is primarily due to our underutilization of the six retained facilities that we did not transfer to PDG as part of the litigation settlement.

During the three months ended September 30, 2008, we relocated one dental facility. During the nine months ended September 30, 2008, we expanded and/or relocated seven dental facilities and completed two de novo facilities. We expect office occupancy expenses to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 9.4% for the three months ended September 30, 2008 from 8.6% for the three months ended September 30, 2007. Other operating expenses as a percentage of net revenue increased to 8.9% for the nine months ended September 30, 2008 from 8.5% for the nine months ended September 30, 2007. Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.7% for the three months ended September 30, 2008 from 9.0% for the three months ended September 30, 2007. Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.5% for the nine months ended September 30, 2008 from 8.8% for the nine months ended September 30, 2007. These increases are due to new affiliations that occurred in 2007, increased marketing and advertising at several of our affiliated dental groups and the disposal of undepreciated assets associated with the relocation of a dental facility.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expenses as a percentage of net revenue decreased to 4.3% for the three months ended September 30, 2008 from 6.2% for the three months ended September 30, 2007. General corporate expenses as a percentage of net revenue decreased to 4.5% for the nine months ended September 30, 2008 from 5.5% for the nine months ended September 30, 2007. General corporate expenses as a percentage of pro forma net revenue decreased to 4.5% for the three months ended September 30, 2008 from 7.5% for the three months ended September 30, 2007. General corporate expenses as a percentage of pro forma net revenue decreased to 4.9% for the nine months ended September 30, 2008 from 6.7% for the nine months ended September 30, 2007. The decrease for both the three and nine month periods was due to growth in net revenue as a result of affiliations and acquisitions completed in 2007, same market net revenue growth, a reduced incentive accrual due to year-to-date financial performance and reduced travel expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We recognized approximately $506,218 of stock-based compensation expense for the three months ended September 30, 2008 compared to $490,068 for the three months ended September 30, 2007. We recognized $1,529,393 of stock-based compensation expense for the nine months ended September 30, 2008 compared to $1,434,922 for the nine months ended September 30, 2007. We estimate stock-based compensation expense for the full year 2008 will be approximately $2,015,000.

Depreciation

Depreciation expense, including depreciation of leasehold improvements, as a percentage of net revenue increased to 3.7% for the three months ended September 30, 2008 from 3.3% for the three months ended September 30, 2007. Depreciation expense, as a percentage of net revenue increased to 3.6% for the nine months ended September 30, 2008 from 3.3% for the nine months ended September 30, 2007. Pro forma depreciation expense, including depreciation of leasehold improvements, as a percentage of pro forma net revenue increased to 3.9% for the three months ended September 30, 2008 from 3.3% for the three months ended September 30, 2007. Pro forma depreciation expense as a percentage of pro forma net revenue increased to 3.7% for the nine months ended September 30, 2008 from 3.4% for the nine months ended September 30, 2007. The increase for both the three and nine month periods was the result of the underutilization of the six retained facilities that we did not transfer to PDG as part of the litigation settlement as well as facility investment projects, including seven expanded/relocated facilities and two denovo facilities.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2008. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2008 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.4% for the three months ended September 30, 2008 from 2.6% for the three months ended September 30, 2007. Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.2% for the nine months ended September 30, 2008 from 2.3% for the nine months ended September 30, 2007. Amortization expense as a percentage of pro forma net revenue increased to 3.5% for the three months ended September 30, 2008 from 3.1% for the three months ended September 30, 2007. Amortization expense as a percentage of pro forma net revenue increased to 3.5% for the nine months ended September 30, 2008 from 2.9% for the nine months ended September 30, 2007. The increase for both the three and nine month periods was due to affiliations completed during 2007, most notably the affiliations with Metro and Barzman, Kasimov & Vieth (“BKV”).

Amortization of assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

Litigation Settlement (Gain) Expense

Litigation gain for the three months ended September 30, 2008 was $7,000 as compared to an expense of $826,000 for the three months ended September 30, 2007. Litigation gain was $30,821,000 for the nine months ended September 30, 2008 as compared to an expense of $2,174,000 for the nine months ended September 30, 2007.

Earnings from Operations

Earnings from operations increased to $7,958,000 for the three months ended September 30, 2008 from $5,252,000 for the three months ended September 30, 2007. Earnings from operations increased to $54,920,000 for the nine months ended September 30, 2008 from $20,662,000 for the nine months ended September 30, 2007. Pro forma earnings from operations increased 23% to $5,046,000 for the three months ended September 30, 2008 from $4,091,000 for the three months ended September 30, 2007. As a percentage of pro forma net revenue, pro forma earnings from operations decreased to 7.7% for the nine months ended September 30, 2008 from 9.5% for the nine

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

months ended September 30, 2007. The decrease for the three and nine month periods is primarily due to increased salary and benefits expenses attributable to the six dental facilities retained as part of the litigation settlement with PDG, increased amortization of intangibles and depreciation expense as a result of our 2007 acquisition and affiliation activity, somewhat offset by reduced general corporate expenses as well as lab fees and dental supplies.

Interest Expense

Net interest expense increased to $2,390,000 for the three months ended September 30, 2008 from $823,000 for the three months ended September 30, 2007. Net interest expense increased to $7,264,000 for the nine months ended September 30, 2008 from $2,026,000 for the nine months ended September 30, 2007. The increase is primarily due to greater borrowings as a result of acquisitions and affiliations completed during 2007 and to a lesser extent increased amortization of deferred financing costs.

Minority Interest

For the three months ended September 30, 2008 and September 30, 2007, we recorded minority interest expense of $140,000 and $102,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. For the nine months ended September 30, 2008 and September 30, 2007, we recorded minority interest expense of $431,000 and $349,000, respectively, representing the gains attributable to minority interest holders net of cumulative losses. The increase in 2008 is primarily due to an increase in net earnings of Tooth Doctor.

Income Taxes

Our effective tax rate increased to 39.0% for the three months ended September 30, 2008 as compared to 37.6% for the three months ended September 30, 2007. The increase is due to an increase in state income taxes. Our effective tax rate decreased to 39.0% for the nine months ended September 30, 2008 as compared to 39.3% for the nine months ended September 30, 2007. This decrease is due to a reduction in our state income taxes. We expect our effective tax rate to approximate 39% for 2008.

Net Earnings

As a result of the foregoing, net earnings increased to $3,310,000 for the three months ended September 30, 2008 from $2,701,000 for the three months ended September 30, 2007. Net earnings increased to $28,808,000 for the nine months ended September 30, 2008 from $11,108,000 for the nine months ended September 30, 2007. Pro forma net earnings decreased to $1,534,000 for the three months ended September 30, 2008 from $1,977,000 for the three months ended September 30, 2007. As a percentage of pro forma net revenue, pro forma net earnings decreased to 2.2% for the three months ended September 30, 2008 from 3.5% for the three months ended September 30, 2007. As a percentage of pro forma net revenue, pro forma net earnings decreased to 2.5% for the nine months ended September 30, 2008 from 4.9% for the nine months ended September 30, 2007. This decrease for both the three and nine month periods is primarily due to increased salaries and benefits attributable to the six dental facilities retained as part of the litigation settlement with PDG, increased interest expense as well as amortization of intangibles and depreciation expense as a result of our 2007 acquisition and affiliation activity.

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

For the nine months ended September 30, 2008 and 2007, cash provided by operating activities amounted to $27,954,000 and $19,592,000, respectively. For the nine months ended September 30, 2008, the increase in cash

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

provided by operations primarily resulted from net earnings after adjusting for non-cash items somewhat offset by changes in working capital. Non-cash items included a net non-cash gain representing the fair market value of the assets transferred to PDG in settlement of the litigation in excess of their book value, a deferred tax benefit associated with the litigation settlement and an increase in depreciation and amortization expense. As compared to the same period in 2007, the decrease in cash flow from working capital items was due primarily to an increase in accounts receivable. Accounts receivable negatively impacted cash flow from operations relative to the prior year as a result of amounts due from PDG pursuant to the transition services agreement and an increase in amounts due from affiliated practices. While PDG has fully paid us for interim management services due during the period, at quarter end PDG owed us $4,912,000 pursuant to the transition services agreement. For the nine months ended September 30, 2007, cash from operations primarily resulted from net earnings after adding back non-cash items and increases in accounts payable and accrued compensation and benefits offset by an increase in accounts receivable and income taxes receivable.

For the nine months ended September 30, 2008 and 2007, cash used for investing activities amounted to $22,638,000 and $127,771,000, respectively. The decrease in cash used for investing activities compared to the same period in 2007 is due to a decrease in cash paid in connection with acquisition and affiliation transactions as the level of corporate development activity was lower during the nine months ended September 30, 2008 as compared to the same period in 2007 offset by an increase in contingent and deferred payments as a result of finalizing the contingent payment of $9,685,000 related to our acquisition of Metropolitan Dentalcare Holdings, Inc. In addition, we incurred approximately $9,333,000 of capital expenditures related to the relocation/expansion of seven dental facilities, two de novo dental facilities and also on-going maintenance capital expenditures for the nine month period ended September 30, 2008. We anticipate capital expenditures of approximately $12,000,000 for the full year 2008.

For the nine months ended September 30, 2008 and 2007, cash (used in)/provided by financing activities amounted to $(5,210,000) and $114,203,000, respectively. As compared to the same period in 2007, the 2008 decrease is due to a lower level of affiliations and acquisition activity and a reduction in proceeds and tax benefits from the exercise of stock options.

We have a revolving credit facility in the amount of $75,000,000. The facility matures in January 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at our option.

The margin is based upon our debt coverage ratio and ranged from 1.5% to 1.75% for prime borrowings and 2.25% to 2.5% for LIBOR borrowings, until amended on October 24, 2008 after which the margin ranges from 4.25% to 4.50%. At September 30, 2008, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.2% and the prime interest rate under the credit facility, including borrowing margin, was 6.25%. In addition, we pay a commitment fee on the unused balance of our credit facility ranging from .0375% to .0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. We are also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with our covenants as of September 30, 2008. The outstanding balance under this line as of September 30, 2008 was $35,150,000, and we had stand-by letters of credit amounting to $1,669,200 at September 30, 2008. The unused balance under this revolving credit facility as of September 30, 2008 was $38,180,800 and based on borrowing covenants, reduced by the stand-by letter of credit, $26,000,000 was available for borrowing.

We have a term loan in the amount of $100,000,000. The loan matures in January 2010 and was used to fund our 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from February 29, 2008 is 250 basis points and will increase 50 basis points each 90 days thereafter. Pursuant to the October 24, 2008 amendment, the margin is 450 basis points until February 28, 2009 and will increase 50 basis points each 90 days thereafter. All of the obligations under this term loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility.

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

Our growth to date has resulted in large measure from our ability to affiliate with additional dental practices. Historically, we have used a combination of cash, debt, and to a lesser extent, common stock as consideration for past affiliations. In recent years, the consideration paid has consisted of cash. We intend to continue to use cash flow from operations and our revolving credit facility to provide consideration for future affiliations. If cash flow from operations is not sufficient or debt financing is not available as needed on terms acceptable to us, we may have to issue or sell equity securities or, if unsuccessful, modify our affiliation strategy. We are constantly evaluating potential affiliations with dental practices that would expand our business as well as possible acquisitions of businesses that would broaden our business capabilities. The number of practice affiliations over the next twelve months will be at levels less than we have achieved during each of 2006 and 2007. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We have accounts receivable due from PDG of $4,912,000 as of September 30, 2008. To date, PDG has met its monthly installment payment obligations under the transition services agreement, but there can be no assurance that PDG will meet its future obligations. We have not recorded any losses related to accounts receivable due from PDG pursuant to the transition services agreement.

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

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of September 30, 2008.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Uncertain Tax Positions

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2007, we had $393,000 of gross unrecognized income tax benefits, of which $386,000 would affect our effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three and nine months ended September 30, 2008.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of September 30, 2008, we have approximately $100,000 of accrued interest and penalties related to uncertain tax positions.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2003 to 2007 remain open to examination by taxing jurisdictions to which we are subject. The Company received notice on October 7, 2008 that the Internal Revenue Service will examine our Federal income tax return for the year ending December 31, 2006.

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

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 2.25% to 2.50% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at September 30, 2008 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,155,270 per annum. (see Note 16, “Subsequent Event” of the Notes to Interim Consolidated Financial Statements).

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of September 30, 2008.

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

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, American Dental Partners, Inc. or the “Company” and certain of its executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10230-RGS, and “Monihan v. American Dental Partners, Inc. et al.,” civil action number 1:08-CV-10410- RGS, which were filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of common stock of the Company during the period August 10, 2005 through December 13, 2007. The complaints allege that the Company and certain of its executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning certain litigation with PDG, P.A. (“PDG”), and conduct allegedly underlying that litigation, during the Class Period, which misrepresentations and omissions had the effect of artificially inflating the market price of the Company’s common stock. Each plaintiff seeks class certification, an unspecified amount of money damages, costs and attorneys’ fees, and any equitable, injunctive, or other relief the Court deems proper. We are unable to estimate any potential losses with respect to these actions.

On or about May 29, 2008, the Court appointed a new named plaintiff, the Operating Engineers Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A. (“Grant & Eisenhofer”), as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. The Operating Engineers Pension Fund filed with the Court a consolidated amended complaint on September 29, 2008, which among other things, alleges a new class period of February 25, 2004 through December 13, 2007. The defendant’s response is due within sixty days thereafter.

Derivative Litigation

On or about June 2, 2008, a derivative action was brought in the Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Musselman v. Serrao et al.,” civil action number 08-2444-BLS. The complaint names the Company as a nominal defendant and certain of its former and present directors and present executive officers (collectively, the “Musselman Individual Defendants”) as defendants. The complaint was amended on July 31, 2008. Plaintiffs Teresa and Stephen Musselman filed the action without first making a demand on our Board of Directors to address the allegations. The amended complaint involves factual allegations relating to the Company’s prior litigation with PDG and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the Musselman Individual Defendants and claims for unjust enrichment and insider selling against some of the Individual Defendants. The relief the complaint seeks on behalf of the Company includes an unspecified amount of money damages, disgorgement from some of the Individual Defendants, corporate governance changes, and any equitable, injunctive, or other relief the Court deems proper. The plaintiffs also seek unspecified costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the Company.

On or about July 1, 2008, a derivative action was brought in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Dyer v. Serrao et al.,” civil action number 08-2417. The complaint names the Company as a nominal defendant and certain of its present directors and executive officers (collectively, the “Dyer Individual Defendants”) as defendants. Plaintiff Dyer filed the action without first making a demand on our Board of Directors to address the allegations. The complaint involves factual allegations relating to the Company’s prior litigation with PDG and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants. The relief the complaint seeks on behalf of the Company includes an unspecified amount of money damages and any equitable, injunctive, or other relief the Court deems proper. The plaintiff also seeks unspecified costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the Company. We are unable to provide a range of potential damages with respect to this action.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION– (Continued)

On July 31, 2008, plaintiffs in the Dyer and the Musselman actions, the Company, and the Individual Defendants filed a Joint Motion For Transfer and Consolidation, requesting that the court transfer and consolidate the Dyer and Musselman actions in the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Motion was granted on August 15, 2008, and the Dyer action was received in the Business Litigation Session on September 22, 2008 under the new civil action number 08-4132-BLS1. Defendants filed a Motion to Stay Discovery on October 1, 2008, and that motion remains pending. The court granted Plaintiffs’ Motion to Appoint Co-Lead Counsel and Liaison Counsel and for Entry of a Pre-Trial Order on October 3, 2008 and set a briefing schedule for Defendants’ Motion to Dismiss the action. The Defendants’ Motion to dismiss was served on October 15, 2008; briefing is not yet complete. A hearing on the motion is scheduled for the first quarter of 2009.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION – (Continued)

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

Exhibits (see exhibit index on page 38)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 7, 2008	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

November 7, 2008	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

November 7, 2008	/s/ Mark W. Vargo
Mark W. Vargo
Vice President, Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 7 to Amended and Restated Credit Agreement among American Dental Partners, Inc., its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated October 24, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed October 28, 2008).

10.2	Amendment No. 3 to Term Loan Agreement among American Dental Partners, Inc., its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge, LLC, as lender and as administrative agent, dated October 24, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer