Form 10-K
period 2008-12-31
AMERICAN DENTAL PARTNERS INC
filed 2009-03-16
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the Nasdaq National Market System, on June 30, 2008, amounted to $145,873,920. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded, in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,948,575 shares outstanding of the issuer’s Common Stock, $0.01 par value, at March 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with its ability to refinance its credit facilities on satisfactory terms, overall or regional economic conditions, dependence upon affiliated dental practices, contracts its affiliated practices have with third-party payors, dependence upon service agreements and government regulation of the dental industry, the impact of any terminations or potential terminations of such contracts, fluctuations in labor markets and the Company’s acquisition and affiliation strategy. Additional risks, uncertainties and other factors are described in Item 1A.

PART I

As used in this Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “us” and “our” refer to American Dental Partners, Inc. and its wholly-owned subsidiaries. The term “practice” or “dental group practice” refers to a dentist-owned professional corporation, professional association or service corporation which is responsible for providing dental care to patients. An “affiliated practice” or an “affiliated dental practice” is a professional corporation, professional association or service corporation which is not owned by us that has entered into a long-term service agreement with us. An “affiliated dental group” is comprised of an affiliated practice and a Company-owned service company entity which have entered into a long-term service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice,” “affiliated dental practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, a corporation that is 85% owned by us and, as permitted by applicable state law, employs dentists. Consequently, there is no service agreement between Arizona’s Tooth Doctor for Kids and us (see “Item 1. Business – Arizona’s Tooth Doctor for Kids”).

ITEM 1. BUSINESS

Overview

American Dental Partners is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2008, we were affiliated with 25 dental group practices, comprising 545 full-time equivalent dentists practicing in 241 dental facilities in 18 states. We were incorporated in Delaware in 1995.

Dental Care Industry

The market for dental care is large, growing and highly fragmented. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% annually from 1990 to 2007 reaching $95 billion in 2007. Expenditures for dental care are expected to be approximately $170 billion by 2017, representing a 6% annual growth rate from 2007 to 2017. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

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

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association (“ADA”), in 2005, approximately 63% of the 160,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice, however, fell from 22% in 2002 to 19% in 2006 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as a solo practitioner as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2006 graduated with an average of $247,000 of debt and 43% were female. We believe group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2006, approximately 79% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 21% of practicing dentists.

Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third-party payors for dental care. These third-party payors offer indemnity insurance plans, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans as fee-for-service plans. Under a PPO plan, the dentist agrees to accept a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under dental referral plans, full reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some portion of reimbursement is provided by the payor to the participating dentist. We categorize dental referral plans as PPO plans.

The National Association of Dental Plans (“NADP”) and the Delta Dental Plans Association (“DDPA”) estimated that 173 million people, or 57% of the population of the United States, were covered by some form of dental benefit plan in 2007. This compares with 133 million people, or 52% of the population, in 1996. Of the 173 million people with coverage, 55% were covered by PPO plans, 15% by indemnity insurance plans, 12% by publicly funded benefits such as Medicaid, 9% by dental referral plans, 8% by capitated managed care plans and 1% by direct reimbursement plans. The number of people covered by PPO plans increased from 21 million in 1996 to 92 million in 2006, representing an annual growth rate of 16%.

Business Objective and Strategy

Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources and support to each affiliated practice so that each may become the market leading, high quality dental provider of its community. We believe the core attributes of a leading dental group include the following: (i) a common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities, (v) advanced information systems and (vi) a qualified local management team with well-defined responsibilities and accountability.

In executing our strategy, we provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. In order to execute our strategy successfully we are continually enhancing or expanding our capabilities and resources, including vertical integration of ancillary activities.

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

Our affiliation model is designed to create a relationship between the affiliated practice and us that allows each party to maximize its strengths and retain its autonomy. We believe the core values of our relationship with our affiliated practices are shared governance and shared financial objectives, and we have structured our affiliation model to achieve these goals. Shared governance is achieved by the formation of a joint policy board for each affiliated dental group which is comprised of an equal number of representatives from the affiliated practice and us. Together, members of the joint policy board develop strategies and decide on major business initiatives. Shared financial objectives are achieved through the joint implementation of an annual planning process that establishes the financial performance standards for the affiliated dental group, including the affiliated practice and us. Under our business model, the dentists continue to have sole and complete discretion over clinical decision-making and patient care while we manage the business aspects of the affiliated practice.

Affiliated Dental Groups

From November 1996 (the date of our first affiliation) through December 31, 2008, we have completed 104 acquisition and affiliation transactions, which resulted in affiliations with 25 affiliated dental groups comprising 241 dental facilities in 18 states. On December 31, 2007, our affiliation with PDG, P.A. (“PDG”), the affiliated practice at Park Dental, ended, and on February 29, 2008 we transferred 25 of our 31 Park Dental facilities to PDG as part of a settlement agreement. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Litigation Settlement Agreements.” The following table lists our affiliated dental groups as of December 31, 2008.

				Practice Specialties (2)
Affiliated Dental Group	State	Dental Facilities	Operatories (1)	General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prosth- odontics
1st Advantage Dental – New England	Massachusetts/Vermont	4	33	✓
1st Advantage Dental – New York	New York	11	86	✓	✓	✓	✓	✓	✓
Advanced Dental Specialists	Wisconsin	2	16		✓	✓			✓
American Family Dentistry	Tennessee	8	54	✓			✓		✓
Arizona’s Tooth Doctor for Kids (3)	Arizona	6	68	✓			✓	✓
Associated Dental Care Providers (3)	Arizona	12	130	✓	✓		✓
Assure Dental	Minnesota	2	8	✓
Carus Dental (3) (4)	Texas	22	163	✓		✓	✓	✓
Chestnut Hills Dental	Pennsylvania	8	60	✓		✓	✓
Cumberland Dental (3)	Alabama	3	33	✓		✓	✓		✓
Deerwood Orthodontics	Wisconsin	7	35				✓
Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓
Forward Dental (3)	Wisconsin	27	258	✓	✓			✓	✓
Greater Maryland Dental Partners	Maryland/Virginia	6	71	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	15	✓			✓		✓
Metro Dentalcare	Minnesota	41	329	✓	✓	✓	✓	✓	✓
Oklahoma Dental Group	Oklahoma	4	36	✓			✓
Orthodontic Care Specialists (3)	Minnesota/Wisconsin	20	104				✓
Premier Dental Partners	Missouri	8	76	✓					✓
Redwood Dental Group	Michigan	6	76	✓			✓		✓	✓
Riverside Dental Group (3)	California	7	121	✓	✓	✓	✓	✓	✓	✓
Sacramento Oral Surgery	California	5	10			✓
University Dental Associates (3) (5)	North Carolina	13	106	✓		✓	✓
Valley Dental Group (3)	Minnesota	1	15	✓	✓	✓	✓		✓	✓
Western New York Dental Group (3)	New York	15	165	✓	✓	✓	✓	✓	✓

		241	2,107

(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(2) Services provided by specialists who are board-certified or board-eligible.

(3) Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).

(4) Texas Oral & Maxillofacial Surgery Associates merged with Carus Dental in 2008.

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

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care (“AAAHC”) as a means for supporting the quality initiatives of the affiliated dental groups. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement and facilities. We work with the affiliated practices to achieve accreditation. Depending on the level of development and organization, achieving accreditation can take several years of preparation. Currently, ten affiliated practices have achieved accreditation status from the AAAHC.

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

We have also devoted significant resources to develop innovative, proprietary skills training programs. Training programs exist for improving patient service, such as creating a positive patient arrival/departure experience, improving telephone etiquette and managing unhappy patients, and developing business management competencies, such as improving recruiting skills, developing effective mentoring processes and managing time. The programs are modular and are made available at the affiliated dental groups. We have a national training team comprised of training specialists who partner with the leadership of our affiliated groups to assess the job skills and services of each affiliate in order to implement and maintain continuous training and development programs. Once implemented, the affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the dental group. We believe that by investing in skills training, we empower our team members to assist the affiliated practices in providing exceptional patient care and service.

Payor Relationships and Reimbursement Mix

Although we believe that the clinical philosophy of each affiliated practice should not be compromised by economic decisions, we recognize that the source of payment for dental services affects operating and financial performance. Generally, we believe it is easier to grow patient revenue within a given community when the payor mix of the affiliated practice is aligned with the payor mix in that community. We help the affiliated practices optimize their revenue by analyzing their payor mix on an ongoing basis, as well as providing assistance with evaluating and negotiating their dental benefit provider contracts for improved reimbursement rates.

We believe it is advantageous to be affiliated with dental group practices that have successfully provided care to patients under all reimbursement methodologies. Since a shift is taking place in the dental benefits market from indemnity insurance plans and capitated managed care plans to PPO plans and dental referral plans, we believe that experience in operating under all of these plans provides an advantage as it relates to increasing community presence. Most of the affiliated practices provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of the affiliated practices for the years ended December 31:

	2008	2007	2006
Fee-for-service	19%	28%	31%
PPO and dental referral plans	70%	60%	52%
Capitated managed care plans	11%	12%	17%

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

Practice Management Systems

The affiliated dental groups use various dental practice management software systems to facilitate patient scheduling, billing patients and insurance companies, assistance with facility staffing and for other practice related activities. Since 2002, we have been developing Improvis, a proprietary practice management system which replaces Comdent, a legacy software system. Improvis has been designed to include expanded clinical, managerial and financial capabilities. As of December 31, 2008, 19 affiliated dental groups had implemented Improvis at 179 dental facilities. We intend to implement Improvis at four additional affiliated dental groups in 2009. At year end 2008, we were pilot testing Improvis’ electronic dental record phase, and in 2009 we intend to pilot test Improvis’ digital radiography phase. In addition to these phases, Improvis will include orthodontic practice management and management dashboard functionality as future phases. There can be no assurance, however, that we will successfully implement Improvis at additional dental groups during 2009 or that all phases of the system will be successfully developed.

In connection with one of our affiliations, we acquired the rights to Comdent, a practice management system designed for use by multi-specialty dental groups. Comdent has been in continuous use since 1987, and as of December 31, 2008, Comdent was in use at two of the affiliated dental groups. We intend to retire Comdent in 2009. Two of the affiliated dental groups use commercially available practice management systems.

Orthodontic Care Specialists and Deerwood Orthodontics, which exclusively provide orthodontic services, utilize a proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at fifteen other affiliated dental groups which have a significant orthodontics practice.

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

As part of the litigation settlement with PDG, we entered into a transition services agreement effective January 1, 2008. Under the agreement, we provided certain of the same types of services to PDG as we provide under our other service agreements, including access to our Comdent practice management system, financial reporting and accounting, billing and collection management, human resource, accounts payable and payroll, supplies procurement and other administrative services. These services were provided to the 25 dental facilities transferred to PDG as part of the litigation settlement and to the PDG dentists who were practicing in our dental facilities on a temporary basis. Our services under the agreement terminated on September 30, 2008, PDG has paid fees for the services in the aggregate amount of $19,000,000 in 2008 and reimbursed certain of our expenses. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Litigation Settlement Agreements.”

Arizona’s Tooth Doctor for Kids

We own 85% of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”). Tooth Doctor is a dental group practice which provides dental care to children through six locations in metropolitan Phoenix and Globe, Arizona, and approximately 90% of the group’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System (“AHCCCS”), the state’s Medicaid program. While we employ the Tooth Doctor dentists as permitted by applicable state law, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice.

Competition

The dental services industry is highly competitive. There are approximately 24 competing dental management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental management companies are their affiliation models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record. We believe we compete effectively with other companies that provide business services to dental practices with respect to these factors. The dental practices affiliated with us compete with other dental group practices and individual dentists in their respective communities.

Government Regulation

General

The practice of dentistry is highly regulated, and our operations and those of the affiliated practices are subject to numerous state and federal laws and regulations. Furthermore, we may become subject to additional laws and regulations as we expand into new states, and there can be no assurance that the regulatory environment in which we and the affiliated practices operate will not change significantly in the future. Our ability to operate profitably will depend, in part, upon us and the affiliated practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable laws. Future legislative or regulatory changes could have a material impact on us, and violations of federal or state laws can result in criminal, civil and administrative penalties.

We structure our business, operations and contractual relationships in a manner intended to comply with applicable law, but there can be no assurance that applicable laws will not change and will be interpreted in a manner consistent with our interpretation and intent. In light of this, our service agreements provide that if there is any change in any law, regulation, rule or policy, or any ruling or interpretation by any court or other governing body, that materially and adversely affects, or is reasonably likely to affect, the way in which either party is to perform or be compensated under the service agreement, or which makes the service agreement unlawful, then the parties are obligated to use their best efforts to revise their relationship in a way that complies with the applicable regulatory change or ruling and approximates as closely as possible the economic positions of the parties prior to that change or ruling. There can be no assurance, however, that this provision will be enforced if the legality of our service agreement is challenged.

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

Tooth Doctor and the other affiliated practices are also covered entities under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Among other things, HIPAA includes provisions regarding protection of the privacy of patient-identifiable health information, requiring us to maintain extensive policies and procedures and also includes provisions relating to standards for security of electronic protected health information and electronic transactions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a material effect on how we and our affiliated practices handle health care related data and the cost of compliance. Failure to comply with existing or new laws or regulations related to patient health information could result in criminal or civil sanctions

Finally, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Medicaid

Tooth Doctor and three of our other affiliated practices are providers under Medicaid programs in Arizona, Minnesota, New York and Texas. As a result, they must comply with both state and federal Medicaid laws as well as the requirements of their contracts with third-party payors which administer claims and reimbursement under those programs.

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

Customers

For the fiscal year ended December 31, 2008, revenue generated from our service agreements with Metro Dentalcare P.L.C., the affiliated practice at Metro Dentalcare, and Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 20% and 12%, respectively, of our consolidated net revenue. The termination of either service agreement could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2008, we had 2,531 employees, including 35 dentists and 1 medical doctor (representing 34 full-time equivalent dentists), 430 hygienists, 704 dental assistants and 1,365 administrative personnel at our dental facilities, shared service centers and our corporate office. We consider our relationship with our employees to be satisfactory. We do not employ dentists, hygienists or dental assistants in states where laws prohibit us from doing so. As of December 31, 2008, the affiliated practices, excluding Tooth Doctor, employed 315 hygienists, 304 dental assistants and employed or contracted with 622 dentists (representing 511 full-time equivalent dentists).

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

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by the Board of Directors:

Name	Age	Position
Gregory A. Serrao*	46	Chairman, President and Chief Executive Officer
Breht T. Feigh*	42	Executive Vice President – Chief Financial Officer and Treasurer
Michael J. Vaughan*	55	Executive Vice President – Chief Operating Officer
Michael J. Kenneally	48	Senior Vice President – Regional Operations
Jesely C. Ruff, D.D.S.	54	Senior Vice President – Chief Professional Officer
Ian H. Brock	39	Vice President – Planning and Investment
Robert A. Duncan	61	Vice President – Information Systems
Mark W. Vargo*	57	Vice President – Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. (“Cardinal Health”). From 1991 to 1992, Mr. Serrao served as Vice President – Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. from 1985 to 1990. Mr. Serrao serves on the Board of Fellows of the Harvard School of Dental Medicine, the Board of Directors of Focus Financial, LLC and the Board of Governors for the Boys and Girls Club of Lawrence, Massachusetts.

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

Mr. Vargo has served as our Vice President – Chief Accounting Officer since May 2003. From May 2000 to August 2002, Mr. Vargo was Vice President of Finance and Administration for International Garden Products, Inc. (“IGP”), during which he served as Chief Financial Officer of IGP’s Langeveld business unit from October 2001 to August 2002. From January 1999 to February 2000, Mr. Vargo was Global Controller of EMC, Inc. From 1990 to January 1999, Mr. Vargo served in several senior management positions at Anixter International Inc. including Vice President of Finance of the Structured Cabling Division and North American Controller. Mr. Vargo began his professional accounting career with a predecessor to KPMG LLP.

ITEM 1A. RISK FACTORS

We may not be able to refinance our credit facilities on satisfactory terms

Our revolving credit facility and term loan mature on January 20, 2010 and the current credit markets are very limited and restrictive. Our failure to extend the maturity or to refinance our revolving credit facility and term loan with our existing lenders or others on satisfactory terms will have a material adverse effect on our business, financial condition and results of operations. We may be able to refinance only a portion of our revolving credit facility and term loan, necessitating the issuance of subordinated debt, preferred stock or common stock, or some combination of such securities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders.

We are impacted by general economic conditions

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 85% of the patients of our affiliated practices have dental insurance, and demand for dental care is heavily influenced by dental insurance. In general, dental insurance covers 100% of preventative care, only 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, patients, with or without dental insurance, are financially responsible for a considerable portion of their dental expenditures. With the deteriorating economic conditions initially emanating from consumer indebtedness, consumer spending patterns have changed. Our affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As are result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us is lower net revenue and lower profit margins. We believe economic conditions will adversely impact us during 2009, although we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations. We also believe the current economic conditions will not lessen the dental care needs of patients and therefore will not impact long term trends of the dental care industry.

We are dependent on the performance of the affiliated practices for our net revenue

Our net revenue depends primarily on revenue generated by the affiliated practices. We do not employ dentists, except for Arizona’s Tooth Doctor for Kids, and we do not control the clinical decisions of any of the affiliated practices. There can be no assurance that the affiliated practices will maintain successful operations or that any of the key members of a particular affiliated practice will continue practicing with that practice. Availability of dentists, hygienists or dental assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ and we have similar restrictive covenants with Tooth Doctor’s dentists. There can be no assurance that these restrictive covenants will remain in effect in all cases, are or will be sufficient to protect the interests of the affiliated practices or that a court will enforce such agreements. Any material loss of revenue by an affiliated practice, whether due to the loss of existing dentists or the inability to recruit new ones, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the service agreements we have entered into with each of the affiliated practices, except for Tooth Doctor, for substantially all of our revenue. Revenue generated from our service agreements with Metro Dentalcare P.L.C., the affiliated dental practice at Metro Dentalcare, and with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 20% and 12%, respectively of our consolidated net revenue in 2008. The termination of either of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

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

Our net revenue at Tooth Doctor and three other affiliated practices may be adversely affected by changes in state Medicaid programs

Tooth Doctor is largely dependent upon reimbursements under Arizona’s Medicaid program and three of our other affiliated practices are providers under various state Medicaid programs. Changes in those programs affecting provider eligibility, reimbursement rates or specific dental procedures eligible for reimbursement, or our affiliated practices failure to maintain its authorization as a provider under these programs, or to comply with applicable state and federal law or its contracts with the payors who administer claims and make payments under these programs, could have a material adverse effect on our business, financial condition and results of operations.

Determinations by regulatory authorities could have a material adverse effect on our operations

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

Changes in the laws and regulatory environment could have a material adverse effect on our operations

Similarly, there can be no assurance that the laws and regulatory environment will not change to restrict or limit the enforceability of our service agreements. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with dental group practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states, or may require us to restructure our current or future operations. For example, a bill recently introduced in the Arizona legislature would impose additional specific reporting and other obligations on business entities, such as us, who own dental practices, and there have been efforts in the past to enact legislation which would have restricted our ability to own dental practices in that state. There can be no assurance that similar legislation will not be enacted in the future. Additionally, the Arizona Board of Dentistry has approved changes to certain sedation rules, and those proposed changes were sent to the Governor’s Regulatory Review Counsel for review. Those changes, if ultimately implemented, or other changes to these rules could adversely affect Tooth Doctor.

Our future affiliations or acquisitions may not be completed on acceptable terms or successfully integrated

Our strategy includes expansion through affiliations with dental group practices in new and existing states and the expansion of such affiliated practices. Affiliations involve numerous risks, including failure to retain key personnel and contracts of the affiliated practices and the inability to work successfully with us as a business partner. There can be no assurance that we will be able to complete additional affiliations on acceptable terms and conditions or that we will be able to serve successfully as a business partner to additional practices, and this could adversely affect our business, financial condition or results of operations. In addition, we entered into agreements to amend our revolving credit agreement and our term loan effective October 24, 2008 which limit amounts which can be borrowed to fund affiliations and acquisitions, and as a result the number of new affiliations and acquisitions over the next twelve months will be at levels lower than we achieved in recent years.

We may not realize the expected value of our goodwill and intangible assets

A significant portion of our total assets is represented by goodwill and intangible assets, with the amount expected to increase with future affiliations. In addition, the amortization expense related to definite lived intangible assets will increase in the future as a result of additional intangible assets recorded in connection with new affiliations. Management performs an impairment test on goodwill and indefinite lived intangible assets at least annually or when facts and circumstances exist which would suggest that the goodwill or indefinite lived intangible asset is impaired. An impairment test on goodwill and definite lived intangible assets is performed when facts and circumstances exist which would suggest that the definite lived intangible asset may be impaired, such as loss of key personnel, change in legal factors or competition. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. If impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Any future determination requiring the write off of goodwill, indefinite lived intangibles or a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease most of our facilities from unrelated third-parties. As of December 31, 2008, we leased or owned 241 dental facilities, three dental labs and 15 local management offices, including our corporate headquarters. Our corporate office is located at 401 Edgewater Place, Suite 430, Wakefield, Massachusetts 01880, in approximately 17,000 square feet of office space occupied under a lease which expires in 2014. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities. For the year ended December 31, 2008, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CA-10230-RGS, and “Monihan v. American Dental Partners, Inc., et. al.,” civil action number 1:08-CV-10410-RGS, all filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated there under, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group against PDHC, Ltd., titled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 (“PDG Litigation”), and conduct at issue in that action during the Class Period, which had the effect of artificially inflating the market price of our stock. Each complaint also asserts control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants.

On or about May 29, 2008, the Court appointed the Operating Engineers Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A., as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. On September 29, 2008, the Operating Engineers Pension Fund filed with the Court a consolidated amended complaint, which alleges a new class period of February 25, 2004 through December 13, 2007 and asserts violations of the federal securities laws as described above. On December 5, 2008, we and the other defendants filed a motion to dismiss the action. The plaintiff filed an opposition to the motion on January 30, 2009. The Court has scheduled a hearing on the motion in April 2009. Each plaintiff seeks class certification, an unspecified amount of money damages, costs and attorneys’ fees and any equitable, injunctive or other relief the Court deems proper. We are unable to estimate any potential losses with respect to these actions. We intend to defend the matters vigorously.

Derivative Litigation

On or about June 2, 2008, a derivative action was filed in the Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Musselman v. Serrao et al.,” C.A. No. 08-2444-BLS. The complaint names us as a nominal defendant and certain of our directors and executive officers (collectively, the “Musselman Individual Defendants”) as defendants. The action was filed without first making a demand on our Board of Directors to address the allegations. The complaint was amended on July 31, 2008. The amended complaint involves factual allegations relating to the PDG Litigation and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the Musselman Individual Defendants and claims for unjust enrichment and insider selling against some of the Individual Defendants. The relief the complaint seeks on behalf of us includes an unspecified amount of money damages, disgorgement from some of the Individual Defendants, corporate governance changes and any equitable, injunctive or other relief the Court deems proper. Plaintiffs Teresa and Stephen Musselman also seek costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the Company. We are unable to provide a range of potential damages with respect to this action.

On or about July 1, 2008, a derivative action was filed in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Dyer v. Serrao et al.,” C.A. No. 08-2417. The complaint names ADPI as a nominal defendant and certain of our present directors and executive officers (collectively, the “Dyer Individual Defendants”) as defendants. Plaintiff Dyer filed the action without first making a demand on our Board of Directors to address the allegations. The complaint involves factual allegations relating to the PDG Litigation and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants. The relief the complaint seeks on behalf of the Company includes an unspecified amount of money damages and any equitable, injunctive or other relief the Court deems proper. The plaintiff also seeks costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the Company. We are unable to provide a range of potential damages with respect to this action.

On August 15, 2008, on the joint motion of the parties, the Dyer and the Musselman actions were consolidated and the Dyer action was ordered to be transferred to the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Dyer action was received in the Business Litigation Section on September 22, 2008, under the new civil action number 08-4132-BLS1.

On October 3, 2008, the Court granted Plaintiffs’ Motion to Appoint Co-Lead Counsel and Liaison Counsel and for Entry of a Pre-Trial Order. Defendants filed a Motion to Stay Discovery, which the Court granted on November 20, 2008. We, and the Dyer and Musselman Individual Defendants, have brought a motion to dismiss the consolidated action, which was fully briefed and filed with the Court on December 23, 2008. A hearing date on the motion has been scheduled in April 2009. We intend to defend the matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our Common Stock is traded on the NASDAQ National Market system under the symbol “ADPI.” The following table sets forth the range of the reported high and low sales prices of our Common Stock for the years ended December 31, 2007 and 2008.

2007	High	Low
1st Quarter	$22.35	$18.58
2nd Quarter	$29.50	$20.39
3rd Quarter	$28.36	$19.18
4th Quarter	$28.95	$4.22

2008	High	Low
1st Quarter	$10.68	$8.19
2nd Quarter	$12.50	$8.67
3rd Quarter	$14.17	$10.01
4th Quarter	$12.00	$6.30

As of December 31, 2008, there were approximately 14 holders of record of our Common Stock on the books of our transfer agent and registrar. However, the number of registered holders does not bear any relationship to the number of beneficial owners of our Common Stock.

Historically we have had the ability to pay cash dividends but have not done so. Under our most recent amendments to our credit facility and term loan, we no longer have the ability to pay cash dividends (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”).

Our performance graph below (and the accompanying data points upon which the graph is based on) provides a graphical comparison of our stock performance to comparable indices over five years.

	12/03	12/04	12/05	12/06	12/07	12/08

American Dental Partners, Inc.	100.00	167.05	238.94	249.65	132.56	91.72
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
S&P Health Care	100.00	101.68	108.24	116.40	124.72	96.27

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2008.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share amounts and Statistical Data)

The following selected consolidated financial and operating data set forth below with respect to the Company’s consolidated statements of income for fiscal years 2008, 2007 and 2006 and consolidated balance sheets as of December 31, 2008 and 2007 are derived from the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Data with respect to the consolidated statements of income for fiscal years 2005 and 2004 and consolidated balance sheets as of December 31, 2006, 2005 and 2004 are derived from the Company’s consolidated financial statements as previously filed. The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ending December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Net revenue	$291,108	$278,755	$217,917	$196,928	$178,554

Operating expenses:
Salaries and benefits	125,795	119,411	91,282	83,638	77,489
Lab fees and dental supplies	42,836	43,209	35,066	31,638	28,566
Office occupancy	33,878	31,457	26,404	23,013	20,956
Other operating expenses	26,017	23,400	19,084	18,372	16,643
General corporate expenses (1)	12,366	14,427	11,126	9,570	8,856
Depreciation	11,054	9,422	7,845	7,001	5,934
Amortization of intangible assets	9,634	7,049	5,358	5,007	4,408
Litigation expense (1)	(30,662)	36,734	1,570	-	-

Total operating expenses	230,918	285,109	197,735	178,239	162,852

Earnings (losses) from operations	60,190	(6,354)	20,182	18,689	15,702
Interest expense	10,193	5,253	1,848	1,804	1,592
Minority interest, net of tax	634	390	54	-	-

Earnings (losses) before income taxes	49,363	(11,997)	18,280	16,885	14,110
Income taxes	19,245	(4,281)	7,146	6,594	5,591

Net earnings (losses)	$30,118	$(7,716)	$11,134	$10,291	$8,519

Net earnings (losses) per common share (2):
Basic	$2.34	$(0.61)	$0.91	$0.86	$0.75
Diluted	$2.29	$(0.61)	$0.86	$0.81	$0.70
Weighted average common shares outstanding (2):
Basic	12,876	12,681	12,301	12,006	11,372
Diluted	13,150	12,681	12,916	12,716	12,102

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,626	$6,376	$1,386	$592	$1,378
Working capital	13,588	(19,897)	(4,813)	2,055	(2,306)
Total assets (3)	353,253	368,506	196,386	170,937	154,508
Total debt	131,637	141,174	33,888	32,162	28,541
Total stockholders’ equity	146,498	114,903	116,311	101,895	87,207

Statistical Data:
Number of states	18	18	18	18	17
Number of affiliated dental groups practices (4) (5)	25	26	22	19	19
Number of dental facilities (4)	241	266	209	187	177
Number of operatories (4) (6)	2,107	2,357	1,944	1,761	1,583
Number of affiliated dentists (4) (7)	545	611	470	435	398
Patient revenue of affiliated practices (in thousands)	$415,958	$418,471	$337,401	$302,982	$272,369

(1) Professional fees associated with the litigation with PDG, P.A. of $1,103,000 and $3,371,000 for the years ended December 31, 2008 and 2007, respectively, have been reclassified from general corporate expense to litigation expense.

(2) Net earnings per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.

(3) Amounts due to affiliated practices has been reclassfied from accounts recievable, net to accounts payable for all years presented.

(4) On December 31, 2007 the service agreement with PDG, P.A. was terminated, and we transfered the assets of 25 of the 31 dental facilites to PDG, P.A. These 25 locations had 256 operatories and 77 full-time equivalent dentists at December 31, 2007.

(5) Texas Oral & Maxillofacial Surgical Associates merged with Carus Dental in 2008.

(6) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(7) Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Dental Partners is a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2008 we were affiliated with 25 dental group practices, comprising 545 full-time equivalent dentists practicing in 241 dental facilities in 18 states.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 85% of the patients of our affiliated practices have dental insurance, and demand for dental care is heavily influenced by dental insurance. In general, dental insurance covers 100% of preventative care, only 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, patients, with or without dental insurance, are financially responsible for a considerable portion of their dental expenditures. With the deteriorating economic conditions initially emanating from consumer indebtedness, consumer spending patterns have changed. Our affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As are result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us is lower net revenue and lower profit margins. We believe economic conditions will adversely impact us during 2009, although we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.

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

During 2008, 2007 and 2006, we completed eight, 14 and 13 acquisition and affiliation transactions, respectively. In four of these transactions, we acquired non-clinical assets and entered into long-term service agreements with the affiliated practices. In one of these transactions, we developed de novo dental facilities rather than acquiring non-clinical assets, and we entered into a long-term service agreement with the affiliated practice. In 27 of these transactions, we acquired non-clinical assets, and the practices were combined with one of our existing affiliated practices and became subject to an existing service agreement. In one of these transactions, we acquired the assets of the practice, Arizona’s Tooth Doctor for Kids (“Tooth Doctor’), and as permitted by applicable state law, Tooth Doctor employs the dentists thus not necessitating a service agreement between us and the affiliated practice. Finally, in one of these transactions, we acquired 100% of the outstanding capital stock of Metro Dentalcare which owned non-clinical assets, and entered into a long term service agreement with an affiliated practice, Metro Dentalcare, P.L.C. These acquisition and affiliation transactions resulted in the addition of seven affiliated practices, 79 dental facilities and 567 operatories. The 2008, 2007 and 2006 acquisition and affiliation transactions, at the time of the transactions, generated $5 million, $109 million and $38 million of patient revenue on an annualized basis, respectively.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. We entered into agreements to amend our revolving credit agreement and our term loan effective October 24, 2008 which limit amounts which can be borrowed to fund affiliations and acquisitions, and as a result the number of new affiliations and acquisitions over the next twelve months will be at levels lower than we achieved in recent years.

Litigation Settlement Agreements

In December 2007, we entered into a settlement agreement in which the service agreement with PDG, P.A. was terminated effective December 31, 2007, and we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG. We retained the remaining six dental facilities which were combined with Metro Dentalcare. We also entered into a transition services agreement with PDG to provide services for a period of nine months through September 30, 2008 for $19,000,000. We completed the transition services, received the related $19 million payment and are completing the final steps in the separation of the companies. As a result of these agreements, our results of operations are not comparable and may not reflect the results of operations to be expected in future periods.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Tooth Doctor, fees earned by our dental benefits third party administrator (“TPA”), fees earned by our dental laboratory and other miscellaneous revenue. In 2008, other revenue also includes fees earned under the transition services agreement with PDG.

The following table provides the components of our net revenue for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Reimbursement of expenses	$189,500	$187,260	$159,932
Business service fees	55,971	64,088	51,945

Revenue earned under service agreements	245,471	251,348	211,877
Other revenue (1)	45,637	27,407	6,040

Net revenue	$291,108	$278,755	$217,917

(1) 2008 includes $17,697 earned from the transition services agreement with PDG (See “Litigation Settlement Agreements”).

Revenues earned from business service fees and reimbursed expenses under the terms of our affiliated dental practice service agreements represented 84%, 90% and 97% of net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Due to growth in other revenue the declining percentage in 2007 is primarily due to the Tooth Doctor which was acquired in 2006, and the decline in 2008 was due to revenue earned under our transition services agreement with PDG. Both the affiliated dental practices and Company-owned businesses can be affected by changes in the US economy that may influence discretionary spending for dental services not covered by dental benefit plans. The Tooth Doctor business is directly affected by patient services reimbursed by state Medicaid programs.

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and business service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services provided and capital committed by us. Under certain service agreements, representing 80% of our 2008 business service fees, our business service fee consists of a monthly fee which is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, representing 19% of our 2008 business service fees, our business service fee consists entirely of a fixed monthly fee determined by agreement of us and the affiliated practice in a formal planning process. Under certain other service agreements, representing less than 1% of our 2008 business service fees, our business service fee consists of either a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year, a specified percentage of patient revenue or a specified percentage of collections on patient revenue. In all instances, the business service fee is negotiated at fair market value for services provided and capital committed by us to the affiliated practices.

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred and billed to the affiliated practices. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Other revenue includes patient revenue from the Tooth Doctor, professional services, dental laboratory fees and other miscellaneous revenue.

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts with the affiliated practices. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the years ended December 31:

	2008	2007	2006
Fee-for-service	19%	28%	31%
PPO and dental referral plans	70%	60%	52%
Capitated managed care plans	11%	12%	17%

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

The following table sets forth for the years ended December 31, 2008, 2007 and 2006, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2008	2007		2007	2006
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$322,318	$305,249	5.6%	$363,508	$331,434	9.7%
Platform dental group practices that affiliated with us during periods of comparison	93,640	113,222	-17.3%	54,963	5,967	821.1%

Total patient revenue	415,958	418,471	-0.6%	418,471	337,401	24.0%
Patient revenue of Tooth Doctor	24,438	22,426	8.9%	22,426	1,539	1,357.2%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	391,520	396,045	-1.1%	396,045	335,862	17.9%
Amounts due to us under service agreements	245,471	251,241	-2.3%	251,241	211,877	18.6%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$146,049	$144,804	0.9%	$144,804	$123,985	16.8%

Same market patient revenue growth was 5.6% for the year ended December 31, 2008 and was comprised of an 8.4% increase in provider hours, 1.5% reduction in provider productivity and the remainder to reduced reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2008 excludes platform affiliations that occurred after January 1, 2007. Same market patient revenue growth was 9.7% for the year ended December 31, 2007 and was comprised of a 7.0% increase in provider hours, 1.8% improvement in provider productivity and the remainder to improved reimbursement rates. Same market patient revenue growth for 2007 excludes platform affiliations that occurred after January 1, 2006.

Amounts retained by affiliated practices we do not own increased as a percentage of patient revenue of affiliated practices we do not own from 36.6% in 2007 to 37.3% in 2008 primarily due to increased provider compensation. Amounts retained by affiliated practices we do not own decreased as a percentage of patient revenue of affiliated practices we do not own from 36.9% in 2006 to 36.6% in 2007 due to the affiliation with Metro where we employ the clinical staff rather than the affiliated practice.

Results of Operations

The following tables set forth our net revenue and results of operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008		2007		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$291,108	100.0%	$278,755	100.0%	4.4%
Salaries and benefits	125,795	43.2%	119,411	42.8%	5.3%
Lab fees and dental supplies	42,836	14.7%	43,209	15.5%	-0.9%
Office occupancy	33,878	11.6%	31,457	11.3%	7.7%
Other operating expenses	26,017	8.9%	23,400	8.4%	11.2%
General corporate expenses (1)	12,366	4.2%	14,427	5.2%	-14.3%
Depreciation expense	11,054	3.8%	9,422	3.4%	17.3%
Amortization of intangible assets	9,634	3.3%	7,049	2.5%	36.7%
Litigation expense (1)	(30,662)	-10.5%	36,734	13.2%	-183.5%

Total operating expenses	230,918	79.3%	285,109	102.3%	-19.0%

Earnings (losses) from operations	60,190	20.7%	(6,354)	-2.3%	-1047.3%
Interest expense, net	10,193	3.5%	5,253	2.0%	94.0%
Minority interest	634	0.2%	390	0.1%	62.6%

Earnings (losses) before income taxes	49,363	17.0%	(11,997)	-4.3%	-511.5%
Income taxes	19,245	6.6%	(4,281)	-1.5%	-549.5%

Net earnings (losses)	$30,118	10.3%	$(7,716)	-2.8%	-490.3%

	2007		2006		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$278,755	100.0%	$217,917	100.0%	27.9%
Salaries and benefits	119,411	42.8%	91,282	41.9%	30.8%
Lab fees and dental supplies	43,209	15.5%	35,066	16.1%	23.2%
Office occupancy	31,457	11.3%	26,404	12.1%	19.1%
Other operating expenses	23,400	8.4%	19,084	8.8%	22.6%
General corporate expenses (1)	14,427	5.2%	11,126	5.1%	29.7%
Depreciation expense	9,422	3.4%	7,845	3.6%	20.1%
Amortization of intangible assets	7,049	2.5%	5,358	2.5%	31.6%
Litigation expense (1)	36,734	13.2%	1,570	0.7%	2,239.7%

Total operating expenses	285,109	102.3%	197,735	90.7%	44.2%

Earnings from operations	(6,354)	-2.3%	20,182	9.3%	-131.5%
Interest expense, net	5,253	2.0%	1,848	0.8%	184.3%
Minority interest	390	0.1%	54	0.0%	622.2%

Earnings before income taxes	(11,997)	-4.3%	18,280	8.4%	-165.6%
Income taxes	(4,281)	-1.5%	7,146	3.3%	-159.9%

Net earnings	$(7,716)	-2.8%	$11,134	5.1%	-169.3%

(1) Professional fees associated with the litigation with PDG, P.A. of $1,103,000 and $3,371,000 for the years ended December 31, 2008 and 2007, respectively, have been reclassified from general corporate expense to litigation expense.

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of a settlement agreement entered into on December 26, 2007 among American Dental Partners, Inc., PDHC, one of our Minnesota subsidiaries, PDG, Dental Specialists of Minnesota, P.A. and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated trade names to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition services agreement with PDG to provide interim management services through September 30, 2008. See “Litigation Expense” for a discussion of how we have accounted for the transactions.

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation to exclude temporary and non-recurring items related to the litigation settlement as we believe that such pro forma presentation is important to understanding future trends of our underlying and ongoing operations. The pro forma information are non-GAAP financial measures.

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the twelve months ended December 30, 2008 (in thousands except per share amounts):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$291,108	$7,697	$10,000	$273,411
Operating expenses
Salaries and benefits	125,795	4,717	1,453	119,625
Lab fees and dental supplies	42,836	1,436	-	41,400
Office occupancy expenses	33,878	1,092	180	32,606
Other operating expenses	26,017	135	323	25,559
General corporate expenses	12,366	-	-	12,366
Litigation expenses	(30,662)	(30,662)	-	-

EBITDA	80,878	30,979	8,044	41,855
Depreciation	11,054	317	42	10,695
Amortization	9,634	-	-	9,634

Earnings from operations	60,190	30,662	8,002	21,526
Interest expense, net	10,193	-	-	10,193
Minority interest	634	-	-	634

Earnings before income taxes	49,363	30,662	8,002	10,699
Income taxes	19,245			4,171

Net earnings	30,118			6,528
Amortization of service agreements, net of tax	5,456			5,455

Cash net earnings	$35,574			$11,983

Diluted net earnings per common share	$2.29			$0.50

Diluted cash net earnings per common share	$2.71			$0.91

Pro forma adjustments for settlement assets include the following items: (i) revenue due us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who practiced temporarily in the six dental facilities retained by us, (ii) a gain on disposal of assets of $30,763,000, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (iii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iv) professional fees and other expenses associated with the litigation of $1,103,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide such services, and salaries and benefits expense of management staff, including severance, who have been terminated as a result of realigning the Company’s Minnesota based management team.

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the twelve months ended December 31, 2007 (in thousands except per share amounts):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$278,755	$36,246	$12,498	$230,011
Operating expenses
Salaries and benefits	119,411	20,316	1,995	97,100
Lab fees and dental supplies	43,209	6,883	-	36,326
Office occupancy expenses	31,457	4,611	214	26,632
Other operating expenses	23,400	3,059	288	20,053
General corporate expenses	14,427	-	-	14,427
Litigation expenses	36,734	36,734	-	-

EBITDA	10,117	(35,357)	10,001	35,473
Depreciation	9,422	1,377	54	7,991
Amortization	7,049	-	-	7,049

Earnings from operations	(6,354)	(36,734)	9,947	20,433
Interest expense, net	5,253	-	-	5,253
Minority interest	390	-	-	390

Earnings before income taxes	(11,997)	(36,734)	9,947	14,790
Income taxes	(4,281)			5,798

Net earnings	(7,716)			8,992
Amortization of service agreements, net of tax	4,282			4,282

Cash net earnings	$(3,434)			$13,274

Diluted net earnings per common share	$(0.61)			$0.68

Diluted cash net earnings per common share	$(0.27)			$1.00

For comparability purposes with the twelve months ended December 31, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement of $36,246,000, (ii) the fair value of the assets transferred to PDG, interim management fee in excess of fair value, forgiveness of outstanding accounts receivable and (iii) professional fees related to the litigation of $3,731,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG which terminated effective December 31, 2007 of $12,498,000 and (ii) estimated expenses to provide such services.

The following table sets forth the percentage change between the pro forma non-GAAP financial measures for the twelve months ended December 31, 2008 and 2007 (dollars in thousands):

	2008		2007		% Change
	Pro Forma Amount	% of Net Revenue	Pro Forma Amount	% of Net Revenue
Net revenue	$273,411	100.0%	$230,011	100.0%	18.9%
Operating expenses
Salaries and benefits	119,625	43.8%	97,100	42.2%	23.2%
Lab fees and dental supplies	41,400	15.1%	36,326	15.8%	14.0%
Office occupancy expenses	32,606	11.9%	26,632	11.6%	22.4%
Other operating expenses	25,559	9.3%	20,053	8.7%	27.5%
General corporate expenses	12,366	4.5%	14,427	6.3%	-14.3%
Litigation expenses	-	0.0%	-	0.0%

EBITDA	41,855	15.3%	35,473	15.4%	18.0%
Depreciation	10,695	3.9%	7,991	3.5%	33.8%
Amortization	9,634	3.5%	7,049	3.1%	36.7%

Earnings from operations	21,526	7.9%	20,433	8.9%	5.3%
Interest expense, net	10,193	3.7%	5,253	2.3%	94.0%
Minority interest	634	0.2%	390	0.2%	62.6%

Earnings before income taxes	10,699	3.9%	14,790	6.4%	-27.7%
Income taxes	4,171	1.5%	5,798	2.5%	-28.1%

Net earnings	$6,528	2.4%	$8,992	3.9%	-27.4%

The pro forma financial tables above exclude the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from both periods of comparison, the PDG doctors who practiced temporarily in the dental facilities retained by us and temporary and non-recurring items related to the litigation settlement. Management believes that such pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

Net Revenue

Net revenue increased 4.4% to $291,108,000 in 2008 from $278,755,000 in 2007. Net revenue earned under our transition services agreement with PDG represented approximately 6% of our consolidated net revenue in 2008 and net revenue from our service agreement with PDG which terminated effective December 31, 2007 represented approximately 23% of our consolidated net revenue in 2007. Net revenue increased 27.9% to $278,755,000 in 2007 from $217,917,000 in 2006. The increase in 2007 was attributable to an increase in other revenue due to patient revenue earned by Tooth Doctor which was acquired on December 1, 2006, platform affiliations completed during 2007 and 2006, and a 9.1% increase in same market net revenue growth.

Pro forma net revenue increased 18.9% to $273,411,000 in 2008 from $230,011,000 in 2007. This increase was attributable to a full year of net revenue from our affiliation with Metro Dentalcare, affiliation transactions completed in 2007 and an increase in revenue at the Tooth Doctor.

Net revenue derived from our service agreement with Metro Dentalcare P.L.C., the affiliated practice at Metro Dentalcare, represented approximately 21% of pro forma net revenue for 2008 and 7% of pro forma net revenue for 2007. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 13% of our pro forma net revenue for 2008 and 14% of pro forma net revenue for 2007. No other service agreement or customers accounted for greater than 10% of our pro forma net revenue. The termination of either of these service agreements could have a material adverse effect on our business, financial condition and results of operations.

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

Salaries and benefits expense as a percentage of net revenue increased to 43.2% in 2008 from 42.8% in 2007. Salaries and benefits expense as a percentage of net revenue increased to 42.8% in 2007 from 41.9% in 2006. The increase in 2007 was primarily due to our 2006 acquisition of Tooth Doctor where we employ the dentists.

Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 43.8% in 2008 from 42.2 % in 2007. The increase is due to the six dental facilities that we did not transfer to PDG as part of the litigation settlement, the Tooth Doctor where we employ the dentists and to a lesser degree at Metro Dentalcare.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from each affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.7% in 2008 from 15.5% in 2007. These expenses are largely impacted by the patient revenue of the affiliated practices, and as a percentage of patient revenue were 10.3% for both 2008 and 2007. Lab fees as a percent or our net revenue decreased to 15.5% for 2007 from 16.1% in 2006 but as a percentage of patient revenue was 10.3% for 2007 and 10.4% for 2006. These decreases are due to a decrease in lab fees and dental supplies as a percentage of patient revenue as a result of the 2007 and 2006 acquisitions and affiliations where patient care involves fewer procedures requiring crowns, bridges and other dental laboratory services.

Pro forma lab fees and dental supplies expense as a percentage of pro forma net revenue decreased to 15.1% of pro forma net revenue in 2008 from 15.8% in 2007. The decrease is due to concerted efforts to manage dental supplies expense across all affiliates and reduced lab fees at our specialty affiliated practices where lab fees are lower than the average for the overall business.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 11.6% in 2008 from 11.3% in 2007. Office occupancy expense as a percentage of net revenue decreased to 11.3% in 2007 from 12.1% in 2006. The decrease in 2007 is primarily due to our 2006 acquisition of Tooth Doctor where office occupancy expense is lower as a percentage of net revenue compared to our other affiliated dental groups, a $234,000 lease buy-out payment made during 2006 and, to a lesser extent, improved facility utilization at the affiliated dental groups.

Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.9% in 2008 from 11.6% in 2007. The increase is primarily due to the six retained facilities that we did not transfer to PDG as part of the litigation settlement and Barzman, Kasimov & Vieth (“BKV”) where office occupancy as a percentage of net revenue is higher than our other affiliated dental groups.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses increased as a percentage of net revenue to 8.9% in 2008 from 8.4% in 2007. Other operating expenses decreased as a percentage of net revenue to 8.4% in 2007 from 8.8% in 2006. The decrease in 2007 is due to a reduction in other general and administrative expenses, a decrease in professional fees at the affiliated dental groups, and, to a lesser extent, a non-recurring expense in 2006 related to the disposal of undepreciated assets.

Pro forma other operating expenses as a percentage of pro forma net revenue increased to 9.3% in 2008 from 8.7% in 2007. This increase is due to new affiliations completed in 2008, increased administrative expenses at several of our affiliated dental groups and the disposal of undepreciated assets associated with the relocation of a dental facility.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expense as a percentage of pro forma net revenue decreased to 4.2% in 2008 from 5.2% in 2007. General corporate expenses as a percentage of net revenue increased to 5.2% in 2007 from 5.1% in 2006. The increase in 2007 is due to an increase in stock-based compensation expense.

Pro forma general corporate expenses decreased as a percentage of pro forma net revenue to 4.5% for 2008 from 6.3% in 2007. This decrease is due to a reduced incentive compensation expense and reduced administrative expenses.

Stock-based compensation expense was $1,978,000, $1,898,000 and $1,363,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate these costs to remain relatively unchanged in 2009.

Depreciation

Depreciation expense, including amortization of leasehold improvements, increased to 3.8% of net revenue in 2008 from 3.4% in 2007. Depreciation expense, decreased to 3.4% of net revenue in 2007 from 3.6% in 2006. The decrease in 2007 is primarily due to improved facility utilization at the affiliated practices as well as our 2006 acquisition of Tooth Doctor where depreciation expense is lower as a percentage of revenue compared to other affiliated dental groups.

Pro forma depreciation expense as a percentage of pro forma net revenue increased to 3.9% in 2008 from 3.5% in 2007. The increase was the result of the underutilization of the six retained facilities that we did not transfer to PDG as part of the litigation settlement and 2008 facility investments.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2009 but at lower levels than we have in past years.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.3% in 2008 from 2.5% in 2007. Amortization expense as a percentage of net revenue remained constant at 2.5% for 2007 and 2006. The increase in amortization expense from new affiliations was offset by same market net revenue growth of the affiliated dental groups and our 2006 acquisition of Tooth Doctor where the majority of the purchase price was allocated to goodwill.

Amortization expense as a percentage of pro forma net revenue increased to 3.5% in 2008 from 3.1% in 2007. The increase was due to affiliations completed during 2007, most notably the affiliations with BKV.

Litigation Expense

We accounted for the transactions associated with the PDG litigation (See “Litigation Settlement Agreements”) in 2008 and 2007 as follows:

On February 29, 2008, under the terms of the settlement agreement we transferred the operating assets of 25 of the 31 Park Dental facilities and pursuant to Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we realized a net gain of $30,763,000 which represents the fair value of the assets transferred in excess of the book value of the assets transferred, insurance proceeds of $1,002,000 for professional fees associated with the PDG litigation which were partially reimbursable pursuant to insurance coverage offset by professional fees and other net expenses associated with the litigation of $1,103,000. In addition, we recorded a management service fee, during 2008, totaling $10,000,000 offset by the costs to provide these services including severance costs.

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

Earnings from Operations

Earnings from operations increased to $60,190,000 in 2008 from a loss of $(6,354,000) in 2007. Earnings from operations decreased to a loss of $(6,354,000) in 2007 from $20,182,000 in 2006. The primary reason for the decrease in 2007 was the litigation expense of $36,734,000 in 2007 and litigation gain in 2008.

Pro forma earnings from operations increased 5.3% to $21,526,000 or 7.9% of pro forma net revenue in 2008 from $20,433,000, or 8.9% of pro forma net revenue, in 2007. The decrease as a percentage of pro forma net revenue is primarily due to increased depreciation and amortization expense, increased salaries and benefits and other operating expenses somewhat offset somewhat by reduced general corporate expenses and lab fees and dental supplies.

Interest Expense

Net interest expense increased to $10,193,000 in 2008 from $5,253,000 in 2007. The increase in interest expense was primarily due to greater borrowings as a result of acquisitions and affiliations completed in 2007 and to a lesser extent higher credit spreads over LIBOR and an increase in amortization of bank fees associated with our credit facility which is now being amortized through January 2010. Net interest expense increased to $5,253,000 in 2007 from $1,848,000 in 2006. Pursuant to Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), we expensed $851,000 of unamortized deferred financing costs as a result of the forbearance agreement we entered into with our lenders on December 18, 2007. The increase in 2007 in interest expense was due to higher average borrowings. While market rates affecting our variable rate interest declined in 2007, our effective interest rate was comparable to 2006 because of an increase in our borrowing margin as a result of our higher leverage ratios after financing the 2007 acquisition of Metro Dentalcare.

Minority Interest

The increase in minority interest expense in 2008 and 2007 is due to gains attributable to the minority interest holders in the earnings of the Tooth Doctor. In 2008, we acquired the remaining 10% ownership interest from the minority holders in one of our subsidiaries. In 2006 and 2007, we entered into three platform affiliations in which our subsidiaries had minority owners. For the years ended December 31, 2008, 2007 and 2006, we recorded minority interest expense of $634,000, $390,000 and $54,000, respectively, representing the gains attributable to minority interest holder, net of cumulative losses.

Income Taxes

Our effective tax rate was 39.0% for 2008, 35.7% for 2007 and 39.1% in 2006. The change in 2007 is attributable to the accounting impact associated with the PDG litigation settlement. We expect our 2009 effective tax rate to increase as a result of announced rate increases in certain states in which we operate.

Net Earnings

As a result of the foregoing, net earnings increased to $30,118,000 in 2008 as compared to a loss of $(7,716,000), in 2007. Net earnings decreased to a loss of $(7,716,000) in 2007 from earnings of $11,134,000 in 2006.

Pro forma net earnings decreased 27.4% to $6,528,000, or 2.4% of pro forma net revenue, in 2008 from $8,992,000, or 3.9% pro forma net revenue, in 2007. The decrease as a percentage of pro forma net revenue is due to an increase in interest expense and salaries and benefits somewhat offset by reduced general corporate expenses.

Liquidity and Capital Resources

Overview

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

Current Credit Market Conditions

The credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of debt financing. In this current volatile credit environment, we have taken a number of initiatives to maintain our liquidity, including the following:

•	we largely eliminated 2008 incentive compensation expense accruals and as a result cash bonus payments associated with these accruals will be significantly reduced during the first quarter of 2009;
•	we have delayed 2009 compensation increases until the economic environment and our financial performance merit such increases;
•	we have implemented a hiring freeze for non-clinical positions and are evaluating all non-essential positions;
•	we have reduced valuations for affiliations and acquisitions and will complete only those that make both strategic and economic sense; and
•	we have reduced 2009 capital expenditure expectations to approximately $7,000,000.

We have a $75,000,000 revolving credit facility and $100,000,000 term loan, both of which are senior secured facilities, are provided by commercial banks and have maturities of January 20, 2010. The availability of senior secured debt has been significantly reduced in the current credit markets which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. To the extent that we are not able to refinance our credit facilities in the senior credit markets or to obtain extensions from our existing lenders, we may need to seek financing from other sources, including the sale of subordinated debt, preferred stock or common stock. These forms of financing may include interest payments, dividend payments and dilutive effects to our existing common stockholders. We cannot assure you that such financing will be available or on terms acceptable to us.

Unless we refinance our credit facilities or obtain extensions from our existing lenders subsequent to December 31, 2008, our existing indebtedness will be classified as a current liability at March 31, 2009.

Operating Activities

For the years ended December 31, 2008 and 2007, cash provided by operating activities amounted to $38,561,000 and $25,574,000, respectively. In 2008, cash from operations primarily resulted from net earnings after adding back non-cash items, a decrease in accrued expenses and a decrease in accrued compensation and benefits and an estimated $9,964,000, net of taxes, from the transition services agreement with PDG that will not reoccur in 2009, partially offset by an increase in accounts receivable. Excluding the impact of the transition services agreement, cash provided by operating activities in 2008 would have been approximately $28,597,000. We are not able to estimate the cash provided by operating activities in 2007 for the service agreement with PDG which terminated effective December 31, 2007 as we transferred only 25 of the 31 dental facilities to PDG. The decrease in accrued compensation and benefits is due to decreases in accrued bonuses and other benefits. The increase in accounts receivable, net, is due to an increase in amounts due from the six locations we retained in the PDG settlement. Days revenue outstanding for patient receivables at the affiliated practices decreased to 35 days as of December 31, 2008 from 38 days as of December 31, 2007. The decrease in days revenue outstanding for patient receivables was primarily due to a continued focus on receivables management at the affiliated practices. For the years ended December 31, 2007 and 2006, cash provided by operating activities amounted to $25,574,000 and $31,050,000, respectively. In 2007, cash from operations primarily resulted from net earnings after adding back non-cash items, an increase in accrued expenses and an increase in accrued compensation and benefits, partially offset by an increase in accounts receivable, net. The increase in accrued expenses is primarily due to an increase in accruals for professional fees associated with the PDG litigation and, to a lesser extent, an increase in accrued professional liability at our captive insurance subsidiary. The increase in accrued compensation and benefits is primarily due to increases in accrued bonuses and other benefits. The increase in accounts receivable, net is due to an increase in amounts due from affiliated practices, which is largely affected by patient receivables at the affiliated practices which increased to 38 days revenue outstanding as of December 31, 2007 from 32 days revenue outstanding as of December 31, 2006. This increase is primarily due to the implementation of Improvis at several of the affiliated dental groups which has historically resulted in a temporary increase in accounts receivable.

Investing Activities

For the years ended December 31, 2008 and 2007, cash used for investing activities amounted to $27,541,000 and $132,852,000, respectively. The net decrease of $105,311,000 in cash used in investing activities is primarily due to a decrease of $114,159,000 in cash used for affiliations and acquisitions in 2007, net of cash acquired, offset by an increase in 2008 of $8,658,000 for contingent and deferred payments. In 2008, cash used for contingent and deferred payments included a contingent payment related to the Metro Dentalcare acquisition of approximately $9,685,000 of which $4,575,000 was accrued as of December 31, 2007. For the years ended December 31, 2007 and 2006, cash used for investing activities amounted to $132,852,000 and $33,902,000, respectively. The net increase of $98,950,000 in cash used for investing activities is primarily due to an increase of $93,245,000 in cash used for acquisitions, net of cash acquired, and an increase in capital expenditures of $4,033,000, and to a lesser extent increases in contingent payments made as part of affiliations and payment of affiliation costs. Cash paid for acquisitions and affiliations increased as a result of the affiliations being larger than those completed in 2006, most notably the acquisition of Metro Dentalcare and the affiliation with BKV. In addition, a contingent payment of approximately $1,300,000, which had been accrued for as of December 31, 2006 was paid in 2007. Capital expenditures increased due to project timing as certain 2006 relocation and/or expansion projects were extended into 2007.

Financing Activities

For the years ended December 31, 2008 and 2007, cash (used)/provided by financing activities amounted to $(10,770,000) and $112,268,000, respectively. The decrease of $123,038,000 in cash provided by financing activities is primarily due to our term loan borrowing of $100,000,000 in 2007 and increased net repayments on our revolving credit facility of approximately $16,100,000 and to a lesser extent an increase of approximately $1,528,000 of payments for costs associated with our October 2008 amendments to our credit facilities, discussed more fully below. For the years ended December 31, 2007 and 2006, cash provided by financing activities amounted to $112,268,000 and $3,646,000, respectively. The increase of $108,622,000 in cash provided by financing activities is primarily due to our term loan borrowing of $100,000,000 and increased net borrowings on our revolving credit facility of approximately $4,900,000 and to a lesser extent an increase of approximately $3,200,000 in benefits and proceeds from stock option exercises. The increased borrowings were used to fund our acquisition and affiliation activities. Proceeds from the exercise of stock options increased in 2007 due to an increased number of option exercises compared to 2006.

Credit Agreements

In September 2007, we increased the capacity of our revolving credit facility to $130,000,000 and extended the maturity to September 2012, and we entered into a term loan Agreement in the amount of $100,000,000 with a maturity of September 2008. All of the obligations under the term loan facility rank pari passu in right of payment to all of the obligations of our revolving credit facility.

As a result of the outcome of the litigation between PDG and us in December 2007 (See “Litigation Settlement Agreements”), on February 21, 2008, we entered into agreements to amend our revolving credit facility and term loan with our existing lenders. Pursuant to the agreements, the terms of the revolving credit facility and term loan were amended, including a reduction in the revolving credit facility to $75,000,000, establishing the maturity of both facilities at June 30, 2009 and increasing the borrowing costs under both facilities. The amended facilities permitted us to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earn out and contingent payments on previously completed acquisitions, subject to a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

The revolving credit facility and term loan facility were amended on June 11, 2008 to extend the maturity from June 30, 2009 to July 20, 2009. If we had not amended the facilities prior to June 30, 2008 to extend the maturity date beyond June 30, 2009, we would have been required to classify these borrowings as a current versus a long term liability. No other provisions of the loan agreements were amended on June 11, 2008.

On October 24, 2008, we entered into agreements to amend the maturities and borrowing costs of our $75,000,000 revolving credit facility and $100,000,000 term loan with our existing lenders. The maturity of both facilities was extended to January 20, 2010. Borrowings under the revolving credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon our debt coverage ratio and ranges from 4.25% to 4.50% for both prime and LIBOR borrowings. Interest on the term loan is at LIBOR plus a margin. The margin is 450 basis points from October 24, 2008 until February 28, 2009 and increases 50 basis points each 90 days thereafter. We pay a commitment fee on the unused balance of our revolving credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, to a maximum of 3.75x and are secured by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries. The outstanding balance under this line as of December 31, 2008 was $31,100,000, and we had stand-by letters of credit amounting to approximately $1,669,200 at December 31, 2008. At December 31, 2008 the LIBOR-based and prime interest rate for the term loan was 8.48% and ranged from 4.98% to 9.25% for the revolving line of credit. On December 31, 2008 we were in compliance with all credit agreements covenants.

On May 9, 2007, we entered into an interest rate swap to hedge $20,000,000 of our borrowings under the revolving credit facility. Under this arrangement, we have effectively converted our 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2008 is as follows (in thousands):

	Payments due by period
	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt (1)	$536	$196	$340	$-	$-
Revolving credit facility and term loan (2)	131,100	-	131,100	-	-
Operating leases (3)	95,537	18,325	29,121	20,672	27,419
Uncertain tax positions (4)	434	-	-	-	434

Total	$227,607	$18,521	$160,561	$20,672	$27,853

(1) In addition to these contractual obligations, future interest payments relating to our long-term debt are fixed at rates between 5% and 7% and are due as follows: $24,000 in 2009 and $19,000 in 2010-2011.

(2) Future interest obligations relating to our revolving credit facility and term loans are not determinable as the interest rates are variable and the agreements do not include a required principal repayment schedule. In 2007 we hedged $20,000,000 of our market interest rate exposure at 5% plus a credit spread resulting in minimum expected payments of $1,000,000 per year through 2009.

(3) Operating lease payments include amounts which are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $84,908 and are due as follows: $16,309 in 2009, $25,504 in 2010-2011, $18,130 in 2012-2013, and $24,966 thereafter.

(4) Uncertain tax positions are taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2008. The total amount of uncertain tax positions is included in the “Thereafter” column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

In certain affiliation or acquisition transactions we may be obligated to make deferred or contingent payments. Typically, these payments are based upon the achievement of revenue or earnings for an agreed upon period after the transaction. The potential future payments under these agreements cannot exceed $1,917,000 in 2009, $2,327,000 in 2010-2011 and $125,000 in 2012.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of goodwill, receivables due from affiliated practices, other intangible assets, loss reserves for our captive insurance company and contingent accruals for litigation in accordance with Statement of Financial Accounting Standards No. 5. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from affiliated practices that have entered into service agreements with us and amounts due from insurance companies, patients and dentists for our Tooth Doctor, dental benefits third party administrator and dental laboratory businesses. At December 31, 2008, amounts due from affiliated practices represented 85% of our accounts receivable.

The carrying amount of receivables due from affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts where there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practices’ patient receivables would be required which could impact the collectability of our receivables due from affiliated practices.

Except for accounts receivable due from PDG which we agreed to forgive pursuant to settlement of outstanding litigation, to date we have not recorded any losses related to our receivables due from affiliated practices and accordingly have not recorded any reserves for uncollectability. We have recorded reserves for uncollectability against accounts receivable of our Tooth Doctor, dental benefits third party administrator and dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows and statutory regulations. At December 31, 2008, intangible assets were $252,000,000 and represented 71% of our total assets, and goodwill and indefinite-lived intangible assets representing 30% of our intangible assets and definite-lived intangible assets related to service agreements representing 70% of our intangible assets.

Our affiliations with dental group practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs which are accounted for as definite-lived intangible assets acquired in affiliations other than a business combination, and are recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years but the asset is generally amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset group.

We test goodwill for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the assets utilized by the business. Determining whether an impairment has occurred requires valuation of the respective reporting business unit, which we estimate using a discounted cash flow method. When available and as appropriate, we consider market multiples to supplement the discounted cash flow analysis. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we would supplement the cash flow approach discussed above with independent appraisals.

We tested goodwill for impairment as of October 1, 2008 which included various scenarios with varying revenue, expense and capital investment assumptions and determined there was no impairment of goodwill and indefinite lived intangible assets. Subsequent to the annual testing, our market capitalization decreased significantly to below its book value. We believe that this decline was the result of the financial markets’ reaction to the nation’s deteriorating economic conditions and concerns about our ability to renegotiate our revolving credit facility and term loan facility. In view of these developments, we reviewed our operating results subsequent to October 1, 2008 which included financial and key operating metrics as well as available market data, and concluded that an interim impairment test was not warranted. There can be no assurance, however, that further deterioration of economic conditions will not materially or adversely effect our operations. Should the fair value of the Company’s goodwill or indefinite lived intangible assets decline because necessary changes in assumptions of our impairment tests, or other circumstances that may indicate impairment, recognition of impairment may be necessary in the future which could be material.

While we believe we have made reasonable estimates and assumption to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur in the future. If our actual results are not consistent with our estimates and assumptions, we may be required to perform the second step of the impairment analysis, which could result in a material impairment of our goodwill or other intangible assets.

Insurance

We maintain various insurance coverages that we believe are appropriate for our business, including workers’ compensation, property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as a named insured. Certain of our insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which we and our captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We and our captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123(R). We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

Income Taxes

Our annual tax rate is based on statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, and also provides guidance on the de-recognition, measurement classification, interest and penalties, accounting in interim periods and disclosures. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as from net operating loss and tax credit carry forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

We are subject to income tax arising from U.S. federal and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2006, 2007 and 2008 remain open to examination, and on October 7, 2008, the Internal Revenue Service notified us that it will examine our federal income tax return for the year ending December 31, 2006.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. For the year ended December 31, 2008, $42,000 of interest expense and $78,000 of tax expense related to penalties were recognized in the statement of earnings, compared with $24,000 and $80,000, respectively, for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December, 2007 the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The Company expects no material effect at the adoption date. However, upon adoption, this statement may materially affect the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 160 on its future consolidated financial statements, particularly the minority interest related to Tooth Doctor.

In March 2008, the FASB issued FSP 157 and related interpretations that (1) partially deferred the effective date of SFAS No. 157 “Fair Value Measurement” for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157. SFAS No. 157 as amended by this FSP is effective for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS No. 157 are not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 161 on its future consolidated financial statements.

Other new pronouncements issued by the FASB that are not effective until after December 31, 2008 are not expected to have a material impact on our consolidated financial statements, financial position, results of operations or liquidity or are not relevant to the Company are not included above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.25% to 4.5% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at December 31, 2008 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,111,000 per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Dental Partners, Inc.

In our opinion, the accompanying consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company is in the process of pursuing financial arrangements based on the fact that the outstanding term loan and revolving credit facility mature on January 20, 2010.

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

PricewaterhouseCoopers LLP

Boston, MA

March 13, 2009

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,626	$6,376
Accounts receivable, net	25,875	23,621
Inventories	2,447	3,009
Prepaid expenses and other current assets	4,745	3,373
Prepaid/refundable income taxes	798	1,459
Deferred income taxes	4,193	17,420

Total current assets	44,684	55,258

Property and equipment, net	54,542	60,445

Non-current assets:
Goodwill	76,122	70,602
Service agreements and other intangibles, net	175,527	179,969
Deferred income taxes	1,912	1,756
Other	466	476

Total non-current assets	254,027	252,803

Total assets	$353,253	$368,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,763	$15,224
Accrued compensation and benefits	9,436	13,527
Accrued expenses	6,620	11,773
Accrued litigation expense	-	30,968
Deferred income taxes	81	3,475
Current maturities of debt	196	188

Total current liabilities	31,096	75,155
Non-current liabilities:
Long-term debt	131,441	140,986
Deferred income taxes	38,499	35,064
Other liabilities	5,135	1,504

Total non-current liabilities	175,075	177,554

Total liabilities	206,171	252,709

Minority interest	584	894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 13,484,241 and 13,397,120 shares issued; 12,901,741 and 12,814,620 shares outstanding at December 31, 2008 and December 31, 2007, respectively	135	134
Additional paid-in capital	71,096	68,332
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(2,059)	(771)
Retained earnings	81,200	51,082

Total stockholders’ equity	146,498	114,903

Total liabilities and stockholders’ equity	$353,253	$368,506

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net revenue	$291,108	$278,755	$217,917
Operating expenses:
Salaries and benefits	125,795	119,411	91,282
Lab fees and dental supplies	42,836	43,209	35,066
Office occupancy	33,878	31,457	26,404
Other operating expense	26,017	23,400	19,084
General corporate expense	12,366	14,427	11,126
Depreciation	11,054	9,422	7,845
Amortization of intangible assets	9,634	7,049	5,358
Litigation (income) expense	(30,662)	36,734	1,570

Total operating expenses	230,918	285,109	197,735

Earnings (losses) from operations	60,190	(6,354)	20,182
Interest expense	10,193	5,253	1,848
Minority interest	634	390	54

Earnings (losses) before income taxes	49,363	(11,997)	18,280
Income taxes	19,245	(4,281)	7,146

Net earnings (losses)	$30,118	$(7,716)	$11,134

Net earnings (losses) per common share:
Basic	$2.34	$(0.61)	$0.91

Diluted	$2.29	$(0.61)	$0.86

Weighted average common shares outstanding:
Basic	12,876	12,681	12,301

Diluted	13,150	12,681	12,916

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accu- mulated Other Compre- hensive Income	Total Stockholders’ Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2005	12,840	(582)	$128	$57,977	$47,664	$(3,874)	$-	$101,895
Issuance of common stock for employee stock purchase plan
Issuance of common stock for exercised stock options, including tax benefit of $14	35	-	1	486	-	-	-	487
Issuance of common stock for exercised stock options, including tax benefit of $565	116	-	1	1,431	-	-	-	1,432
Stock-based compensation expense	-	-	-	1,363	-	-	-	1,363
Net earnings	-	-	-	-	11,134	-	-	11,134

Balance at December 31, 2006	12,991	(582)	130	61,257	58,798	(3,874)	-	116,311
Issuance of common stock for employee stock purchase plan including tax benefit of $13	39	-	1	580	-	-	-	581
Issuance of common stock for exercised stock options, including tax benefit of $2,413	367	-	3	4,597	-	-	-	4,600
Stock-based compensation expense	-	-	-	1,898	-	-	-	1,898
Accumulated other comprehensive income	-	-	-	-	-	-	(771)	(771)
Net losses	-	-	-	-	(7,716)	-	-	(7,716)

Balance at December 31, 2007	13,397	(582)	134	68,332	51,082	(3,874)	(771)	114,903
Issuance of common stock for employee stock purchase plan including tax benefit of $2	59	-	1	545	-	-	-	546
Issuance of common stock for exercised stock options, including tax benefit of $21	28	-	-	241	-	-	-	241
Stock-based compensation expense	-	-	-	1,978	-	-	-	1,978
Accumulated other comprehensive income	-	-	-	-	-	-	(1,288)	(1,288)
Net earnings	-	-	-	-	30,118	-	-	30,118

Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings (losses)	$30,118	$(7,716)	$11,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,054	9,422	7,845
Stock-based compensation	1,978	1,898	1,363
Minority interest	634	390	54
Amortization of intangible assets	9,634	7,049	5,358
Other amortization and write off of deferred financing costs	536	970	165
Deferred income tax benefit	12,681	(11,937)	(501)
(Gain)/loss on disposal of property and equipment	268	(25)	(1)
Accrued litigation expense	(30,968)	30,968	-
Assets transferred to PDG as part of the settlement of litigation	9,402	-	-
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(3,456)	(6,140)	654
Other current assets	(1,720)	(380)	(350)
Accounts payable and accrued expenses	539	1,877	4,020
Accrued compensation and benefits	(4,101)	1,101	541
Income taxes payable/refundable, net	661	(1,392)	650
Other, net	1,301	(511)	118

Net cash provided by operating activities	38,561	25,574	31,050

Cash flows from investing activities:
Cash paid for affiliation and acquisition transactions	(4,938)	(119,097)	(25,852)
Capital expenditures, net	(11,984)	(11,276)	(7,243)
Payment of affiliation costs	(181)	(699)	(333)
Contingent and deferred payments	(10,438)	(1,780)	(474)

Net cash used in investing activities	(27,541)	(132,852)	(33,902)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	-	-
Borrowings under revolving line of credit, net of repayments	(9,350)	6,750	1,850
Repayments of debt	(187)	(113)	(123)
Borrowings of debt	-	100,000	-
Contributions from minority interest holders	(492)	451	-
Proceeds from shares issued under employee stock purchase plan	543	568	473
Proceeds from issuance of common stock for exercise of stock options	220	2,186	867
Tax benefit on exercise of stock options	21	2,413	565
Tax benefit on disqualified dispositions	2	13	14
Payment of debt issuance costs	(1,528)	-	-

Net cash (used in) provided by financing activities	(10,770)	112,268	3,646

Increase in cash and cash equivalents	250	4,990	794
Cash and cash equivalents at beginning of period	6,376	1,386	592

Cash and cash equivalents at end of period	$6,626	$6,376	$1,386

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,404	$4,167	$1,737

Cash paid during the period for income taxes, net	$5,839	$6,617	$6,490

Outstanding checks in excess of deposits in transit	$2,349	$381	$2,694

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$151	$5,768	$1,411

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

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

The Company’s revolving credit facility and term loan mature on January 20, 2010 and the current credit markets are very limited and restrictive. If the Company fails to extend the maturity or to refinance its revolving credit facility and term loan with its existing lenders or others on satisfactory terms it would likely have a material adverse effect on its business, financial condition and results of operations. The Company may be able to refinance only a portion of its revolving credit facility and term loan, necessitating the issuance of subordinated debt, preferred stock or common stock, or some combination of such securities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders (see Note 8, “Debt” for further discussion).

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

Reclassifications

Amounts due to affiliated practices of $566,000 for 2006 have been reclassified from accounts receivable, net to accounts payable to conform to 2008 and 2007 presentations. Professional fees associated with the litigation among PDG, P.A. (“PDG”), PDHC, Ltd. (“PDHC”) and the Company of $1,570,000 for 2006 have been reclassified from general corporate expense to litigation expense to conform to 2008 and 2007 presentations.

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

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred and billed to the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities; lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

In December 2007, the Company entered into a settlement agreement in which the service agreement with PDG, P.A. (“PDG”) was terminated effective December 31, 2007 and transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG. The Company also entered into a transition services agreement with PDG to provide interim management services for a period of nine months through September 30, 2008 for $19,000,000. In 2008, the Company concluded the transition services agreement with PDG and recorded fees as other revenue pursuant to the transition services agreement.

Inventories

Inventories consist primarily of dental supplies and are stated at the lower of cost or market, with cost being determined under the weighted average method.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets which are 30-40 years for buildings, 3-12 years for equipment, and 5-7 years for furniture and fixtures, and the remaining life of the lease for leasehold improvements. Development costs incurred for computer software development or obtained for internal use are capitalized and amortized in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.” Capitalized software costs are amortized over 10 years once a determination is made that the software is deemed fit for operational use.

Goodwill and Other Intangible Assets

The Company has intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows and statutory regulations. At December 31, 2008, intangible assets were $252,000,000 and represented 71% of our total assets, and goodwill and indefinite-lived intangible assets represented 30% of our intangible assets and definite-lived intangible assets related to service agreements represented 70% of the Company’s intangible assets.

To the extent any intangible assets is impaired, its carrying value will be written down to its implied fair value and a charge will be made to earnings. Such an impairment charge could materially and adversely affect the Company’s operating results and financial condition.

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The Company performs an annual impairment assessment and compares the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2008.

We tested goodwill for impairment as of October 1, 2008 which included various scenarios with varying revenue, expense and capital investment assumptions and determined there was no impairment of goodwill and indefinite lived intangible assets.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Tooth Doctor are amortized over five years on an accelerated basis. The trade name intangible asset associated with acquisition of Metro Dentalcare is amortized on a straight-line basis over five years. The trade name intangible asset associated with the Tooth Doctor acquisition is indefinite-lived and not amortized.

Management performs an impairment test on definite-lived intangible assets when facts and circumstances exist which would suggest that the intangible assets may be impaired by comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2008.

Insurance

The Company maintains various insurance coverages for its business, including property-casualty, business interruption, workers’ compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. Certain of the Company’s insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which the Company and its captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company and its captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, were $1,600,000 for 2008 and $1,400,000 for 2007. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2008. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Interest rate swap	$-	$(2,059)	$-	$(2,059)
Cash equivalents	4,105	-	-	4,105

Total	$4,105	$(2,059)	$-	$2,046

In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to disclose the fair value of its long-term debt at least annually or more frequently if the fair value has changed significantly.

The Company’s long-term debt is carried at cost and is more fully described in Note 8. As of December 31, 2008 the estimated fair value the Company’s revolving line of credit was $31,188,000 and the fair value of the term loan was $102,015,000.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as from net operating loss and tax credit carry forwards. The Company evaluates the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. The Company uses its historical experience and its short and long-range business forecasts to provide insight. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Earnings per Share

Earnings per share are computed based on SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The Company expects no material effect at adoption date. However, upon adoption, this statement may materially affect the accounting for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 160 on its future consolidated financial statements, particularly the minority interest related to Tooth Doctor.

In March 2008, the FASB issued FSP 157-1 and 157-2 that (1) partially deferred the effective date of SFAS No. 157 “Fair Value Measurement” for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157. SFAS No. 157 as amended by this FSP is effective for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS No. 157 are not expected to have a material impact on our consolidated financial statements.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(2) Summary of Significant Accounting Policies – (Continued)

disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the Company beginning January 1, 2009. The Company is assessing the impact of SFAS 161 on its future consolidated financial statements.

(3) Accounts Receivable, net and Net revenue

Accounts receivable, net

Accounts receivable, net reflects receivables due from affiliated dental practices and represent amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and third party administrator. The following table lists receivables due from affiliated practices and other receivables for the years ended December 31 (in thousands):

	December 31,
	2008	2007
Receivables due from affiliated practices	$22,511	$20,151
Other receivables, net	3,364	3,470

Accounts receivable, net	$25,875	$23,621

Net revenue

For the years ended December 31, 2008, 2007 and 2006, net revenue consisted of the following (in thousands):

	2008	2007	2006
Reimbursement of expenses:
Salaries and benefits	$87,500	$88,658	$76,154
Lab and dental supplies	44,790	44,269	37,250
Office occupancy expenses	29,324	28,243	24,371
Other operating expenses	19,079	18,176	15,485
Depreciation expense	8,807	7,914	6,672

Total reimbursement of expenses	189,500	187,260	159,932
Business service fees	55,971	64,088	51,945

Revenue earned under service agreements	245,471	251,348	211,877
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	45,637	27,407	6,040

Net revenue	$291,108	$278,755	$217,917

Net revenue derived from the Company’s service agreement with Metro Dentalcare P.L.C., the affiliated practice at Metro Dentalcare, represented approximately 20%, 5% and 0% of the Company’s consolidated net revenue for 2008, 2007 and 2006, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 12%, 12% and 13% of the

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(3) Accounts Receivable, net and Net revenue – (Continued)

Company’s consolidated net revenue for 2008, 2007 and 2006, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in 2008. Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue includes $17,697,000 in revenue earned pursuant to the transition services agreement with PDG.

(4) Acquisitions and Affiliations

During the year ended December 31, 2008, the Company completed eight affiliation transactions. The Company acquired selected assets of seven dental practices that joined existing affiliated practices and one platform affiliation in Wisconsin. All transactions completed in 2008 are referred to as “2008 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $4,650,000 in cash, net of cash acquired. Contingent payments associated with three 2008 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and in total cannot exceed $597,000. In 2008, the Company made a contingent payment based upon earnings related to the Metro Dentalcare acquisition of approximately $9,685,000 of which $4,575,000 was accrued as of December 31, 2007.

During the year ended December 31, 2007, the Company completed fourteen acquisition and affiliation transactions. The Company acquired selected assets of ten dental practices that joined existing affiliated practices and three platform affiliations in California, Minnesota and Texas, which included execution of a new service agreement between the Company and the affiliated practices. Finally, the Company acquired 100% of the outstanding capital stock of Metropolitan Dental Holdings, Inc. (“Metro Dentalcare”) and entered into a platform affiliation with Metro Dentalcare, P.L.C., which included the execution of a new service agreement between the Company and the affiliated practice. All transactions completed in 2007 are referred to as “2007 Transactions.” The aggregate purchase price paid in connection with these transactions consisted of approximately $119,123,000 in cash, net of cash acquired. Excluding Metro Dentalcare, contingent payments associated with six 2007 Transactions are based on revenue, for an agreed upon period after the transaction, meeting or exceeding a predetermined threshold, and in total cannot exceed $2,220,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(4) Acquisitions and Affiliations – (Continued)

The 2008 and 2007 Transactions are as follows:

Date	Affiliated Practice	Location(s)
December 2008	Amrutha Mandava, D.M.D. & Sreedevi Mandava, D.D.S.	Albany, NY
December 2008	Ronald Verhulst, D.D.S.	West Allis, WI
November 2008	Freida Grimes-Moore, D.D.S.	Bartlett, TN
November 2008	Jeffrey Dean, D.D.S.	Greenfield, WI
October 2008	Barry S. Rosenblatt, D.M.D.	Troy, NY
July 2008	David J. Barabe, D.D.S.	Winston-Salem, NC
March 2008	Chris Meyers, D.D.S. & Margita Meyers, D.M.D.	Shorewood, WI
March 2008	Advanced Dental Specialist	Milwaukee, WI
December 2007	Michael Sabeti, D.D.S., M.S.	Pearland, TX
December 2007	Michael Berman, D.D.S.	Killeen, TX
September 2007	Metropolitan Dental Holdings, Inc.	Minneapolis, MN
September 2007	Larry J. Gaydos, D.D.S.	St. Louis, MO
September 2007	Jeffrey W. Ausen, D.D.S.	Waukesha, WI
August 2007	Barzman, Kasimov & Vieth, D.D.S.	Buffalo, NY
July 2007	Virginia A. Plaisted, D.D.S.	Delmar, NY
June 2007	Mark Moskowitz, D.D.S.	Queensbury, NY
June 2007	Sacramento Oral Surgery	Sacramento, CA
May 2007	Valley Dental Group	Golden Valley, MN
May 2007	Mark H. Karakourtis, M.D., D.D.S.	Austin, TX
March 2007	Donald L. Roberts, D.D.S.	Houston, TX
February 2007	James T. Shoptaw, D.D.S.	Killeen/Temple, TX
January 2007	Jeffrey & Paul Morrison, D.D.S.	Bethesda, MD

The accompanying consolidated financial statements include the results of operations under the service agreements from the date of affiliation. The following table includes total consideration paid, the estimated fair value of net assets acquired and intangible assets associated with 2008 and 2007 Transactions, excluding Metro Dentalcare (in thousands):

	2008	2007
Total consideration paid	$4,938	$35,419
Fair value of net tangible assets acquired and liabilities assumed	798	1,688

Intangible assets	$4,140	$33,731

On September 25, 2007, the Company acquired 100% of the outstanding capital stock of Metro Dentalcare. In connection with the acquisition, a subsidiary of Metro Dentalcare entered into a 40-year service agreement with an affiliated professional limited liability corporation. The purchase price paid in connection with the acquisition was approximately $87,044,000 in cash plus an earn out of $9,685,000 paid in 2008 based on Metro Dentalcare’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended December 31, 2007. As of December 31, 2007, the Company had accrued approximately $4,575,000 of this amount, reflected in accrued expense, in connection with the Metro Dentalcare earn out.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Land and buildings	$783	$783
Equipment	58,473	59,776
Furniture and fixtures	11,984	12,851
Leasehold improvements	41,188	46,054

Total property and equipment	112,428	119,464
Less accumulated depreciation	(57,886)	(59,019)

Total property and equipment, net	$54,542	$60,445

Depreciation expense was $11,054,000, $9,422,000 and $7,845,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Since 2002, the Company has been developing Improvis, a proprietary practice management system. As of December 31, 2008, 19 affiliated practices, comprising 179 dental facilities, were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $2,255,350, which includes approximately $216,600 in capitalized interest, in connection with this project as of December 31, 2008, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $292,000 in amortization costs as of December 31, 2008. These costs will be amortized over ten years.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2026. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $25,340,000, $24,690,000 and $19,560,000, respectively, of which $22,690,000, $22,230,000 and $18,055,000 were reimbursed under service agreements.

Minimum future rental payments under non-cancelable operating leases and amounts to be reimbursed under service agreements as of December 31, 2008 are as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2009	$18,325	$16,309	$2,016
2010	15,982	14,028	1,954
2011	13,139	11,475	1,663
2012	11,157	9,805	1,352
2013	9,515	8,325	1,190
Thereafter	27,419	24,966	2,453

Total minimum lease payments	$95,537	$84,908	$10,628

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(6) Intangible Assets

Intangible assets consisted of the following as of December 31, 2008 and 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2008
Service agreements	$223,718	$(51,684)	$172,034
Trade name	4,035	(700)	3,335
Customer relationships	605	(447)	158

	$228,358	$(52,831)	$175,527

December 31, 2007
Service agreements	$218,527	$(42,742)	$175,785
Trade name	4,035	(148)	3,887
Customer relationships	605	(308)	297

	$223,167	$(43,198)	$179,969

Intangible asset amortization expense for 2008, 2007 and 2006 was $9,635,000, $7,049,000, and $5,358,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $9,466,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for the Metro Dentalcare trade name intangible is five years. The trade name intangible asset associated with the Tooth Doctor is indefinite-lived and not amortized. The weighted average amortization period for customer relationships is 3 years. The weighted average remaining life of all intangible assets is 18 years.

(7) Income Taxes

Income tax expense for the years ended December 31 consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$4,734	$6,809	$6,854
State	1,331	881	754

Total current	6,065	7,690	7,608

Deferred:
Federal	11,352	(10,934)	(634)
State	1,828	(1,037)	172

Total deferred	13,180	(11,971)	(462)

Total income taxes	$19,245	$(4,281)	$7,146

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(7) Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Operating loss and other carryforwards	$709	$876
Organization and start-up costs	-	3
Stock-based compensation	1,861	1,184
Litigation expense	-	16,321
Accrued expenses and other liabilities	4,086	1,539

Gross deferred tax assets	6,656	19,923
Net valuation allowance	(551)	(748)

Net deferred tax assets	6,105	19,175

Deferred tax liabilities:
Intangibles	(34,337)	(33,290)
Property and equipment	(1,444)	(941)
Other	(2,170)	(56)
Deferred revenue	331	(3,420)
Software costs	(962)	(833)

Total deferred tax liabilities	(38,582)	(38,540)

Net deferred tax liabilities	$(32,477)	$(19,365)

The Company has a valuation allowance against a portion of its deferred tax assets related to its state tax attributes. Based upon the Company’s current structure, it is more likely than not that this deferred tax asset will not be realized. The valuation allowance for deferred tax assets was $551,000 and $748,000 as of December 31, 2008 and 2007, respectively. The change in the valuation allowance for the years ended December 31, 2008 and 2007 was $197,000 and $265,000 respectively. The initial recognition (that is, by elimination of the valuation allowance) of the state tax benefits in the future will be primarily recorded to additional paid-in capital, not consolidated statements of income.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $75,000 and $2,426,000 for the years ended December 31, 2008 and 2007, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(7) Income Taxes – (Continued)

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2008			2007
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$3,784	$409	$4,193	$15,775	$1,645	$17,420
Non-current	1,484	428	1,912	569	1,186	1,755

Total deferred tax assets	5,268	837	6,105	16,344	2,831	19,175

Deferred tax liabilities:
Current	(69)	(12)	(81)	(3,054)	(422)	(3,476)
Non-current	(32,436)	(6,065)	(38,501)	(29,061)	(6,003)	(35,064)

Total deferred tax liabilities	(32,505)	(6,077)	(38,582)	(32,115)	(6,425)	(38,540)

Net deferred tax liabilities	$(27,237)	$(5,240)	$(32,477)	$(15,771)	$(3,594)	$(19,365)

The Company has state net operating loss carry forwards of $14,324,000 as of December 31, 2008 which expire at various times from 2009 through 2025.

The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2008	2007	2006
Income taxes at Federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	(0.2)	0.8	0.0
State taxes, net of Federal benefit	4.2	0.8	3.3
SFAS No. 123(R) expense for employee stock purchase plan	0.2	(0.3)	0.4
Other permanent differences	(0.2)	(0.6)	0.4

Effective income tax rate	39.0%	35.7%	39.1%

In the Company’s opinion, adequate tax liabilities have been established for all years. Federal tax years prior to 2006 are closed.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(7) Income Taxes – (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2008. There was no material impact on our results of operations or financial position as a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). The amount of gross unrecognized tax benefits at December 31, 2008 was $386,000, of which $386,000 would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance, beginning of year	$393	$253
Additions for tax positions during the current year	-	63
Additions for tax positions for prior years	-	190
Reductions for tax positions of prior years for:
Changes in judgment	-	-
Settlements during the period	-	(15)
Lapses of applicable statute of limitations	(7)	(98)

Balance, end of year	$386	$393

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties accrued in connection with unrecognized tax benefits as a component of income before taxes in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $104,235 and $120,522 as of January 1, 2008 and December 31, 2008, respectively.

(8) Debt

Long-term debt obligations consist of the following at December 31 (in thousands):

	2008	2007
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 4.98% to 9.25%	$31,100	$40,450
Term loan, ranks pari passu in right of payment to all of the obligations of revolving credit facility, LIBOR-based and prime interest rate of 8.48%	100,000	100,000
Subordinated notes payable to stockholders and former owners, bearing interest at 7%, maturing through 2010	72	107
Note payable to River Road Dental, collateralized by substantially all assets of the Metro-Brooklyn Center clinic, bearing interest at 6%, maturing through 2011	445	577
Note payable to Bloomington Southgate, bearing interest at 5%, maturing through 2009	20	40

Total long-term debt	131,637	141,174
Less current maturities	196	188

Long-term debt, non-current portion	$131,441	$140,986

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(8) Debt – (Continued)

Annual maturities of long-term debt as of December 31, 2008 are as follows (in thousands):

Long-term Debt
2010	$131,285
2011	156
2012	-
2013	-
2014	-
Thereafter	-

Total payments	$131,441

Revolving Line of Credit and Term Loan

The Company has a revolving credit facility in the amount of $75,000,000. The facility matures on January 20, 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for both prime borrowings and LIBOR borrowings. At December 31, 2008, the LIBOR and prime interest rate under the credit facility, including borrowing margin, was 8.48%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of December 31, 2008. The outstanding balance under this line as of December 31, 2008 was $31,100,000, and the Company had stand-by letters of credit amounting to $1,669,200 at December 31, 2008. The unused balance under this revolving credit facility as of December 31, 2008 was $42,230,800 and based on borrowing covenants, reduced by the stand-by letter of credit, $35,346,730 was available for borrowing.

The Company has a term loan in the amount of $100,000,000. The loan matures on January 20, 2010 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin of 4.5%. The margin for the first 90 days from October 24, 2008 is 450 basis points and will increase 50 basis points March 1, 2009 and each 90 days thereafter. All of the obligations under this term loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan on October 24, 2008 the Company is permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earnout and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x.

On May 9, 2007, the Company entered into an interest rate swap to hedge $20,000,000 of borrowings under the credit facility. Under this arrangement, the Company has effectively converted its 3-month, floating LIBOR interest rate exposure, plus a credit spread, to fixed 5.0%, plus a credit spread, until February 2012. Management believes it will maintain debt in amounts in excess of the hedge amount through its maturity.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(9) Accrued Litigation Expense

In December 2007, the Company entered into a settlement agreement with respect to litigation among PDHC Ltd., (“PDHC”) one of its Minnesota subsidiaries, and PDG. Under the terms of the definitive agreements contemplated by the settlement agreement and in release of the PDG litigation, the Company transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and trade name “Park Dental” to PDG, effective February 29, 2008. The parties also entered into a transition services agreement. Under the agreement, the Company agreed to provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008 for $19,000,000. PDG paid the interim management services fee and the Company provided the services. The parties are completing the final steps in the separation of PDHC and PDG.

The Company has accounted for the transactions in 2007 and 2008 as follows:

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company accrued a loss contingency of $30,968,000 at December 31, 2007, which was comprised of the following items: (i) $39,968,000 representing the estimated fair value, using discounted cash flows, of the operating assets being transferred and (ii) a reduction of $9,000,000 from the $19,000,000 to be paid by PDG, which represents the amount deemed in excess of the fair market value of the management services to be provided. In addition to this $30,968,000 accrual, litigation expense in the Company’s statement of operations is also comprised of the following: (i) $2,035,000 of accounts receivable due from PDG that the Company reserved as part of the litigation settlement and (ii) professional fees associated with the litigation of $3,731,000. Professional fees associated with the litigation of $1,570,000 for the year ended December 31, 2006 have been reclassified from general corporate expenses to litigation expense. The Company expensed, as interest expense, approximately $851,000 of previously capitalized financing costs pursuant to Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), when the Company and the lenders entered into a forbearance agreement on December 18, 2007.

On February 29, 2008, under the terms of the settlement agreement the Company transferred the operating assets of 25 of the 31 Park Dental facilities and pursuant to Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we realized a net gain of $30,763,000 which represents the fair value of the assets transferred in excess of the book value of the assets transferred. In addition, the Company recorded an interim management services fee, during 2008, totaling $10,000,000 offset by the costs to provide these services including severance costs.

(10) Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value.

Preferred Stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such Preferred Stock, and to fix and determine the variations among series of Preferred Stock. Any new Preferred Stock issued would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such Preferred Stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue Preferred Stock with voting and conversion rights that could adversely affect

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(10) Stockholders’ Equity – (Continued)

the voting power of the holders of Common Stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2008 and 2007, there were no shares of Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock, $0.01 par value. As of December 31, 2008, 13,484,241 shares were issued and 12,901,741 shares were outstanding. As of December 31, 2007, 13,397,120 shares were issued and 12,814,620 shares were outstanding.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its Common Stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its Common Stock through December 31, 2008 at a cost of $3,874,000.

(11) Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years, except for the 2005 Directors Stock Option Plan which vests over three years . At December 31, 2008, options for 1,366,301 shares were vested and 588,125 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

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

The Company recognized stock-based compensation expense for options granted and its employee stock purchase plan (“ESPP”) of $1,978,000 and $1,898,000 for the years ended December 31, 2008 and 2007, respectively, and this expense was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for options grants of $1,396,435 and $622,386 for the years ended December 31, 2008 and 2007, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of December 31, 2008 was approximately $4,006,000 and the weighted average period of time over which this cost will be recognized is 3 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(11) Stock-based Compensation – (Continued)

The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2008		2007		2006
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	2.7%	1.6%	4.6%	5.1%	4.6%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	77%	71%	42%	39%	42%	41%
Expected life (years)	5.40	0.25	6.20	0.50	6.25	0.50
Expected forfeiture	4.0%	-	3.0%	-	4.0%	-
Weighted average fair value of options/ purchase rights granted during the year	$6.31	$1.95	$10.60	$6.13	$6.91	$4.59

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

Since adoption of SFAS 123(R), forfeitures are estimated based on historical experience.

The following table summarizes the stock option transactions during the year ended December 31, 2008:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,828	$11.05	-	-
Granted	104	9.78	-	-
Exercised	(28)	7.90	-	-
Forfeited or expired	(88)	16.11	-	-

Outstanding at December 31, 2008	1,816	$10.78	5.66	$798

Vested and unvested expected to vest as of December 31, 2008	1,764	$10.61	5.60	$798

Exercisable at December 31, 2008	1,366	$8.90	4.92	$798

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31 2008, 2007 and 2006 are provided in the following table (in thousands):

	2008	2007	2006
Proceeds from stock options exercised	$220	$2,186	$867
Tax benefit related to stock options exercised	$21	$2,413	$565
Intrinsic value of stock options exercised	$88	$6,520	$1,205

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(11) Stock-based Compensation – (Continued)

Summaries of the Company’s stock option plans as of December 31, 2008 are as follows:

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, (the “2005 Plan”), provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2008, 700,000 shares were authorized under the 2005 Plan, with 671,125 shares reserved for issuance and options for 493,000 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan, (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of such options can be no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over three years and expire ten years after the date of grant. At December 31, 2008, 175,000 shares were authorized under the Directors Plan, with 175,000 shares reserved for issuance and options for 90,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Company’s Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2008, 2,359,869 shares were authorized under the 1996 Plan, with 1,017,863 shares reserved for issuance and options for 982,446 shares outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (“TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted under this plan vest at the end of the nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 14,054 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2008, options for 14,054 shares were outstanding under this Plan. All outstanding options to purchase such shares became exercisable at the completion of the IPO except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(11) Stock-based Compensation – (Continued)

1996 Affiliate Stock Option Plan

The Company’s 1996 Affiliate Stock Option Plan, as amended (the “Affiliate Plan”), provides for the grant of stock options to certain persons associated with the affiliated practices. Only non-qualified options may be granted pursuant to the Affiliate Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Affiliate Plan generally vest over four years and expire ten years after the date of grant. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the Affiliate Plan. At December 31, 2008, no options were outstanding under the Affiliate Plan.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of such options is no less than the fair market value of the Common Stock at the time of grant. Options granted pursuant to the Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2008, 577,500 shares were authorized under the 1996 Directors Plan, with 258,300 shares reserved for issuance and options for 236,175 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “Employee Stock Purchase Plan” or “ESPP”), enables eligible employees to purchase shares of Common Stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of Common Stock under the ESPP is 85% of the lesser of the value of the Common Stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $12,500 on the amount that may be withheld from any participant in any option period. A total of 550,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 448,338 shares have been issued through 2008 and 39,334 shares were committed for issuance as of December 31, 2008.

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2008, 2007 and 2006 follows:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,827,992	$11.05	1,942,704	$8.60	1,781,531	$7.65
Granted	103,900	9.78	270,650	22.05	284,800	14.17
Exercised	(27,873)	7.90	(366,725)	5.96	(115,804)	7.51
Cancelled	(88,344)	16.11	(18,637)	15.90	(7,823)	11.09

Outstanding at end of year	1,815,675	$10.78	1,827,992	$11.05	1,942,704	$8.60

Exercisable at end of year	1,366,307	$8.90	1,186,330	$7.69	1,294,261	$6.53

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(11) Stock-based Compensation – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.41 - $ 6.00	532,885	3.76	$5.66	508,135	$5.66
$ 6.00 - $ 13.80	826,525	6.41	9.51	636,825	8.85
$ 13.80 -$ 19.45	217,215	6.65	15.75	149,748	15.75
$ 19.45 -$ 26.02	239,050	8.22	21.89	71,599	21.65

	1,815,675	5.66	$10.78	1,366,307	$8.90

(12) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation, subject to IRS maximums/minimums. Total plan expense for the years ended December 31, 2008, 2007 and 2006 was $1,912,000, $1,395,000 and $1,184,000, respectively.

(13) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2008	2007	2006
Basic Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	$30,118	$(7,716)	$11,134

Weighted average common shares outstanding	12,876	12,681	12,301

Net earnings (losses) per share	$2.34	$(0.61)	$0.91

Diluted Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	30,118	$(7,716)	$11,134

Weighted average common shares outstanding	12,876	12,681	12,301
Add: Dilutive effect of options (1)	274	-	615

Weighted average common shares as adjusted	13,150	12,681	12,916

Net earnings (losses) per share	$2.29	$(0.61)	$0.86

(1) In 2008, 793,662 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

In 2007, the dilutive effect of 631,247 shares were excluded as the Company had a loss from continuing operations pursuant to SFAS 128 “Earnings per Share.” In 2006, 461,865 options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(14) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net revenue	$79,811	$74,639	$71,548	$65,110
Operating expenses	41,931	65,557	63,590	59,840
Earnings from operations	37,880	9,082	7,958	5,270
Earnings before income taxes	35,285	6,512	5,428	2,138
Income taxes	13,760	2,539	2,118	828
Net earnings	$21,525	$3,973	$3,310	$1,310
Net earnings per share (1):
Basic	$1.68	$0.31	$0.26	$0.10
Diluted	$1.65	$0.30	$0.25	$0.10
Weighted average common shares outstanding:
Basic	12,839	12,862	12,900	12,902
Diluted	13,084	13,117	13,230	13,057

2007
Net revenue	$65,458	$66,552	$67,162	$79,583
Operating expenses	58,235	58,365	61,910	106,599
Earnings (losses) from operations	7,223	8,187	5,252	(27,016)
Earnings (losses) before income taxes	6,441	7,519	4,327	(30,284)
Income taxes	2,562	2,991	1,626	(11,460)
Net earnings (losses)	$3,879	$4,528	$2,701	$(18,824)
Net earnings (losses) per share (1):
Basic	$0.31	$0.36	$0.21	$(1.47)
Diluted	$0.30	$0.34	$0.20	$(1.47)
Weighted average common shares outstanding:
Basic	12,456	12,669	12,779	12,812
Diluted	13,145	13,302	13,395	12,812

(1) The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

On March 11, 2009, Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC and PDHC, Ltd entered into an Amended and Restated Service Agreement, effective January 1, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information relating to the executive officers of the Company is included under the caption “Executive Officers and Senior Management of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Proxy Statement to be filed with the Commission in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A summary of our stockholder approved and non-approved equity plans as of December 31, 2008 (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,816	$10.78	588

Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	62

Total all plans	1,816	$10.78	650

The information set forth under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Election of Directors” and “Compensation Committee Interlocks” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Proposal 4 – Ratification of Independent Public Accountant – Independent Accountant Fees” and “Audit Committee Report” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements (see Item. 8)

(a)(2)	Financial Statement Schedules
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in this report beginning at page 77.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 16th day of March, 2009.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 16, 2009

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2009

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 16, 2009

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 16, 2009

/S/ JAMES T. KELLY James T. Kelly	Director	March 16, 2009

/S/ LONNIE H. NORRIS Lonnie H. Norris	Director	March 16, 2009

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 16, 2009

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 16, 2009

/S/ STEVEN J. SEMMELMAYER Steven J. Semmelmayer	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(a)	Second Amended and Restated Certificate of Incorporation of American Dental Partners, Inc. (1)

3(b)	Amended and Restated By-laws of American Dental Partners, Inc. (2)

3(c)	Amendment to Article 5 of the Company’s Amended and Restated By-laws (22)

4(a)	Form of Stock Certificate (1)

10(b)	American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (3)

10(d)	Amendment No. 5 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (4)

10(e)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (5)

10(f)	American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan, as amended by Amendment No. 1 (2)

10(g)	American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan, as amended by Amendments No.1, No. 2 and No. 3 (3)

10(h)	American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 (3)

10(i)	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan (5)

10(j)	American Dental Partners, Inc. 1999 Restricted Stock Plan (6)

10(k)	Amendment No. 1 to American Dental Partners, Inc. Amended and Restated 1999 Restricted Stock Plan (4)

10(l)	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001, between American Dental Partners, Inc. and Gregory A. Serrao (7)

10(t)	Amendment No. 6 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (8)

10(u)	Amendment No. 4 to American Dental Partners, Inc. Amended and Restated 1996 Affiliate Stock Option Plan (8)

10(v)	Amendment No. 2 to American Dental Partners, Inc. 1996 Time Accelerated Stock Option Plan (8)

10(z)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Directors Stock Option Plan (10)

10(aa)	Amendment No. 7 to American Dental Partners, Inc. Amended and Restated 1996 Stock Option Plan (11)

10(bb)	Amendment No. 4 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan (11)

10(cc)	Amendment No. 2 to American Dental Partners, Inc. 1999 Restricted Stock Plan (11)

10(dd)	Amended and Restated Credit Agreement dated February 22, 2005 among American Dental Partners, Inc., the Lenders Named Herein and KeyBank National Association as Agent (12)

10(ee)	Amended and Restated Subsidiary Guaranty dated February 22, 2005 between The Subsidiaries of American Dental Partners, Inc. and KeyBank National Association (12)

EXHIBIT INDEX (cont.)

10(ff)	Amended and Restated Pledge and Security Agreement dated February 22, 2005 between American Dental Partners, Inc. and its subsidiaries and KeyBank National Association (12)

10(gg)	Amended and Restated Service Agreement dated January 1, 1999 between Smileage Dental Care, Inc. and Wisconsin Dental Group, S.C. (14)

10(hh)	Amendment No. 1 to Amended and Restated Service Agreement dated October 1, 2000 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (14)

10(ii)	Amendment No. 2 to Amended and Restated Service Agreement dated January 1, 2001 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (14)

10(jj)	Amendment No. 3 to Amended and Restated Service Agreement dated July 1, 2003 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (14)

10(kk)	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 2004 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (14)

10(ll)	Amended 2005 Equity Incentive Plan (15)

10(mm)	Amended 2005 Directors Stock Option Plan (15)

10(nn)	Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan (15)

10(oo)	Nonqualified Stock Option Agreement for 2005 Directors Stock Option Plan (15)

10(pp)	Written Description of the Company’s Executive Bonus Plan (16)

10(rr)	Fourth Amendment to Amended and Restated Service Agreement dated January 1, 2005 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (17)

10(uu)	Omnibus Amendment Agreement and Waiver, dated as of January 24, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement, and KeyBank National Association, as administrative agent for the lenders (18)

10(vv)	Amendment No. 2 to Amended and Restated Credit Agreement dated as of February 21, 2007, by and among American Dental Partners, Inc. and its Subsidiaries, the lending institutions party to the Credit Agreement and JP Morgan Chase Bank, N.A., and KeyBank National Association, as administrative agent for the lenders (19)

10(ww)	Amendment to Service Agreement dated effective as of January 1, 2007 between Wisconsin Dental Group, S.C., and American Dental Partners of Wisconsin, LLC (20)

10(yy)	Service Agreement among Metro Dentalcare, PLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC and Metropolitan Dental Management, Inc., with an effective date of September 25, 2007 (21)

10(zz)	Amendment No. 3 to Amended and Restated Credit Agreement among American Dental Partners, Inc. its subsidiaries, Key Bank National Associates and the lending institutions party to the Credit Agreement, dated September 25, 2007 (23)

10(aaa)	Term Loan Agreement among American Dental Partners, Inc., certain lending institutions and KBCM Bridge, LLC, dated September 25, 2007 (23)

10(bbb)	Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Credit Agreement and KeyBank National Association, as lender and as administrative agent, dated December 18, 2007 (24)

10(ccc)	Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated December 18, 2007 (24)

EXHIBIT INDEX (cont.)

10(ddd)	Settlement Agreement among the Company, PDHC, Ltd., PDG, P.A., Dental Specialists of Minnesota, P.A. and James Ludke, D.D.S., PLLC dated December 26, 2007 (25)

10(eee)	Standstill Agreement among the Company, PDHC, Ltd., PDG, P.A. and Dental Specialists of Minnesota, P.A. dated December 26, 2007 (25)

10(fff)	Amended and Restated Forbearance Agreement and Amendment No. 4 to the Credit Agreement with the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated January 11, 2008, and letter dated January 11, 2008 (26)

10(ggg)	Amended and Restated Forbearance Agreement among the Company and its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated January 11, 2008, and letter dated January 11, 2008 (26)

10(hhh)	Amendment No. 5 to Amended and Restated Credit Agreement and Waiver among American Dental Partners, Inc., its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005, as amended and KeyBank National Association, as lender and as administrative agent, dated February 21, 2008 (27)

10(iii)	Amendment No. 1 to Term Loan Agreement and Waiver among American Dental Partners, Inc., its subsidiary guarantors, the lending institutions party to the Term Loan Agreement and KBCM Bridge LLC, as lender and as administrative agent, dated February 21, 2008 (27)

10(jjj)	Definitive Settlement Agreement among American Dental Partners, Inc., PDHC, LTD., Northland Dental Partners, PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A., effective February 29, 2008 (28)

10(kkk)	Transition Services Agreement among PDG, P.A., Dentist Specialists of Minnesota, P.A., American Dental Partners, Inc., and PDHC, LTD., effective February 29, 2008 (28)

10(lll)	Mutual Release of Claims by and among American Dental Partners, Inc., PDHC, Ltd., Northland Dental Partners, PLLC, fka James Ludke, D.D.S., PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A. effective February 29, 2008 (28)

10(mmm)	First Amendment to Amended and Restated Employment and Non-Competition Agreement by and between the Company and Gregory A. Serrao effective January 1, 2009 (Filed Herewith)

10(nnn)	Amended and Restated Service Agreement among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC and PDHC, LTD effective January 1, 2009 (Filed Herewith)

10(ooo)	Amendment No. 6 to Amended and Restated Credit Agreement among the Company and its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005 as amended and KeyBank National Association, as lender and as administrative agent, dated June 11, 2008 (29)

10(ppp)	Amendment No. 3 to Term Loan Agreement among the Company, its subsidiary guarantors, the lending institutions party to the term loan agreement and KBCM Bridge LLC, as lender and as administrative agent, dated June 11, 2008 (29)

10(qqq)	Amendment No. 7 to Amended and Restated Credit Agreement among the Company and its subsidiary guarantors and the lending institutions party to the credit agreement dated February 22, 2005 as amended and KeyBank National Association, as lender and as administrative agent, dated October 24, 2008 (30)

EXHIBIT INDEX (cont.)

10(rrr)	Amendment No. 3 to Term Loan Amendment among the Company, its subsidiary guarantors, the lending institutions party to the term loan agreement and KBCM Bridge LLC, as lender and as administrative agent, dated October 24, 2008 (30)

14.1	American Dental Partners, Inc. Code of Business Conduct and Ethics (13)

21	Subsidiaries of American Dental Partners, Inc., filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on December 31, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-39981) filed on November 12, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 16, 2000.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 12, 2002.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on November 10, 1999.
(7)	Incorporated by reference to the Company’s Form 10-K filed on March 23, 2001.
(8)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2003.
(9)	Incorporated by reference to the Company’s Form 10-Q filed on November 5, 2003.
(10)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2004.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2004.
(12)	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.
(13)	Incorporated by reference to the Company’s Form 10-K filed on March 17, 2004.
(14)	Incorporated by reference to the Company’s Form 10-K filed on March 14, 2005.
(15)	Incorporated by reference to the Company’s Form 8-K filed on July 18, 2005.
(16)	Incorporated by reference to the Company’s Form 8-K filed on April 20, 2005.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 10, 2006.
(18)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2007.
(19)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2007.
(20)	Incorporated by reference to the Company’s Form 8-K filed on May 9, 2007.
(21)	Incorporated by reference to the Company’s Form 8-K filed on September 25, 2007.
(22)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(23)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2007.
(24)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2007.
(25)	Incorporated by reference to the Company’s Form 8-K filed on December 27, 2007.
(26)	Incorporated by reference to the Company’s Form 8-K filed on January 14, 2008.
(27)	Incorporated by reference to the Company’s Form 8-K filed on February 27, 2008.
(28)	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2008.
(29)	Incorporated by reference to the Company’s Form 8-K filed on June 12, 2008.
(30)	Incorporated by reference to the Company’s Form 8-K filed on October 28, 2008.