Form 10-Q
period 2009-03-31
AMERICAN DENTAL PARTNERS INC
filed 2009-05-11
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act    ☐    Yes  ☒  No

The number of shares of Common Stock, $0.01 par value, outstanding as of May 4, 2009 was 12,948,575.

AMERICAN DENTAL PARTNERS, INC.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,568	$6,626
Accounts receivable, net	27,888	25,875
Inventories	2,504	2,447
Prepaid expenses and other current assets	4,177	4,745
Prepaid/refundable income taxes	—	798
Deferred income taxes	3,858	4,193

Total current assets	44,995	44,684

Property and equipment, net	53,485	54,542

Non-current assets:
Goodwill	76,122	76,122
Service Agreements and other intangible assets, net	173,295	175,527
Deferred income taxes	1,913	1,912
Other	432	466

Total non-current assets	251,762	254,027

Total assets	$350,242	$353,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,655	$14,763
Accrued compensation and benefits	9,753	9,436
Accrued expenses	6,040	6,620
Income taxes payable	133	—
Deferred income taxes	82	81
Current maturities of debt	126,149	196

Total current liabilities	156,812	31,096
Non-current liabilities:
Long-term debt	293	131,441
Deferred income taxes	38,377	38,499
Other liabilities	5,446	5,135

Total non-current liabilities	44,116	175,075

Total liabilities	200,928	206,171

Noncontrolling interest	1,173	584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, per value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, per value $0.01 per share, 25,000,000 shares authorized, 13,531,075 and 13,484,241 shares issued; 12,948,575 and 12,901,741 shares outstanding at March 31, 2009 and December 31, 2008, respectively	135	135
Additional paid-in capital	71,748	71,096
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(2,036)	(2,059)
Retained earnings	82,168	81,200

Total stockholders’ equity	148,141	146,498

Total liabilities and stockholders’ equity	$350,242	$353,253

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$69,385	$79,811
Operating expenses:
Salaries and benefits	29,566	35,501
Lab fees and dental supplies	10,293	11,981
Office occupancy	8,499	9,013
Other operating expense	6,578	6,772
General corporate expense	3,360	3,630
Depreciation	2,715	2,774
Amortization of intangible assets	2,425	2,387
Litigation settlement (income)	—	(30,127)

Total operating expenses	63,436	41,931

Earnings from operations	5,949	37,880
Interest expense	3,370	2,455
Earnings before income taxes	2,579	35,425
Income taxes	1,021	13,760

Consolidated net earnings	1,558	21,665
Noncontrolling interest	137	140

Net earnings	$1,421	$21,525

Net earnings per common share:
Basic	$0.11	$1.68

Diluted	$0.11	$1.65

Weighted average common shares outstanding:
Basic	12,935	12,839

Diluted	12,994	13,084

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholder's Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2007	13,397	(582)	$134	$68,332	$51,082	$(3,874)	$(771)	$114,903	$894
Issuance of common stock for employee stock purchase plan including tax benefit of - $2	29	—	—	250	—	—	—	250
Issuance of common stock for exercised stock options, including tax benefit of - $0	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	526	—	—	—	526
Accumulated other comprehensive income	—	—	—	—	—	—	(777)	(777)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(492)
Net income	—	—	—	—	21,525	—	—	21,525	139

Balance at March 31, 2008	13,426	(582)	$134	$69,108	$72,607	$(3,874)	$(1,548)	$136,427	$541

Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of - $0	39	—	—	272	—	—	—	272
Issuance of common stock for exercised stock options, including tax benefit of - $5	8	—	—	41	—	—	—	41
Stock-based compensation expense	—	—	—	339	—	—	—	339
Accumulated other comprehensive income	—	—	—	—	—	—	23	23
Cumulative adjustment of noncontrolling interest	—	—	—	—	(453)	—	—	(453)	453
Net income	—	—	—	—	1,421	—	—	1,421	136

Balance at March 31, 2009	13,531	(582)	$135	$71,748	$82,168	$(3,874)	$(2,036)	$148,141	$1,173

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Consolidated net earnings	$1,558	$21,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,715	2,774
Stock-based compensation	339	526
Amortization of intangible assets	2,425	2,387
Other amortization	272	39
Deferred income tax benefit	214	12,896
Loss on disposal of property and equipment	3	76
Accrued litigation expense	—	(30,968)
Assets transferred to PDG as part of settlement of litigation	—	9,246
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	(2,013)	(16,464)
Other current assets	247	(323)
Accounts payable and accrued expenses	(543)	1,584
Accrued compensation and benefits	317	(2,585)
Income taxes payable/refundable, net	932	637
Other, net	376	34

Net cash provided by operating activities	6,842	1,524

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(75)	(2,149)
Capital expenditures, net	(1,794)	(3,929)
Payment of affiliation costs	(7)	(99)
Contingent and deferred payments	(142)	(128)

Net cash used in investing activities	(2,018)	(6,305)

Cash flows from financing activities:
(Repayments) borrowings under revolving line of credit, net of repayments	(5,150)	5,350
Repayments of debt	(45)	(32)
Distributions to noncontrolling interest holders	—	(492)
Proceeds from shares issued under employee stock purchase plan	272	248
Proceeds from issuance of common shares for exercise of stock options	36	—
Tax benefit on exercise of stock options	5	—
Tax benefit on disqualified dispositions	—	2
Payment of debt issuance costs	—	(553)

Net cash (used in) provided by financing activities	(4,882)	4,523

Decrease in cash and cash equivalents	(58)	(258)
Cash and cash equivalents at beginning of period	6,626	6,376

Cash and cash equivalents at end of period	$6,568	$6,118

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,733	$2,350

Cash paid during the period for income taxes, net	$60	$239

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$59	$4,635

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

The Company’s revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as a current liability at March 31, 2009. The availability of senior secured debt has been significantly reduced in the current credit market which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. To the extent that the Company is not able to refinance its credit facilities in the senior credit markets or to obtain extensions from the Company’s existing lenders, the Company may need to seek financing from other sources, including the sale of subordinated debt, debt convertible into common stock, preferred stock or common stock. These forms of financing may include interest payments, dividend payments and dilutive effects to the Company’s existing common stockholders. The Company cannot assure that such financing will be available on acceptable terms. (See Note 8 “Debt” for further discussion)

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)	Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions which require the Company to make estimates and assumptions regarding losses below applicable retention levels. Actual results may differ from management’s estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4)	Recent Affiliations

During the first quarter 2009, the Company completed one in-market affiliation that joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement. Cash paid, net of cash acquired, in connection with this transaction amounted to $75,000. In connection with this transaction, the Company recorded approximately $31,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years. The terms of this affiliation do not provide for any contingent payments.

(5)	Intangible Assets

Intangible assets consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2009
Service agreements	$223,910	$(53,957)	$169,953
Trade name	4,035	(838)	3,197
Customer relationships	605	(460)	145

Total intangible assets	$228,550	$(55,255)	$173,295

December 31, 2008
Service agreements	$223,718	$(51,684)	$172,034
Trade name	4,035	(700)	3,335
Customer relationships	605	(447)	158

Total intangible assets	$228,358	$(52,831)	$175,527

Intangible amortization expense for the three months ended March 31, 2009 and 2008 was $2,425,000 and $2,387,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,479,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately three years. The amortization period of the Metro Dentalcare tradename intangible is five years. The trade name intangible asset associated with the Tooth Doctor is indefinite lived and not amortized. The weighted average remaining life of all intangible assets is approximately 18 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6)	Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2005 Director’s Stock Option Plan which vests over three years. At March 31, 2009, options for 1,536,023 shares were vested and 271,075 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 487,672 shares have been purchased under the ESPP and 62,328 shares are available for purchase as of March 31, 2009. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” The Company recognized stock-based compensation expense of $379,741 and $525,622 during the three months ended March 31, 2009 and 2008, respectively, which was recorded within general corporate expenses on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $122,626 and $172,305 during the three months ended March 31, 2009 and 2008, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2009, was approximately $4,029,000 and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value of each option grant and employee stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	2.03%	1.90%	3.03%	3.32%
Expected life	6.1 years	0.5 years	6.0 years	0.5 years
Expected volatility	57.94%	50.46%	85.72%	144.00%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture	4%	0%	3%	0%
Weighted average fair value of options	$3.60	$1.01	$7.02	$3.96

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first quarter of 2009:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,816	$10.78	5.66	798
Granted	320	6.53	—	—
Exercised	(9)	4.83	—	—
Forfeited or expired	(4)	8.84	—	—

Outstanding at March 31, 2009	2,123	$10.16	6.11	$582

Vested and unvested expected to vest as of March 31, 2009	2,059	$10.10	6.03	$579

Exercisable at March 31, 2009	1,536	$9.76	4.99	$541

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2009 and 2008 are provided in the following table (in thousands):

	2009	2008
Proceeds from stock options exercised	$36	$—
Tax benefit related to stock options exercised	$5	$—
Intrinsic value of stock options exercised	$12	$—

(7)	Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Receivables due from affiliated practices	$25,162	$22,511
Other receivables, net	2,726	3,364

Accounts receivable, net	$27,888	$25,875

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from patient revenue of Tooth Doctor, fees earned by the Company’s TPA, dental laboratory and in 2008, revenue earned under the transition services agreement with PDG, P.A. (“PDG”). (See Note 9 “Accrued Litigation Expense” for further discussion.)

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred and charged to the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities; lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Net revenue consisted of the following for` the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Reimbursement of expenses:
Salaries and benefits	$21,338	$22,241
Lab and dental supplies	11,170	11,528
Office occupancy expense	7,524	7,215
Other operating expense	5,098	5,085
Depreciation expense	2,281	2,093

Total reimbursement of expenses	47,411	48,162
Business service fees	15,144	14,777

Revenue earned under service agreements	62,555	62,939
Patient revenue, professional services and dental laboratory fees	6,830	7,116
Revenue earned under transition service agreement with PDG	—	9,756

Net revenue	$69,385	$79,811

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare (“Metro”), represented approximately 22% and 20% of consolidated net revenue for the three months ended March 31, 2009 and 2008, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 14% and 11% of consolidated net revenue for the three months ended March 31, 2009 and 2008, respectively. Net revenue from the Company’s transition services agreement with PDG represented approximately 12% of consolidated net revenue for the three months ended March 31, 2008. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in the three months ended March 31, 2009 and 2008.

(8)	Debt

The Company has a revolving credit facility in the amount of $75,000,000. The facility matures on January 20, 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for both prime and LIBOR borrowings. At March 31, 2009, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.76% and the prime interest rate under the credit facility, including borrowing margin, was 7.75%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of March 31, 2009. The

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

outstanding balance under this line as of March 31, 2009 was $25,950,000, and the Company had stand-by letters of credit amounting to $1,669,200 at March 31, 2009. The unused balance under this revolving credit facility as of March 31, 2009 was $47,380,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $40,381,000 was available for borrowing.

The Company has a term loan in the amount of $100,000,000. The loan matures on January 20, 2010 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from October 24, 2008 is 450 basis points and increased 50 basis points March 1, 2009 and each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

The Company’s revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as current liability as of March 31, 2009. In the event that we are not able to complete a refinancing or extension on satisfactory terms by January 20, 2010 we do not anticipate having available cash from operations to pay the outstanding debt at maturity and in such case we would be in default under the terms of our credit facility and term loan.

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

In December 2007, the Company entered into a settlement agreement with respect to litigation among PDHC Ltd., (“PDHC”) one of its Minnesota subsidiaries, and PDG. Under the terms of the definitive agreements contemplated by the settlement agreement and in release of the PDG litigation, the Company transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and associated trade names to PDG, effective February 29, 2008. Pursuant to Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company realized a net gain of $30,763,000 which represents the fair value of the assets transferred in excess of the book value of the assets transferred. In addition, the Company recorded an interim management services fee, during the first quarter of 2008, totaling $3,333,333 offset by the costs to provide these services including severance costs.

The parties also entered into a transition services agreement. Under the agreement, the Company agreed to provide interim management services to PDG for a period of up to nine months through September 30, 2008 for $19,000,000. PDG paid the interim management services fee and the Company provided the services. The parties are completing the final steps in the separation of PDHC and PDG.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,421	$21,525

Weighted average common shares outstanding	12,935	12,839

Net earnings per share	$0.11	$1.68

Diluted Earnings Per Share:
Net earnings available to common stockholders	$1,421	$21,525

Weighted average common shares outstanding	12,935	12,839
Add: Dilutive effect of options (1)	59	245

Weighted average common shares as adjusted	12,994	13,084

Net earnings per share	$0.11	$1.65

(1)	1,249,847 and 798,543 options were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2009 and 2008, respectively, due to their antidilutive effect.

(11)	Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system. As of March 31, 2009, 19 affiliated practices comprising 185 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $2,346,800, which includes approximately $242,400 in capitalized interest, in connection with this project as of March 31, 2009, of which $898,000 relates to the first development phase. The Company began to amortize costs associated with the first development phase in October 2005 and has recognized approximately $314,000 of amortization expense as of March 31, 2009. The capitalized development costs for the first phase is being amortized over 10 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(12)	Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities which was adopted January 1, 2009, as required by FSP 157-2.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2009. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 and December 31, 2008:

March 31, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(2,036)	$—	$(2,036)
Cash equivalents	4,575	—	—	4,575

Total	$4,575	$(2,036)	—	$2,539

December 31, 2008
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(2,059)	$—	$(2,059)
Cash equivalents	4,105	—	—	4,105

Total	$4,105	$(2,059)	—	$2,046

The Company’s debt is carried at cost and is more fully described in Note 8. As of March 31, 2009, the estimated fair value of the Company’s revolving line of credit was $24,771,000 and the fair value of the term loan was $95,542,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(13)	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2008, the Company had $386,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits did not change significantly during the three months ended March 31, 2009.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. As of March 31, 2009, the Company has approximately $125,410 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2004 to 2008 remain open to examination by taxing jurisdictions to which the Company is subject.

(14)	Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its borrowings under the credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of March 31, 2009 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ending March 31, 2009 and December 31, 2008 is depicted below (in thousands):

	March 31, 2009	December 31, 2008	Balance Sheet Location
Interest Rate Swap (1)	$2,036	$2,059	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended March 31, 2009 and December 31, 2008 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI
	2009	2008
Interest Rate Swap (1)	$23	$(1,288)

(1)	Derivative designated as cash flow hedging instrument

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(15)	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The purpose of the statement is to replace current guidance in SFAS No.141, to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of SFAS 141(R) are only applicable for the Company’s transactions that qualify as business combinations and not the Company’s affiliation transactions.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. In evaluating the impact of FASB Statement No. 160, the Company determined the relationship with its noncontrolling interest holders requires the application of EITF (“Emerging Issues Task Force” ) D-98 (“EITF D-98”) “Classification and Measurement of Redeemable Securities.” EITF D-98, issued in regards to Rule 5-02.28 of Securities and Exchange Commission (“SEC”) Regulation S-X, requires preferred securities, including noncontrolling interests, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company has classified noncontrolling interest in mezzanine equity and not as part of equity as prescribed by SFAS 160.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Annual Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied. Certain factors that might cause such a difference include, among others, the Company’s risks associated with its ability to refinance its credit facilities on satisfactory terms, overall or regional economic conditions, dependence upon affiliated dental practices, contracts its affiliated practices have with third-party payors, dependence upon service agreements and government regulation of the dental industry, the impact of any terminations or potential terminations of such contracts, and the Company’s acquisition and affiliation strategy. Additional risks, uncertainties and other factors are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

American Dental Partners is a leading provider of dental facilities, support staff, and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At March 31, 2009, we were affiliated with 26 dental group practices, comprising 542 full-time equivalent dentists practicing in 243 dental facilities in 18 states.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 85% of the patients of our affiliated practices have dental insurance, and demand for dental care is heavily influenced by dental insurance. In general, dental insurance covers 100% of preventative care, only 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, patients, with or without dental insurance, are financially responsible for a considerable portion of their dental expenditures. With the deteriorating economic conditions initially emanating from consumer indebtedness, consumer spending patterns have changed. Our affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us is lower net revenue and lower profit margins. We believe economic conditions will continue to adversely impact us during 2009, although we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.

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

During the first quarter 2009, we completed one affiliation which joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement Cash paid, net of cash acquired, in connection with this transaction amounted to $75,000. In connection with this transaction, we recorded approximately $31,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. However, our revolving credit agreement and term loan limit amounts which can be borrowed to fund affiliations and acquisitions, and we expect that the number of new affiliations and acquisitions in 2009 will be at levels lower than we achieved in recent years. (see “Liquidity and Capital Resources”)

Litigation Settlement Agreements

In December 2007, we entered into a settlement agreement in which the service agreement with PDG, P.A. was terminated effective December 31, 2007, and we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG. We retained the remaining six dental facilities which were combined with Metro Dentalcare. We also entered into a transition services agreement with PDG to provide services for a period of nine months through September 30, 2008 for $19,000,000. We completed the transition services, received the related $19,000,000 payment and are completing the final steps in the separation of the companies. As a result of these agreements, our results of operations are not comparable and may not reflect the results of operations to be expected in future periods.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue which includes patient revenue of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), fees earned by our dental benefits third party administrator (“TPA”), fees earned by our dental laboratory and in 2008 revenue earned under the transition services agreement with PDG.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Reimbursement of expenses	$47,411	$48,162
Business service fees	15,144	14,777

Revenue earned under service agreements	62,555	62,939
Other revenue	6,830	7,116
Revenue earned under transition service agreement with PDG	—	9,756

Net revenue	$69,385	$79,811

Both the affiliated dental practices and Company-owned businesses can be affected by changes in the US economy that may influence discretionary spending for dental services not covered by dental benefit plans. The Tooth Doctor business is directly affected by patient services reimbursed by state Medicaid programs. Revenue earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services and capital committed by us. Net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred and billed to the affiliated practices. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

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

	Three Months Ended March 31,
	2009	2008
Fee-for-service	17%	25%
PPO and dental referral plans	74%	65%
Capitated managed care plans	9%	10%

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

The following table sets forth for the three months ended March 31, 2009 and 2008, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Three Months Ended March 31,		% Change
	2009	2008
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$106,271	$107,301	-1.0%
Platform dental group practices that affiliated with us during periods of comparison	486	73	565.8%

Total patient revenue	106,757	107,374	-0.6%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,124	6,122	0.0%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	100,633	101,252	-0.6%
Amounts due to us under service agreements	62,555	62,795	-0.4%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$38,078	$38,457	-1.0%

Same market patient revenue growth was -1.0% for the three months ended March 31, 2009. Same market patient revenue growth excludes platform affiliations that occurred after January 1, 2008. For the current quarter, same market patient revenue growth was comprised of a 0.4% increase in provider hours and a 0.5% improvement in provider productivity, offset by a 1.9% deterioration related to reimbursement rates received from dental benefit insurers.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amounts retained by affiliated practices we do not own decreased 1.0% to $38,078,000 for the three months ended March 31, 2009 from $38,457,000 for the three months ended March 31, 2008. As a percentage of their patient revenue, amounts retained by affiliated practices decreased to 37.8% for the three months ended March 31, 2009, compared to 38.0% for the three months ended March 31, 2008 due to reduced provider compensation offset by increased profitability of the affiliated practices and increased salary and benefits of dentists, dental hygienists and/or dental assistants employed by affiliated practices in states where required by law.

Results of Operations

The following table sets forth our net revenue and results of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$69,385	100.0%	$79,811	100.0%	-13.1%
Salaries and benefits	29,566	42.6%	35,501	44.5%	-16.7%
Lab fees and dental supplies	10,293	14.8%	11,981	15.0%	-14.1%
Office occupancy	8,499	12.2%	9,013	11.3%	-5.7%
Other operating expenses	6,578	9.5%	6,772	8.5%	-2.9%
General corporate expenses	3,360	4.8%	3,630	4.5%	-7.4%
Depreciation expense	2,715	3.9%	2,774	3.5%	-2.1%
Amortization of intangible assets	2,425	3.5%	2,387	3.0%	1.6%
Litigation settlement (gain) expense	—	0.0%	(30,127)	-37.7%	-100.0%

Total operating expenses	63,436	91.4%	41,931	52.5%	51.3%

Earnings from operations	5,949	8.6%	37,880	47.5%	-84.3%
Interest expense	3,370	4.9%	2,455	3.1%	37.3%
Earnings before income taxes	2,579	3.7%	35,425	44.4%	-92.7%
Income taxes	1,021	1.5%	13,760	17.2%	-92.6%

Consolidated net earnings	1,558	2.2%	21,665	27.1%	-92.8%
Noncontrolling interest	137	0.2%	140	0.2%	-2.1%

Net earnings	$1,421	2.0%	$21,525	27.0%	-93.4%

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of a settlement agreement effective December 31, 2007 among American Dental Partners, Inc., PDHC, one of our Minnesota subsidiaries, PDG, Dental Specialists of Minnesota, P.A. and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated tradenames to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition services agreement with PDG to provide interim management services through September 30, 2008.

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

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended March 31, 2008 (in thousands):

		Three Months Ended March 31, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$79,811	$6,423	$3,333	$70,055
Salaries and benefits	35,501	3,755	852	30,894
Lab fees and dental supplies	11,981	1,301	—	10,680
Office occupancy expenses	9,013	863	60	8,090
Other operating expenses	6,772	252	108	6,412
General corporate expenses	3,630	—	—	3,630
Depreciation	2,774	252	14	2,508
Amortization	2,387	—	—	2,387
Litigation settlement income	(30,127)	(30,127)	—	—

Total operating expenses	41,931	(23,704)	1,034	64,601

Earnings from operations	37,880	30,127	2,299	5,454
Interest expense, net	2,455	—	—	2,455

Earnings before income taxes	35,425	30,127	2,299	2,999
Income taxes	13,760			1,165

Consolidated net earnings	21,665			1,834
Noncontrolling interest	140			140

Net earnings	$21,525			$1,694

Pro forma adjustments for settlement assets include the following items: (i) revenue of $6,423,000 due to us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who temporarily practiced in the six dental facilities we retained, (ii) a non-cash gain on disposal of assets of $30,763,000, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which represents the fair market value of the assets transferred to PDG of $39,968,000 in settlement of the litigation less the book value of the net assets transferred of $9,205,000 and (iii) professional fees and other expenses associated with the litigation of $636,000.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the percentage change between the actual results of operations for the three months ended March 31, 2009 and the pro forma non-GAAP financial measures for the three months ended March 31, 2008 (in dollars):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$69,385	100.0%	$70,055	100.0%	-1.0%
Salaries and benefits	29,566	42.6%	30,894	44.1%	-4.3%
Lab fees and dental supplies	10,293	14.8%	10,680	15.2%	-3.6%
Office occupancy expenses	8,499	12.2%	8,090	11.5%	5.1%
Other operating expenses	6,578	9.5%	6,412	9.2%	2.6%
General corporate expenses	3,360	4.8%	3,630	5.2%	-7.4%
Depreciation	2,715	3.9%	2,508	3.6%	8.3%
Amortization	2,425	3.5%	2,387	3.4%	1.6%

Total operating expenses	63,436	91.4%	64,601	92.2%	-1.8%

Earnings from operations	5,949	8.6%	5,454	7.8%	9.1%
Interest expense, net	3,370	4.9%	2,455	3.5%	37.3%

Earnings before income taxes	2,579	3.7%	2,999	4.3%	-14.0%
Income taxes	1,021	1.5%	1,165	1.7%	-12.4%

Consolidated net earnings	1,558	2.2%	1,834	2.6%	-15.1%
Noncontrolling interest	137	0.2%	140	0.2%	-2.1%

Net earnings	$1,421	2.0%	$1,694	2.4%	-16.1%

The pro forma financial table above excludes the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from 2008 results and temporary and non-recurring items related to the litigation settlement. Management believes that such pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

Net Revenue

Net revenue decreased 13% to $69,385,000 for the three months ended March 31, 2009 from $79,811,000 for the three months ended March 31, 2008. Net revenue earned under our transition services agreement with PDG represented approximately 12% of our consolidated net revenue for the three months ended March 31, 2008.

Net revenue decreased 1% to $69,385,000 for the three months ended March 31, 2009 from pro forma net revenue of $70,055,000 for the three months ended March 31, 2008. The decrease over the prior year is attributed to a decline in patient revenue.

Net revenue earned from our service agreement with Metro Dentalcare, P.L.C represented 22% of our consolidated net revenue for the three months ended March 31, 2009 and 22% of pro forma consolidated net revenue for the three months ended March 31, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 14% of our consolidated net revenue for the three months ended March 31, 2009 and 13% of pro forma consolidated net revenue for the three months ended March 31, 2008. The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreement could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue during the three month periods ended March 31, 2009 and 2008.

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

Salaries and benefits expense as a percentage of net revenue decreased to 42.6% for the three months ended March 31, 2009 from 44.5% for the three months ended March 31, 2008. Salaries and benefits expense as a percentage of net revenue decreased to 42.6% for the three months ended March 31, 2009 from 44.1% of the pro forma net revenue for the three months ended March 31, 2008. The decrease is primarily due to the integration of Metro Dentalcare and Northland Dental as well as our continuing focus on staffing costs at all of our affiliates in response to current economic conditions.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.8% of net revenue for the three months ended March 31, 2009 from 15.0% for the three months ended March 31, 2008 and 15.2% of the pro forma net revenue for the three months ended March 31, 2008. The decrease as a percentage of the pro forma results is due to reduced lab fees, we believe results from a shift in patient procedure mix away from procedures requiring lab services as a result of current economic conditions.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, our dental laboratory and the local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.2% for the three months ended March 31, 2009 from 11.3% for the three months ended March 31, 2008 and 11.5% of the pro forma net revenue for the three months ended March 31, 2008. The increase as a percentage of the pro forma results is largely associated with the six facilities we retained as part of the PDG litigation settlement and to a lesser extent from costs associated with our new pediatric affiliate in Texas.

During the three months ended March 31, 2009, we completed two de novo facilities. We expect total office occupancy expenses to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 9.5% for the three months ended March 31, 2009 from 8.5% for the three months ended March 31, 2008 and 9.2% of the pro forma net revenue for the three months ended March 31, 2008. The increase as a percentage of pro forma results is attributed to 2008 affiliation activity and our new pediatric affiliate in Texas.

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

General corporate expenses as a percentage of net revenue increased to 4.8% for the three months ended March 31, 2009 from 4.5% for the three months ended March 31, 2008 but decreased from 5.2% of the pro forma net revenue for the three months ended March 31, 2008. During the three months ended March 31, 2008, we incurred incremental auditing fees and consulting fees required by our banks in response to the PDG litigation outcome, thus providing a favorable comparison with this year.

We recognized $379,000 of stock-based compensation expense for the three months ended March 31, 2009 compared to $526,000 for the three months ended March 31, 2008. We estimate stock-based compensation expense for the full year 2009 will be approximately $1,675,000.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 3.9% for the three months ended March 31, 2009 from 3.5% for the three months ended March 31, 2008 and 3.6% of the pro forma net revenue for the three months ended March 31, 2008. The increase is the result of facility development projects in 2008.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2009 but at lower levels than we have in past years. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase in 2009 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.5% for the three months ended March 31, 2009 from 3.0% for the three months ended March 31, 2008 and 3.4% of the pro forma net revenue for the three months ended March 31, 2008. The increase was due to affiliations completed in 2008.

Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations decreased to $5,949,000 for the three months ended March 31, 2009 from $37,880,000 for the three months ended March 31, 2008 but increased from the pro forma earnings from operations of $5,454,000 for the three months ended March 31, 2008. As a percentage of net revenue, earnings from operations increased to 8.6% for the three months ended March 31, 2009 from 7.8% of the pro forma net revenue for the three months ended March 31, 2008. The increase is primarily due to decreased salary expense and to a less extent decreased lab fees and dental supplies expense and general corporate expense somewhat offset by increased office occupancy expense.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Interest Expense

Net interest expense increased to $3,370,000 for the three months ended March 31, 2009 from $2,455,000 for the three months ended March 31, 2008. The increase is the result of increased credit spreads over LIBOR, an increase in LIBOR rates and an increase in amortization of bank fees associated with our amended credit facilities.

Income Taxes

Our effective tax rate increased to 39.6% for the three months ended March 31, 2009 as compared to 39.0% for the three months ended March 31, 2008. This increase is due to increased state tax rates. We expect our effective tax rate to approximate 39.6% for the year.

Consolidated Net Earnings

As a result of the foregoing, net earnings decreased to $1,558,000 for the three months ended March 31, 2009 from $21,665,000 for the three months ended March 31, 2008. Net earnings decreased to $1,558,000 for the three months ended March 31, 2009 when compared to the pro forma net earnings of $1,834,000 for the three months ended March 31, 2008. As a percentage of net revenue, net earnings decreased to 2.2% for the three months ended March 31, 2009 from 2.6% of the pro forma net revenue for the three months ended March 31, 2008. The decrease is primarily due to increased interest expense and increased depreciation expense somewhat offset by a decrease in income tax expense

Noncontrolling Interest

For the three months ended March 31, 2009 and March 31, 2008, we recorded noncontrolling interest expense of $137,000 and $140,000, respectively, representing the gains attributable to noncontrolling interest holders. The decrease in 2009 is due to a decrease in net earnings of Tooth Doctor.

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

Current Credit Market Conditions

The credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of debt financing. In this current volatile credit environment, we have taken a number of initiatives to maintain our liquidity, including the following:

•	we largely eliminated 2008 incentive compensation expense accruals and as a result cash bonus payments associated with these accruals were significantly reduced during the first quarter of 2009;

•	we have delayed 2009 compensation increases until the economic environment and our financial performance merit such increases;

•	we have implemented a hiring freeze for non-clinical positions and are evaluating all non-essential positions;

•	we have reduced valuations for affiliations and acquisitions and will complete only those that make both strategic and economic sense;

•	and we have reduced 2009 capital expenditure expectations to approximately $7,000,000.

We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated cash needs for working capital, capital expenditures, affiliations and acquisitions for at least the next year, but we will need to refinance our revolving credit facility and term loan on or prior to maturity in January 2010. We cannot assure you that such financing will be available or on terms acceptable to us.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We have a $75,000,000 revolving credit facility and $100,000,000 term loan both of which are senior secured facilities and are provided by commercial banks. Both facilities have maturities of January 20, 2010 and accordingly have been classified as a current liability at March 31, 2009. The availability of senior secured debt has been significantly reduced in the current credit markets which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. To the extent that we are not able to refinance our credit facilities in the senior credit markets or to obtain extensions from our existing lenders, we may need to seek financing from other sources, including the sale of subordinated debt, debt convertible into common stock, preferred stock or common stock. These forms of financing may include interest payments, dividend payments and dilutive effects to our existing common stockholders. We cannot provide assurance that such financing will be available or on terms acceptable to us.

Operating Activities

For the three months ended March 31, 2009 and 2008, cash provided by operating activities amounted to $6,842,000 and $1,524,000, respectively. For the three months ended March 31, 2009, cash provided by operations primarily resulted from consolidated net earnings after adjusting for non-cash items and increases in income taxes payable, accrued compensation and benefits as well as other current assets partially offset by in increase in accounts receivable and accrued expenses. As compared to the same period in 2008, cash flow from operations increased primarily as a result of an improvement in accounts receivable and accrued compensation and benefits offset by cash used for accounts payable and accrued expenses. During 2008, cash used for accounts receivable was related to amounts owed to us by PDG, a delay in insurance reimbursement for the six dental facilities retained as part of the settlement of litigation with PDG as the affiliated practice did not enter into new payor contracts until late in the quarter, a deposit in transit of approximately $1,000,000 at March 31, 2008 from one of our affiliated practices to us and a slow down in patient accounts receivable collection at one of our affiliated practices which had converted to our Improvis practice management system. During 2009, payment of incentive compensation related to 2008 bonus accruals was significantly reduced as a result of our 2008 financial performance thus providing a favorable comparison with 2008 cash used for accrued compensation and benefits.

Investing Activities

For the three months ended March 31, 2009 and 2008, cash used for investing activities amounted to $2,018,000 and $6,305,000, respectively. The decrease in cash used for investing activities compared to the same period in 2008 is due to a decrease in capital expenditures of approximately $2,135,000, as planned. In addition, cash paid in connection with affiliations decreased approximately $2,073,000 due to a reduced number of affiliation and acquisition transactions completed in the quarter compared to 2008.

Financing Activities

For the three months ended March 31, 2009 and 2008, cash (used in) provided by financing activities amounted to $(4,882,000) compared to $4,523,000, respectively. As compared to the same period in 2008, the increase in cash used, in financing activities, is primarily due to a reduction in borrowings on our revolving credit facility of $5,150,000 as a result of an increase in cash flow from operations, a decrease in investing activities and to a lesser extent a reduction in distributions to noncontrolling interest holders.

Credit Agreements

We have a revolving credit facility in the amount of $75,000,000. The facility matures on January 20, 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for prime and LIBOR borrowings. At March 31, 2009, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 5.76% and the prime interest rate under the

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

credit facility, including borrowing margin, was 7.75%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.5%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. We are required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with the covenants as of March 31, 2009. The outstanding balance under this line as of March 31, 2009 was $25,950,000, and the Company had stand-by letters of credit amounting to $1,669,200 at March 31, 2009. The unused balance under this revolving credit facility as of March 31, 2009 was $47,380,000 and based on borrowing covenants, reduced by the stand-by letter of credit, $40,381,000 was available for borrowing.

We have a term loan in the amount of $100,000,000. The loan matures January 20, 2010 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from October 24, 2008 is 250 basis points and will increase 50 basis points each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan, we are permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earn out and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75x

Our revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as a current liability at March 31, 2009. In the event that we are not able to complete a refinancing or extension on satisfactory terms by January 20, 2010 we do not anticipate having available cash from operations to pay the outstanding debt at maturity and in such case we would be in default under the terms of our credit facility and term loan.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis management evaluates its estimates, including those related to the carrying value of accounts receivable, goodwill and other intangible assets, amounts for potential losses below retention levels on certain insurance coverages and stock-based compensation and income taxes. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and in certain instances actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from affiliated practices that have entered into service agreements with us and amounts due from insurance companies, patients and dentists for our Tooth Doctor, dental benefits third party administrator and dental laboratory businesses. At March 31, 2009, amounts due from affiliated practices represented 90% of our accounts receivable.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At March 31, 2009, intangible assets were $249,417,000 and represented 71% of our total assets, and goodwill and indefinite-lived intangible assets representing 31% of our intangible assets and definite-lived intangible assets related to service agreements representing 69% of our intangible assets.

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

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We test goodwill for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the assets utilized by the business. Determining whether an impairment has occurred requires valuation of the respective reporting business unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we would supplement the cash flow approach discussed above with independent appraisals.

Should the fair value of our goodwill or other intangible assets decline and therefore cause necessary changes in assumptions of the impairment analysis, or other events or circumstances that may indicate impairment, recognition of impairment may be necessary in the future which could be material.

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

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, and also provides guidance on the de-recognition, measurement classification, interest and penalties, accounting in interim periods and disclosures. We review our tax positions quarterly and adjust the balances as new information becomes available.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. For the quarter ended March 31, 2009, $6,000 of interest expense was recognized in the statement of earnings, compared with $5,000 for the quarter ended March 31, 2008. No tax expense related to penalties was recognized for the quarters ended March 31, 2009 and 2008.

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

We are subject to income tax arising from U.S. federal and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2004 and 2008 remain open to examination, and on October 7, 2008, the Internal Revenue Service is currently examining our federal income tax return for the year ending December 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The purpose of the statement is to replace current guidance in SFAS No.141, to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of SFAS 141(R) are applicable for the Company’s transactions that qualify as business combinations and not the Company’s affiliation transactions.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. In evaluating the impact of FASB Statement No. 160, we determined the relationship with our noncontrolling interest holders requires the application of EITF (Emergency Issue Task Force ) D-98 (“EITF D-98”) “Classification and Measurement of Redeemable Securities.” EITF D-98, issued in regards to Rule 5-02.28 of SEC Securities and Exchange Commission (“SEC”) Regulation S-X, requires preferred securities, including noncontrolling interest, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly we have classified noncontrolling interest in mezzanine equity and not as part of equity as prescribed by SFAS 160.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.25% to 4.50% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at March 31, 2009 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $1,059,500 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of March 31, 2009.

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

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008, and March 13, 2008, the Company and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10119-RGS, “Downey v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10169-RGS, “Johnston v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CA-10230-RGS, and “Monihan v. American Dental Partners, Inc., et. al.,” civil action number 1:08-CV-10410-RGS, all filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that the Company and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated there under, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group against PDHC, Ltd., titled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 (“PDG Litigation”), and conduct at issue in that action during the Class Period, which had the effect of artificially inflating the market price of our stock. Each complaint also asserts control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants. Each plaintiff seeks class certification, an unspecified amount of money damages, costs and attorneys’ fees and any equitable, injunctive or other relief the Court deems proper.

On or about May 29, 2008, the Court appointed the Operating Engineers Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A., as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. On September 29, 2008, the Operating Engineers Pension Fund filed with the Court a consolidated amended complaint, which alleges a new class period of February 25, 2004 through December 13, 2007 and asserts violations of the federal securities laws as described above. On December 5, 2008, the Company and the other defendants filed a motion to dismiss the action. The Court denied the motion on April 2, 2009. The parties are now negotiating a joint proposed discovery order for the matter. We are unable to estimate any potential losses with respect to this action. We intend to defend the matter vigorously.

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

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

On or about July 1, 2008, a derivative action was filed in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the Company entitled “Dyer v. Serrao et al.,” C.A. No. 08-2417. The complaint names the Company as a nominal defendant and certain of our present directors and executive officers (collectively, the “Dyer Individual Defendants”) as defendants. Plaintiff Dyer filed the action without first making a demand on our Board of Directors to address the allegations. The complaint involves factual allegations relating to the PDG Litigation and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants. The relief the complaint seeks on behalf of the Company includes an unspecified amount of money damages and any equitable, injunctive or other relief the Court deems proper. The plaintiff also seeks costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the Company. We are unable to provide a range of potential damages with respect to this action.

On August 15, 2008, on the joint motion of the parties, the Dyer and the Musselman actions were consolidated and the Dyer action was ordered to be transferred to the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Dyer action was received in the Business Litigation Section on September 22, 2008, under the new civil action number 08-4132-BLS1.

On October 3, 2008, the Court granted Plaintiffs’ Motion to Appoint Co-Lead Counsel and Liaison Counsel and for Entry of a Pre-Trial Order. Defendants filed a Motion to Stay Discovery, which the Court granted on November 20, 2008. The Company, and the Dyer and Musselman Individual Defendants, have brought a motion to dismiss the consolidated action, which was heard by the Court on April 15, 2008. We are awaiting the Court’s decision on that motion. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 37.)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

May 11, 2009	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 11, 2009	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

May 11, 2009	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 5 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan

10.2	Amendment No. 6 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer