Form 10-Q/A
period 2009-03-31
AMERICAN DENTAL PARTNERS INC
filed 2009-07-30
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the period ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 11, 2009 (the “Original Filing”). We are filing this Form 10-Q/A to amend
Item 1 – “Financial Statements” and Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, we have provided revised disclosure under Footnote (1) to the Financial Statements and under “Liquidity and Capital Resources – Current Credit Market Conditions.”

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q, except as stated above.

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

The Company’s revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as a current liability at March 31, 2009. The availability of senior secured debt has been significantly reduced in the current credit market which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. Although we have discussed with our existing lenders the terms for extending the maturity of our credit facilities, we believe it is in the best interests of our shareholders to seek to refinance our indebtedness on a longer term basis at this time rather than incur the costs associated with a short-term extension of the maturity. We are pursuing alternatives for refinancing our credit facilities with our existing and new lenders, but we cannot assure you that we will be able to refinance our credit facilities on satisfactory terms. We may be able to refinance only a portion of our revolving credit facility and term loan, which would require us to seek to issue subordinated debt, preferred stock or common stock, or some combination of such securities to replace a portion of our credit facilities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders. We cannot assure you that we would be able to issue such securities on satisfactory terms.

We do not anticipate having available cash from operations to pay the outstanding balance under our credit facilities that mature on January 20, 2010 and therefore we must complete a refinancing or extension prior to such maturity date. We cannot assure you that such financing will be available or on terms acceptable to us. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated operating cash needs for working capital, capital expenditures, affiliations and acquisitions through the maturity date of our credit facilities.

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

We have a $75,000,000 revolving credit facility and $100,000,000 term loan both of which are senior secured facilities and are provided by commercial banks. Both facilities have maturities of January 20, 2010 and accordingly have been classified as current liabilities. At March 31, 2009, the outstanding balances under our credit facility and term loan were $26.0 million (plus stand-by

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

letters of credit amounting to $1.7 million) and $100.0 million, respectively. The availability of senior secured debt has been significantly reduced in the current credit markets, which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. Although we have discussed with our existing lenders the terms for extending the maturity of our credit facilities, we believe it is in the best interests of our shareholders to seek to refinance our indebtedness on a longer term basis at this time rather than incur the costs associated with a short-term extension of the maturity. We are pursuing alternatives for refinancing our credit facilities with our existing and new lenders, but we cannot assure you that we will be able to refinance our credit facilities on satisfactory terms. We may be able to refinance only a portion of our revolving credit facility and term loan, which would require us to seek to issue subordinated debt, preferred stock or common stock, or some combination of such securities to replace a portion of our credit facilities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders. We cannot assure you that we would be able to issue such securities on satisfactory terms.

We do not anticipate having available cash from operations to pay the outstanding balance under our credit facilities that mature on January 20, 2010 and therefore we must complete a refinancing or extension prior to such maturity date. We cannot assure you that such financing will be available or on terms acceptable to us. We believe that cash generated from operations and amounts available under our current revolving credit facility will be sufficient to fund our anticipated operating cash needs for working capital, capital expenditures, affiliations and acquisitions through the maturity date of our credit facilities.

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

AMERICAN DENTAL PARTNERS, INC.

July 29, 2009	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

July 29, 2009	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

July 29, 2009	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 5 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan*

10.2	Amendment No. 6 to American Dental Partners, Inc. 1997 Employee Stock Purchase Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Form 10-Q for the quarter ended March 31, 2009, filed with the Commission on May 11, 2009.