Form 10-Q
period 2009-06-30
AMERICAN DENTAL PARTNERS INC
filed 2009-08-07
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.01 par value, outstanding as of August 3, 2009 was 13,063,330.

AMERICAN DENTAL PARTNERS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

Exhibit Index		45

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,164	$6,626
Accounts receivable, net	24,806	25,875
Inventories	2,421	2,447
Prepaid expenses and other current assets	4,429	4,745
Prepaid/refundable income taxes	—	798
Deferred income taxes	3,823	4,193

Total current assets	42,643	44,684

Property and equipment, net	52,458	54,542

Non-current assets:
Goodwill	76,122	76,122
Service Agreements and other intangible assets, net	170,936	175,527
Deferred income taxes	1,913	1,912
Other	426	466

Total non-current assets	249,397	254,027

Total assets	$344,498	$353,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,242	$14,763
Accrued compensation and benefits	10,662	9,436
Accrued expenses	6,623	6,620
Income taxes payable	194	—
Deferred income taxes	82	81
Current maturities of debt	114,051	196

Total current liabilities	146,854	31,096
Non-current liabilities:
Long-term debt	227	131,441
Deferred income taxes	38,829	38,499
Other liabilities	5,403	5,135

Total non-current liabilities	44,459	175,075

Total liabilities	191,313	206,171

Noncontrolling interest	1,299	584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, per value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, per value $0.01 per share, 25,000,000 shares authorized, 13,531,075 and 13,484,241 shares issued; 12,948,575 and 12,901,741 shares outstanding at June 30, 2009 and December 31, 2008, respectively	135	135
Additional paid-in capital	72,133	71,096
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(1,726)	(2,059)
Retained earnings	85,218	81,200

Total stockholders’ equity	151,886	146,498

Total liabilities and stockholders’ equity	$344,498	$353,253

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$70,378	$74,639	$139,763	$154,450
Operating expenses:
Salaries and benefits	29,183	31,355	58,749	66,856
Lab fees and dental supplies	10,321	11,143	20,614	23,124
Office occupancy	8,542	8,480	17,041	17,493
Other operating expense	6,422	6,708	13,000	13,480
General corporate expense	3,332	3,465	6,692	7,095
Depreciation	2,700	2,684	5,415	5,458
Amortization of intangible assets	2,424	2,409	4,849	4,796
Litigation settlement (income)	—	(687)	—	(30,814)

Total operating expenses	62,924	65,557	126,360	107,488

Earnings from operations	7,454	9,082	13,403	46,962
Interest expense	2,187	2,419	5,557	4,874
Earnings before income taxes	5,267	6,663	7,846	42,088
Income taxes	2,091	2,539	3,112	16,299

Consolidated net earnings	3,176	4,124	4,734	25,789
Noncontrolling interest	164	151	301	291

Net earnings	$3,012	$3,973	$4,433	$25,498

Net earnings per common share:
Basic	$0.23	$0.31	$0.34	$1.98

Diluted	$0.23	$0.30	$0.34	$1.95

Weighted average common shares outstanding:
Basic	12,949	12,862	12,942	12,850

Diluted	13,099	13,117	13,059	13,106

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholder’s Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2007	13,397	(582)	$135	$68,332	$51,082	$(3,874)	$(771)	$114,904	$894
Issuance of common stock for employee stock purchase plan including tax benefit of - $2	29	—	—	444	—	—	—	444	—
Issuance of common stock for exercised stock options, including tax benefit of - $0	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,005	—	—	—	1,005	—
Accumulated other comprehensive income	—	—	—	—	—	—	9	9	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(492)
Net income	—	—	—	—	25,498	—	—	25,498	291

Balance at June 30, 2008	13,426	(582)	$135	$69,781	$76,580	$(3,874)	$(762)	$141,860	$693

Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of - $0	39	—	—	232	—	—	—	232	—
Issuance of common stock for exercised stock options, including tax benefit of - $5	8	—	—	41	—	—	—	41	—
Stock-based compensation expense	—	—	—	764	—	—	—	764	—
Accumulated other comprehensive income	—	—	—	—	—	—	333	333	—
Cumulative adjustment of noncontrolling interest	—	—	—	—	(415)	—	—	(415)	415
Net income	—	—	—	—	4,433	—	—	4,433	300

Balance at June 30, 2009	13,531	(582)	$135	$72,133	$85,218	$(3,874)	$(1,726)	$151,886	$1,299

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Consolidated net earnings	$4,734	$25,789
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,415	5,458
Stock-based compensation	764	1,005
Amortization of intangible assets	4,849	4,797
Other amortization	522	161
Deferred income tax benefit	701	12,798
Loss on disposal of property and equipment	5	192
Accrued litigation expense	—	(30,968)
Assets transferred to PDG as part of settlement of litigation	—	9,399
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	1,069	(11,823)
Other current assets	(170)	(525)
Accounts payable and accrued expenses	664	1,422
Accrued compensation and benefits	1,204	(1,931)
Income taxes payable/refundable, net	993	(820)
Other, net	437	230

Net cash provided by operating activities	21,187	15,184

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(150)	(2,149)
Capital expenditures, net	(3,203)	(6,786)
Payment of affiliation costs	(33)	(132)
Contingent and deferred payments	(177)	(9,227)

Net cash used in investing activities	(3,563)	(18,294)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
(Repayments) borrowings under revolving line of credit, net of repayments	(17,250)	4,350
Repayments of debt	(109)	(99)
Distributions to noncontrolling interest holders	—	(492)
Proceeds from shares issued under employee stock purchase plan	232	248
Proceeds from issuance of common shares for exercise of stock options	36	186
Tax benefit on exercise of stock options	5	7
Tax benefit on disqualified dispositions	—	3
Payment of debt issuance costs	—	(553)

Net cash (used in) provided by financing activities	(17,086)	3,651

Increase in cash and cash equivalents	538	541
Cash and cash equivalents at beginning of period	6,626	6,376

Cash and cash equivalents at end of period	$7,164	$6,917

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,664	$3,938

Cash paid during the period for income taxes, net	$2,068	$4,401

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$28	$680

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

The Company’s revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as a current liability at June 30, 2009. The availability of senior secured debt has been significantly reduced in the current credit market which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. Although we have discussed with our existing lenders the terms for extending the maturity of our credit facilities, we believe it is in the best interests of our shareholders to seek to refinance our indebtedness on a longer term basis at this time rather than incur the costs associated with a short-term extension of the maturity. We are pursuing alternatives for refinancing our credit facilities with our existing and new lenders, but we cannot assure you that we will be able to refinance our credit facilities on satisfactory terms. We may be able to refinance only a portion of our revolving credit facility and term loan, which would require us to seek to issue subordinated debt, preferred stock or common stock, or some combination of such securities to replace a portion of our credit facilities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders. We cannot assure you that we would be able to issue such securities on satisfactory terms.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

(4) Recent Affiliations

During the second quarter 2009, the Company completed one in-market affiliation that joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement. Cash paid, net of cash acquired, in connection with this transaction amounted to $75,000. In connection with this transaction, the Company recorded approximately $28,000 in intangibles relating to the service agreements with an amortization period of 25 years. The terms of this affiliation do not provide for any contingent payments.

(5) Intangible Assets

Intangible assets consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2009
Service agreements	$223,976	$(56,232)	$167,744
Trade name	4,035	(976)	3,059
Customer relationships	605	(472)	133

Total intangible assets	$228,616	$(57,680)	$170,936

December 31, 2008
Service agreements	$223,718	$(51,684)	$172,034
Trade name	4,035	(700)	3,335
Customer relationships	605	(447)	158

Total intangible assets	$228,358	$(52,831)	$175,527

Intangible amortization expense for the three and six months ended June 30, 2009 was $2,424,000 and $4,849,000, respectively. Intangible amortization expense for the three and six months ended June 30, 2008 was $2,409,000 and $4,796,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,483,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately three years. The amortization period of the Metro Dentalcare tradename intangible is five years. The trade name intangible asset associated with the Tooth Doctor is indefinite lived and not amortized. The weighted average remaining life of all intangible assets is approximately 17 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6) Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for the 2005 Director’s Stock Option Plan which vests over three years. At June 30, 2009, options for 1,536,023 shares were vested and 271,158 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 487,672 shares have been purchased under the ESPP and 312,328 shares are available for purchase as of June 30, 2009. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” The Company recognized stock-based compensation expense of $385,000 and $479,000 during the three months ended June 30, 2009 and 2008, respectively. The Company recognized stock-based compensation expense of $764,000 and $1,005,000 during the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $153,857 and $157,768 during the three months ended June 30, 2009 and 2008, respectively, and no amounts were capitalized. The Company recorded a deferred tax benefit associated with stock-based compensation of $276,483 and $330,073 during the six months ended June 30, 2009 and 2008, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2009, was approximately $3,431,000 and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value of each option grant and employee stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first six months of 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	2.05%	1.90%	3.03%	3.32%
Expected life	6.0 years	0.5 years	6.0 years	0.5 years
Expected volatility	57.95%	50.46%	85.72%	144.00%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture	4%	—	3%	—
Weighted average fair value of options	$3.63	$1.01	$7.02	$3.96

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the stock option transactions during the first six months of 2009:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,816	$10.78	5.66	$798
Granted	327	6.57	—	—
Exercised	(7)	4.83	—	—
Forfeited or expired	(13)	17.59	—	—

Outstanding at June 30, 2009	2,123	$10.13	5.87	$3,442

Vested and unvested expected to vest as of June 30, 2009	862	$13.15	8.22	$752

Exercisable at June 30, 2009	1,536	$9.75	4.73	$2,625

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of 2009 and 2008 are provided in the following table (in thousands):

	2009	2008
Proceeds from stock options exercised	$36	$186
Tax benefit related to stock options exercised	$5	$7
Intrinsic value of stock options exercised	$12	$81

(7) Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the Company’s affiliated dental practice, captive insurance subsidiary, dental lab and dental benefits third party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Receivables due from affiliated practices	$21,545	$22,511
Other receivables, net	3,261	3,364

Accounts receivable, net	$24,806	$25,875

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

Net revenue consisted of the following for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reimbursement of expenses:
Salaries and benefits	$21,298	$22,122	$42,676	$44,794
Lab and dental supplies	11,256	11,693	22,469	23,232
Office occupancy expense	7,603	7,318	15,153	14,560
Other operating expense	5,181	5,025	10,331	9,635
Depreciation expense	2,301	2,201	4,602	4,300

Total reimbursement of expenses	47,639	48,359	95,231	96,521
Business service fees	15,776	14,673	30,738	29,450

Revenue earned under service agreements	63,415	63,032	125,969	125,971
Patient revenue, professional services and dental laboratory fees	6,963	7,000	13,794	14,116
Revenue earned under transition service agreement with PDG	—	4,607	—	14,363

Net revenue	$70,378	$74,639	$139,763	$154,450

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare (“Metro”), represented approximately 22% of consolidated net revenue for the three and six months ended June 30, 2009 and represented approximately 20% of consolidated net revenue for the three and six months ended June 30, 2008. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 14% of consolidated net revenue for the three and six months ended June 30, 2009 and represented approximately 12% and 11% of consolidated net revenue for the three and six months ended June 30, 2008, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in the three and six months ended June 30, 2009 and 2008.

(8) Debt

The Company has a revolving credit facility in the amount of $75,000,000. The facility matures on January 20, 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for both prime and LIBOR borrowings. At June 30, 2009, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.15% and the prime interest rate under the credit facility, including borrowing margin, was 7.50%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company is also required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. The Company was in compliance with its covenants as of June 30, 2009. The outstanding balance under this line as of June 30, 2009 was $13,850,000, and the Company had stand-by letters of credit amounting to $1,669,200 at June 30, 2009. The unused balance under this revolving credit facility as of June 30, 2009 was $59,480,800 and based on borrowing covenants, reduced by the stand-by letters of credit, $55,511,513 was available for borrowing.

The Company has a term loan in the amount of $100,000,000. The loan matures on January 20, 2010 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from October 24, 2008 was 450 basis points and increased 50 basis points March 1, 2009 and each 90 days thereafter. All of the obligations under this Term Loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

The Company’s revolving credit facility and term loan mature on January 20, 2010 and accordingly have been classified as current liability as of June 30, 2009. In the event that we are not able to complete a refinancing or extension on satisfactory terms by January 20, 2010 we do not anticipate having available cash from operations to pay the outstanding debt at maturity and in such case we would be in default under the terms of our credit facility and term loan.

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

(9) Accrued Litigation Expense

In December 2007, the Company entered into a settlement agreement with respect to litigation among PDHC Ltd., (“PDHC”) one of its Minnesota subsidiaries, and PDG. Under the terms of the definitive agreements contemplated by the settlement agreement and in release of the PDG litigation, the Company transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and associated trade names to PDG, effective February 29, 2008. Pursuant to Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company realized a net gain of $30,763,000 which represented the fair value of the assets transferred in excess of the book value of the assets transferred. In addition, the Company recorded an interim management services fee during the first six months of 2008 totaling $6,666,667 offset by the costs to provide these services.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,012	$3,973	$4,433	$25,498

Weighted average common shares outstanding	12,949	12,862	12,942	12,850

Net earnings per share	$0.23	$0.31	$0.34	$1.98

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,012	$3,973	$4,433	$25,498

Weighted average common shares outstanding	12,949	12,862	12,942	12,850
Add: Dilutive effect of options (1)	150	255	117	256

Weighted average common shares as adjusted	13,099	13,117	13,059	13,106

Net earnings per share	$0.23	$0.30	$0.34	$1.95

(1)	1,266,378 and 811,786 options were excluded from the computation of diluted net earnings per share for the three months ended June 30, 2009 and 2008, respectively, due to their antidilutive effect. 1,172,693 and 805,165 options were excluded for the six months ended June 30, 2009 and 2008, respectively, due to their antidilutive effect.

(11) Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management system. As of June 30, 2009, 21 affiliated practices comprising 197 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $2,446,574, which includes approximately $263,200 in capitalized interest, in connection with this project as of June 30, 2009. Of total capitalized costs, $898,250 relates to the first development phase, $214,588 relates to the second development phase, and $1,333,736 relates to other phases in development. The Company began to amortize costs associated with the first development phase in October 2005, and the second development phase in April 2009, and has recognized approximately $342,209 of amortization expense as of June 30, 2009. Amortization expense associated with phase one is $336,844 and amortization expense associated with phase two is $5,365. The capitalized development costs for both phases are being amortized over 10 years.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended June 30, 2009. The Company’s financial assets and liabilities are primarily comprised of cash equivalents and an interest rate swap.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008:

June 30, 2009

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,726)	$—	$(1,726)
Cash equivalents	4,702	—	—	4,702

Total	$4,702	$(1,726)	—	$2,976

December 31, 2008
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(2,059)	$—	$(2,059)
Cash equivalents	4,105	—	—	4,105

Total	$4,105	$(2,059)	—	$2,046

The Company’s debt is carried at cost and is more fully described in Note 8. As of June 30, 2009, the estimated fair value of the Company’s revolving line of credit was $13,055,000 and the fair value of the term loan was $94,259,000.

(13) Income Taxes

As of December 31, 2008, the Company had $386,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit remained unchanged during the six months ended June 30, 2009.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of the provision for income taxes. As of June 30, 2009, the Company has approximately $131,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2006, 2007 and 2008 remain open to examination by taxing jurisdictions to which the Company is subject.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(14) Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of its borrowings under the credit facility and or term loan as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate, and the change in the fair value of the hedge as of June 30, 2009 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ending June 30, 2009 and December 31, 2008 is depicted below (in thousands):

	June 30, 2009	December 31, 2008	Balance Sheet Location
Interest Rate Swap (1)	$1,726	$2,059	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended June 30, 2009 and December 31, 2008 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI
	2009	2008
Interest Rate Swap (1)	$333	$(1,288)

(1) Derivative designated as cash flow hedging instrument

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1. (See Note 12 “Fair Value” for further discussion)

Effective May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.

Effective June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it will have on the consolidated results of the Company.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Effective June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is evaluating the impact it will have on the consolidated results of the Company.

(16) Subsequent events

The Company has evaluated all subsequent events through August 7, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 7, 2009, there were no subsequent events which required recognition or disclosure.

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

Overview

American Dental Partners is a leading provider of dental facilities, support staff, and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At June 30, 2009, we were affiliated with 26 dental group practices, comprising 538 full-time equivalent dentists practicing in 242 dental facilities in 18 states.

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

During the second quarter 2009, we completed one affiliation which joined an existing affiliated practice, Wisconsin Dental Group, S.C., and became subject to an existing service agreement. Cash paid, net of cash acquired, in connection with this transaction amounted to $75,000. In connection with this transaction, we recorded approximately $28,000 in intangibles related to the service agreement with an amortization period of 25 years.

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

Under the transition services agreement, we provided management services to PDG for a period of nine months through September 30, 2008 for $19,000,000, with $10,000,000 recognized as net revenue in 2008 and $9,000,000 recognized as an offset to loss contingency in 2007. We completed the transition services and received the related $19,000,000 payment. As a result of these agreements, our results of operations for 2008 and 2009 are not comparable. The parties are completing the final steps in the separation of PDHC and PDG.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reimbursement of expenses	$47,639	$48,359	$95,231	$96,521
Business service fees	15,776	14,673	30,738	29,450

Revenue earned under service agreements	63,415	63,032	125,969	125,971
Other revenue	6,963	7,000	13,794	14,116
Revenue earned under transition service agreement with PDG	—	4,607	—	14,363

Net revenue	$70,378	$74,639	$139,763	$154,450

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Fee-for-service	16%	20%
PPO and dental referral plans	75%	69%
Capitated managed care plans	9%	11%

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

The following table sets forth for the three and six months ended June 30, 2009 and 2008, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements, and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$106,814	$105,952	0.8%	$212,686	$212,812	-0.1%
Platform dental group practices that affiliated with us during periods of comparison	232	—	100.0%	1,119	514	117.7%

Total patient revenue	107,046	105,952	1.0%	213,805	213,326	0.2%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,274	6,043	3.8%	12,398	12,164	1.9%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	100,772	99,909	0.9%	201,407	201,162	0.1%
Amounts due to us under service agreements	63,415	63,032	0.6%	125,969	125,971	0.0%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$37,357	$36,877	1.3%	$75,438	$75,191	0.3%

Same market patient revenue growth was 0.8% for the three months ended June 30, 2009. Same market patient revenue growth for the three months ended June 30, 2009 excludes platform affiliations that occurred on or after April 1, 2008. Same market patient revenue growth was comprised of a 0.6% increase in provider hours and a 1.4% improvement in provider productivity, offset by 1.2% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth was -0.1% for the six months ended June 30, 2009. Same market patient revenue growth for the six months ended June 30, 2009 excludes platform affiliations that occurred on or after January 1, 2008. Same market patient revenue growth was comprised of a 0.5% increase in provider hours and a 1.8% improvement in provider productivity, offset by 2.4% deterioration in reimbursement rates received from dental benefit insurers.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amounts retained by affiliated practices we do not own increased 1.3% to $37,357,000 for the three months ended June 30, 2009 from $36,877,000 for the three months ended June 30, 2008. As a percentage of their patient revenue, amounts retained by affiliated practices increased to 37.1% for the three months ended June 30, 2009, compared to 36.9% for the three months ended June 30, 2008 due to increased profitability of the affiliated practices resulting from reduced provider expense and reduced salaries and benefits expense for dental hygienists and/or dental assistants employed by affiliated practices in states where required by law.

Results of Operations

The following table sets forth our net revenue and results of operations for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$70,378	100.0%	$74,639	100.0%	-5.7%
Operating Expenses:
Salaries and benefits	29,183	41.5%	31,355	42.0%	-6.9%
Lab fees and dental supplies	10,321	14.7%	11,143	14.9%	-7.4%
Office occupancy	8,542	12.1%	8,480	11.4%	0.7%
Other operating expenses	6,422	9.1%	6,708	9.0%	-4.3%
General corporate expenses	3,332	4.7%	3,465	4.6%	-3.8%
Depreciation expense	2,700	3.8%	2,684	3.6%	0.6%
Amortization of intangible assets	2,424	3.4%	2,409	3.2%	0.6%
Litigation settlement (income)	—	0.0%	(687)	-0.9%	-100.0%

Total operating expenses	62,924	89.4%	65,557	87.8%	-4.0%

Earnings from operations	7,454	10.6%	9,082	12.2%	-17.9%
Interest expense	2,187	3.1%	2,419	3.2%	-9.6%

Earnings before income taxes	5,267	7.5%	6,663	8.9%	-21.0%
Income taxes	2,091	3.0%	2,539	3.4%	-17.6%

Consolidated net earnings	3,176	4.5%	4,124	5.5%	-23.0%
Noncontrolling interest	164	0.2%	151	0.2%	8.6%

Net earnings	$3,012	4.3%	$3,973	5.3%	-24.2%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$139,763	100.0%	$154,450	100.0%	-9.5%
Operating Expenses:
Salaries and benefits	58,749	42.0%	66,856	43.3%	-12.1%
Lab fees and dental supplies	20,614	14.7%	23,124	15.0%	-10.9%
Office occupancy	17,041	12.2%	17,493	11.3%	-2.6%
Other operating expenses	13,000	9.3%	13,480	8.7%	-3.6%
General corporate expenses	6,692	4.8%	7,095	4.6%	-5.7%
Depreciation expense	5,415	3.9%	5,458	3.5%	-0.8%
Amortization of intangible assets	4,849	3.5%	4,796	3.1%	1.1%
Litigation settlement (income)	—	0.0%	(30,814)	-20.0%	-100.0%

Total operating expenses	126,360	90.4%	107,488	69.6%	17.6%

Earnings from operations	13,403	9.6%	46,962	30.4%	-71.5%
Interest expense	5,557	4.0%	4,874	3.2%	14.0%

Earnings before income taxes	7,846	5.6%	42,088	27.3%	-81.4%
Income taxes	3,112	2.2%	16,299	10.6%	-80.9%

Consolidated net earnings	4,734	3.4%	25,789	16.7%	-81.6%
Noncontrolling interest	301	0.2%	291	0.2%	3.4%

Net earnings	$4,433	3.2%	$25,498	16.5%	-82.6%

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

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation to exclude temporary and non-recurring items related to the litigation settlement with PDG as we believe that such pro forma presentation is important to understanding trends of our underlying operations. The pro forma information are non-GAAP financial measures.

The following table reconciles the actual results of operations to our pro forma results of operations for the three months ended June 30, 2008 (dollars in thousands):

		Three Months Ended June 30, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$74,639	$1,274	$3,333	$70,032
Operating Expenses:
Salaries and benefits	31,355	962	355	30,038
Lab fees and dental supplies	11,143	135	—	11,008
Office occupancy expenses	8,480	229	60	8,191
Other operating expenses	6,708	(117)	108	6,717
General corporate expenses	3,465	—	—	3,465
Depreciation	2,684	65	14	2,605
Amortization	2,409	—	—	2,409
Litigation settlement (income)	(687)	(687)	—	—

Total operating expenses	65,557	587	537	64,433

Earnings from operations	9,082	687	2,796	5,599
Interest expense, net	2,419	—	—	2,419

Earnings before income taxes	6,663	687	2,796	3,180
Income taxes	2,539			1,211

Consolidated net earnings	4,124			1,969
Noncontrolling interest	151			151

Net earnings	$3,973			$1,818

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles the actual results of operations to our pro forma results of operations for the six months ended June 30, 2008 (dollars in thousands):

		Six Months Ended June 30, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$154,450	$7,697	$6,667	$140,086
Operating expenses:
Salaries and benefits	66,856	4,717	1,207	60,932
Lab fees and dental supplies	23,124	1,436	—	21,688
Office occupancy expenses	17,493	1,092	120	16,281
Other operating expenses	13,480	135	215	13,130
General corporate expenses	7,095	—	—	7,095
Depreciation	5,458	317	28	5,113
Amortization	4,796	—	—	4,796
Litigation settlement (income)	(30,814)	(30,814)	—	—

Total operating expenses	107,488	(23,117)	1,570	129,035

Earnings from operations	46,962	30,814	5,097	11,051
Interest expense, net	4,874	—	—	4,874

Earnings before income taxes	42,088	30,814	5,097	6,177
Income taxes	16,299			2,296

Consolidated net earnings	25,789			3,881
Noncontrolling interest	291			291

Net earnings	$25,498			$3,590

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the percentage change between the actual results of operations for the three and six months ended June 30, 2009 and the pro forma non-GAAP financial measures for the three and six months ended June 30, 2008 (dollars in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$70,378	100.0%	$70,032	100.0%	0.5%
Operating expenses:
Salaries and benefits	29,183	41.5%	30,038	42.9%	-2.8%
Lab fees and dental supplies	10,321	14.7%	11,008	15.7%	-6.2%
Office occupancy expenses	8,542	12.1%	8,191	11.7%	4.3%
Other operating expenses	6,422	9.1%	6,717	9.6%	-4.4%
General corporate expenses	3,332	4.7%	3,465	4.9%	-3.8%
Depreciation	2,700	3.8%	2,605	3.7%	3.6%
Amortization	2,424	3.4%	2,409	3.4%	0.6%

Total operating expenses	62,924	89.4%	64,433	92.0%	-2.3%

Earnings from operations	7,454	10.6%	5,599	8.0%	33.1%
Interest expense, net	2,187	3.1%	2,419	3.5%	-9.6%

Earnings before income taxes	5,267	7.5%	3,180	4.5%	65.6%
Income taxes	2,091	3.0%	1,211	1.7%	72.7%

Consolidated net earnings	3,176	4.5%	1,969	2.8%	61.3%
Noncontrolling interest	164	0.2%	151	0.2%	8.6%

Net earnings	$3,012	4.3%	$1,818	2.6%	65.7%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$139,763	100.0%	$140,086	100.0%	-0.2%
Operating expenses:
Salaries and benefits	58,749	42.0%	60,932	43.5%	-3.6%
Lab fees and dental supplies	20,614	14.7%	21,688	15.5%	-5.0%
Office occupancy expenses	17,041	12.2%	16,281	11.6%	4.7%
Other operating expenses	13,000	9.3%	13,130	9.4%	-1.0%
General corporate expenses	6,692	4.8%	7,095	5.1%	-5.7%
Depreciation	5,415	3.9%	5,113	3.6%	5.9%
Amortization	4,849	3.5%	4,796	3.4%	1.1%

Total operating expenses	126,360	90.4%	129,035	92.1%	-2.1%

Earnings from operations	13,403	9.6%	11,051	7.9%	21.3%
Interest expense, net	5,557	4.0%	4,874	3.5%	14.0%

Earnings before income taxes	7,846	5.6%	6,177	4.4%	27.0%
Income taxes	3,112	2.2%	2,296	1.6%	35.5%

Consolidated net earnings	4,734	3.4%	3,881	2.8%	22.0%
Noncontrolling interest	301	0.2%	291	0.2%	3.4%

Net earnings	$4,433	3.2%	$3,590	2.6%	23.5%

The financial table above excludes the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from 2008 results and temporary and non-recurring items related to the litigation settlement. Management believes that such pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue decreased 5.7% to $70,378,000 for the three months ended June 30, 2009 from $74,639,000 for the three months ended June 30, 2008 but increased 0.5% from pro forma net revenue of $70,032,000 for the three months ended June 30, 2008. The increase from pro forma net revenue was attributable to an increase in patient revenue at our affiliated practices. Net revenue decreased 9.5% to $139,763,000 for the six months ended June 30, 2009 from $154,450,000 for the six months ended June 30, 2008 and decreased 0.2% from pro forma net revenue of $140,087,000 for the six months ended June 30, 2008. The decrease from pro forma net revenue was attributable to a decline in patient revenue at our affiliated practices.

Net revenue earned from our service agreement with Metro Dentalcare, P.L.C represented 22% of our consolidated net revenue for the three and six months ended June 30, 2009 and 20% of pro forma consolidated net revenue for the three and six months ended June 30, 2008. Net revenue earned from our service agreement with Wisconsin Dental Group, S.C. represented 14% of our consolidated net revenue for the three and six months ended June 30, 2009 and 12% and 11% of pro forma consolidated net revenue for the three and six months ended June 30, 2008, respectively. The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreement could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue during the three and six month periods ended June 30, 2009 and 2008.

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

Salaries and benefits expense as a percentage of net revenue decreased to 41.5% for the three months ended June 30, 2009 from 42.0% for the three months ended June 30, 2008 and decreased from 42.9% of pro forma net revenue for the three months ended June 30, 2008. Salaries and benefits expense as a percentage of net revenue decreased to 42.0% for the six months ended June 30, 2009 from 43.3% for the six months ended June 30, 2008 and decreased from 43.5% of pro forma net revenue for the six months ended June 30, 2008. The decrease as a percentage of pro forma net revenue is primarily due to the integration of Metro Dentalcare and the six dental facilities we retained as part of the PDG litigation settlement as well as implementation of our initiatives to maintain liquidity, including delay of 2009 compensation increases and the evaluation of all non-clinical and non-essential positions.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.7% of net revenue for the three months ended June 30, 2009 from 14.9% for the three months ended June 30, 2008 and decreased from 15.7% of pro forma net revenue for the three months ended June 30, 2008. Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.7% of net revenue for the six months ended June 30, 2009 from 15.0% for the six months ended June 30, 2008 and decreased from 15.5% of pro forma net revenue for the six months ended June 30, 2008. The decrease as a percentage of pro forma net revenue is primarily due to a focus on dental supplies initiatives such as greater adherence to established formularies, and to a lesser extent a reduction in lab fees. We believe the reduction of lab fees is the result of a shift in patient procedure mix away from procedures requiring lab services as a result of current economic conditions.

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

Office occupancy expense as a percentage of net revenue increased to 12.1% for the three months ended June 30, 2009 from 11.4% for the three months ended June 30, 2008 and increased from 11.7% of pro forma net revenue for the three months ended June 30, 2008. For the three months ended June 30, 2009, the increase as a percentage of pro forma net revenue is largely due to a favorable comparison with 2008. In 2008, pursuant to the settlement agreement, PDG was required to reimburse us for the occupancy expenses of the PDG dentists who remained in the six dental facilities through May 28, 2008. These reimbursements along with the associated costs are included in the pro forma Settlement Assets. To a lesser extent one-time CAM charges incurred at one of our dental facilities also contributed to the increase during the 2009 quarter. Office occupancy expense as a percentage of net revenue increased to 12.2% for the six months ended June 30, 2009 from 11.3% for the six months ended June 30, 2008 and 11.6% of pro forma net revenue for the six months ended June 30, 2008. For the six months ended June 30, 2009, the increase as a percentage of pro forma net revenue is largely due to a favorable comparison with 2008 mentioned above as well as costs associated with our new pediatric affiliate in Texas and CAM charges incurred at one of our dental facilities.

During the three months ended June 30, 2009, we expanded/relocated one dental facility. During the six months ended June 30, 2009, we expanded/relocated one dental facility and completed two de novo facilities.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 9.1% for the three months ended June 30, 2009 from 9.0% for the three months ended June 30, 2008 and decreased from 9.6% of pro forma net revenue for the three months ended June 30, 2008. Other operating expenses as a percentage of net revenue increased to 9.3% for the six months ended June 30, 2009 from 8.7% for the six months ended June 30, 2008 and decreased from 9.4% of pro forma net revenue for the six months ended June 30, 2008. For the three and six months ended June 30, 2009, the decrease as a percentage of pro forma net revenue is due to a favorable comparison with 2008 which included a disposal of undepreciated assets associated with the relocation of one dental facility and certain non-recurring professional fees.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expenses as a percentage of net revenue increased to 4.7% for the three months ended June 30, 2009 from 4.6% for the three months ended June 30, 2008 and decreased from 4.9% of pro forma net revenue for the three months ended June 30, 2008. The decrease as a percentage of pro forma net revenue is attributed to reduced travel and audit related expenses. General corporate expenses as a percentage of net revenue increased to 4.8% for the six months ended June 30, 2009 from 4.6% for the six months ended June 30, 2008 and decreased from 5.1% of pro forma net revenue for the six months ended June 30, 2008. During the six months ended June 30, 2008, the decrease as a percentage of pro forma net revenue is due to a favorable comparison with 2008 which included additional auditing fees and consulting fees required by our banks in response to the PDG litigation outcome.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We recognized $385,000 of stock-based compensation expense for the three months ended June 30, 2009 compared to $479,000 for the three months ended June 30, 2008. We recognized $764,000 of stock-based compensation expense for the six months ended June 30, 2009 compared to $1,005,000 for the six months ended June 30, 2008. We estimate stock-based compensation expense for the full year 2009 will be approximately $1,597,000.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 3.8% for the three months ended June 30, 2009 from 3.6% for the three months ended June 30, 2008 and increased from 3.7% of pro forma net revenue for the three months ended June 30, 2008. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 3.9% for the six months ended June 30, 2009 from 3.5% for the six months ended June 30, 2008 and increased from 3.6% of pro forma net revenue for the six months ended June 30, 2008. The increase as a percentage of net revenue is the result of facility development projects completed in 2008 and to a lesser degree accelerated amortization of leasehold improvements associated with the anticipated closing of a dental facility in 2010.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2009 but at lower levels than we have in past years. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase during the remaining of 2009 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.4% for the three months ended June 30, 2009 from 3.2% for the three months ended June 30, 2008 and remained unchanged from 3.4% of pro forma net revenue for the three months ended June 30, 2008. Amortization expense as a percentage of net revenue increased to 3.5% for the six months ended June 30, 2009 from 3.1% for the six months ended June 30, 2008 and increased from 3.4% of pro forma net revenue for the six months ended June 30, 2008. The increase as a percentage of pro forma net revenue was due to affiliations completed in 2008.

Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations decreased to $7,454,000 for the three months ended June 30, 2009 from $9,082,000 for the three months ended June 30, 2008 and increased from pro forma earnings from operations of $5,599,000 for the three months ended June 30, 2008. As a percentage of net revenue, earnings from operations increased to 10.6% for the three months ended June 30, 2009 from 8.0% of pro forma net revenue for the three months ended June 30, 2008. The increase from pro forma earnings from operations is primarily due to decreased salary expense and to a lesser extent decreased lab fees and dental supplies expense, other operating and general corporate expense somewhat offset by increased office occupancy expense and depreciation. Earnings from operations decreased to $13,403,000 for the six months ended June 30, 2009 from $46,962,000 for the six months ended June 30, 2008 and increased from pro forma earnings from operations of $11,051,000 for the six months ended June 30, 2008. As a percentage of net revenue, earnings from operations increased to 9.6% for the six months ended June 30, 2009 from 7.9% of pro forma net revenue for the six months ended June 30, 2008. The increase from pro forma earnings from operations is primarily due to decreased salary expense and to a lesser extent decreased lab fees and dental supplies expense, general corporate expense and other operating expense somewhat offset by increased office occupancy expense as well as depreciation and amortization.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Interest Expense

Net interest expense decreased to $2,187,000 for the three months ended June 30, 2009 from $2,419,000 for the three months ended June 30, 2008. The decrease is the result of decreased borrowing levels and reduced LIBOR rates somewhat offset by increased credit spreads over LIBOR. Net interest expense increased to $5,557,000 for the six months ended June 30, 2009 from $4,874,000 for the six months ended June 30, 2008. The increase is the result of increased credit spreads over LIBOR somewhat offset by a decrease in borrowing levels and LIBOR rates.

Income Taxes

Our effective tax rate increased to 39.7% for the three and six months ended June 30, 2009 as compared to 39.0% for the three and six months ended June 30, 2008. This increase is due to increases in state tax rates in Michigan and Texas. We expect our effective tax rate to range between 39% and 40% for the year.

Consolidated Net Earnings

As a result of the foregoing, consolidated net earnings decreased to $3,176,000 for the three months ended June 30, 2009 from $4,124,000 for the three months ended June 30, 2008 and increased from pro forma consolidated net earnings of $1,969,000 for the three months ended June 30, 2008. As a percentage of net revenue, net earnings increased to 4.5% for the three months ended June 30, 2009 from 2.8% of pro forma net revenue for the three months ended June 30, 2008. The increase is primarily due to increased earnings from operations and reduced interest expense somewhat offset by increased income taxes. Consolidated net earnings decreased to $4,734,000 for the six months ended June 30, 2009 from $25,789,000 for the six months ended June 30, 2008 and increased from pro forma net earnings of $3,881,000 for the six months ended June 30, 2008. As a percentage of net revenue, consolidated net earnings increased to 3.4% for the six months ended June 30, 2009 from 2.8% of pro forma net revenue for the six months ended June 30, 2008. The increase is primarily due to increased earnings from operations, somewhat offset by increased income tax and interest expense.

Noncontrolling Interest

For the three months ended June 30, 2009 and June 30, 2008, we recorded noncontrolling interest expense of $164,000 and $151,000, respectively, representing the gains attributable to noncontrolling interest holders. For the six months ended June 30, 2009 and June 30, 2008, we recorded noncontrolling interest expense of $301,000 and $291,000, respectively, representing the gains attributable to noncontrolling interest holders. The increase in 2009 is due to an increase in net earnings of Tooth Doctor.

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

Current Credit Market Conditions

The credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of debt financing. In this current volatile credit environment, we have taken a number of initiatives to maintain our liquidity, including the following:

•	we largely eliminated 2008 incentive compensation expense accruals and as a result cash bonus payments associated with these accruals were significantly reduced during the first six months of 2009;

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

We have a $75,000,000 revolving credit facility and $100,000,000 term loan both of which are senior secured facilities and are provided by commercial banks. Both facilities have maturities of January 20, 2010 and accordingly have been classified as current liabilities. At June 30, 2009, the outstanding balances under our credit facility and term loan were $13,850,000 and $100,000,000, respectively. The availability of senior secured debt has been significantly reduced in the current credit markets, which has resulted in increased borrowing rates, reduced financial covenants and higher upfront fees. Although we have discussed with our existing lenders the terms for extending the maturity of our credit facilities, we believe it is in the best interests of our shareholders to seek to refinance our indebtedness on a longer term basis at this time rather than incur the costs associated with a short-term extension of the maturity. We are pursuing alternatives for refinancing our credit facilities with our existing and new lenders, but we cannot assure you that we will be able to refinance our credit facilities on satisfactory terms. We may be able to refinance only a portion of our revolving credit facility and term loan, which would require us to seek to issue subordinated debt, preferred stock or common stock, or some combination of such securities to replace a portion of our credit facilities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders. We cannot assure you that we would be able to issue such securities on satisfactory terms.

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

Operating Activities

For the six months ended June 30, 2009 and 2008, cash provided by operating activities amounted to $21,187,000 and $15,184,000, respectively. For the six months ended June 30, 2009, cash provided by operations primarily resulted from consolidated net earnings after adjusting for non-cash items and increases in income taxes payable, accrued compensation and benefits as well as account receivables. As compared to the same period in 2008, non-cash items included a net non-cash gain representing the fair market value of the assets transferred to PDG in settlement of the litigation in excess of their book value and a deferred tax benefit associated with the litigation settlement. The increase in cash flow from working capital items was due primarily to a reduction in accounts receivable of approximately $10,700,000 during 2008. The primary reasons for the positive impact to cash flow include collection of approximately $7,164,000 that was due from PDG at June 30, 2008 and a reduction of our receivables due from our affiliated practices by approximately $2,437,000.

Investing Activities

For the six months ended June 30, 2009 and 2008, cash used for investing activities amounted to $3,563,000 and $18,294,000, respectively. As a result of current economic conditions and the state of the credit markets, we have reduced our investing activities to maintain our liquidity and reduce our indebtedness. Capital expenditures were $3,203,000 and $6,786,000 for the six months ended June 30, 2009 and 2008, respectively, as we have reduced our facility development projects. During the six months ended June 30, 2009, we completed two de novo dental facilities and one facility relocation/expansion as compared to two de novo dental facilities and six facility relocation/expansions during the six months ended June 30, 2008.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amounts paid for affiliations and acquisitions, including contingent amounts and affiliation costs, were $360,000 and $11,508,000 for the six months ended June 30, 2009 and 2008, respectively as we have also reduced our affiliation and acquisition activities. During the six months ended June 30, 2009, we completed two in-market affiliations as compared to one affiliation during the six months ended June 30, 2008. In addition, we made a contingent payment of $9,084,000 during the six months ended June 30, 2008 related to our acquisition of Metropolitan Dental Holdings, Inc.

Financing Activities

For the six months ended June 30, 2009 and 2008, cash (used in) provided by financing activities amounted to ($17,086,000) compared to $3,651,000, respectively. As compared to the same period in 2008, the increase in cash used in financing activities is primarily due to a reduction in borrowings on our revolving credit facility of $17,250,000 as a result of an increase in cash flow from operations, a decrease in investing activities and debt issuance costs and reduction in distributions to noncontrolling interest holders.

Credit Agreements

We have a revolving credit facility in the amount of $75,000,000. The facility matures on January 20, 2010 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or LIBOR plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.25% to 4.50% for prime and LIBOR borrowings. At June 30, 2009, the LIBOR interest rate under the credit facility, including borrowing margin, was approximately 6.15% and the prime interest rate under the credit facility, including borrowing margin, was 7.50%. In addition, the Company pays a commitment fee on the unused balance of its credit facility ranging from 0.375% to 0.50%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries. We are required to comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios and maximum capital expenditures as defined by the credit agreement. We were in compliance with the covenants as of June 30, 2009. The outstanding balance under this line as of June 30, 2009 was $13,850,000 and the Company had stand-by letters of credit amounting to $1,669,200 at June 30, 2009. The unused balance under this revolving credit facility as of June 30, 2009 was $59,480,800 and based on borrowing covenants, reduced by the stand-by letter of credit, $55,511,513 was available for borrowing.

We have a term loan in the amount of $100,000,000. The loan matures January 20, 2010 and was used to fund the Company’s 2007 acquisitions and affiliations. Interest on the term loan is at LIBOR plus a margin. The margin for the first 90 days from October 24, 2008 is 450 basis points and increases 50 basis points each 90 days thereafter. All of the obligations under this term loan facility rank pari passu in right of payment to all of the obligations of the Company’s revolving credit facility.

Pursuant to amendments to both the revolving credit facility and term loan, we are permitted to borrow up to $15,000,000 annually for capital expenditures, $15,000,000 annually for acquisitions and up to $13,000,000 for earn out and contingent payments on previously completed acquisitions, subject to various financial covenants, including a maximum debt to earnings before interest, taxes, depreciation and amortization leverage ratio of 3.75.

Our revolving credit facility and term loan mature on January 20, 2010 and accordingly the outstanding balances under the revolving credit facility and term loan have been classified as current liabilities at June 30, 2009. In the event that we are not able to complete a refinancing or extension on satisfactory terms by January 20, 2010, we do not anticipate having available cash from operations to pay the outstanding debt at maturity, and in such case we would be in default under the terms of our credit facility and term loan.

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

Valuation of Accounts Receivable

Our accounts receivable include amounts due from affiliated practices that have entered into service agreements with us and amounts due from insurance companies, patients and dentists for our Tooth Doctor, dental benefits third party administrator and dental laboratory businesses. At June 30, 2009, amounts due from affiliated practices represented 87% of our accounts receivable.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At June 30, 2009, intangible assets were $247,058,000 and represented 72% of our total assets. Goodwill and indefinite-lived intangible assets represent 31% of our intangible assets and definite-lived intangible assets related to service agreements represent 69% of our intangible assets.

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

Insurance

We maintain various insurance coverages that we believe are appropriate for our business, including workers’ compensation, property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as an additional named insured. Certain of our insurances are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which we and our captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We and our captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of the provision for income taxes. For the six months ended June 30, 2009, $13,000 of interest expense was recognized in the statement of earnings. No tax expense related to penalties was recognized for the six months ended June 30, 2009.

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

We are subject to income tax arising from U.S. federal and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2006, 2007 and 2008 remain open to examination. The Internal Revenue Service is currently examining our federal income tax return for the year ending December 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The purpose of the statement is to replace current guidance in SFAS No.141, to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of SFAS 141(R) are applicable for the Company’s transactions that qualify as business combinations and not the Company’s affiliation transactions.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which was issued to improve the relevance, comparability, and

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. In evaluating the impact of FASB Statement No. 160, we determined the relationship with our noncontrolling interest holders requires the application of EITF (Emergency Issue Task Force) D-98 (“EITF D-98”) “Classification and Measurement of Redeemable Securities.” EITF D-98, issued in regards to Rule 5-02.28 of SEC Securities and Exchange Commission (“SEC”) Regulation S-X, requires preferred securities, including noncontrolling interest, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly we have classified noncontrolling interest in mezzanine equity and not as part of equity as prescribed by SFAS 160.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements

Effective April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). These standards are effective for interim and annual periods ending after June 15, 2009. We determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and have adopted the disclosure requirements of FSP 107-1. (See Note 12 “Fair Value” for further discussion)

Effective May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.

Effective June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact it will have on our consolidated results.

Effective June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are evaluating the impact it will have on our consolidated results.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.25% to 4.50% based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at June 30, 2009 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $938,500 per annum.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures timely alert them to material information relating to the Company required to be included in this report and were effective as of June 30, 2009.

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

On or about May 29, 2008, the Court appointed the Operating Engineers Pension Fund, as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A., as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. On September 29, 2008, the Operating Engineers Pension Fund filed with the Court a consolidated amended complaint, which alleges a new class period of February 25, 2004 through December 13, 2007 and asserts violations of the federal securities laws as described above. On December 5, 2008, we and the other defendants filed a motion to dismiss the action. The Court denied the motion on April 2, 2009. On June 5, 2009 and June 16, 2009, the Court issued scheduling orders, requiring any amendments to the consolidated amended complaint filed by November 2, 2009; discovery to be completed by April 1, 2010; the lead plaintiff to file for class certification on or before April 15, 2010; and any summary judgment motions filed on or before June 15, 2010. We are unable to estimate any potential losses with respect to this action. We intend to defend the matter vigorously.

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

We, and the Dyer and Musselman Individual Defendants, brought a motion to dismiss the consolidated action, which was heard by the Court on April 15, 2008. The Court granted that motion on May 28, 2009 and entered judgments dismissing the Musselman and Dyer actions on May 29, 2009.

On June 24, 2009, the Dyer and Musselman plaintiffs filed notices of appeal. The Appeals Court of Massachusetts has not yet docketed either appeal. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

The following risk factors supersede the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, and these factors, in addition to the other information set forth in this report, could materially affect our business, financial condition or future results.

We may not be able to refinance our credit facilities on satisfactory terms. Our $75,000,000 revolving credit facility and $100,000,000 term loan mature on January 20, 2010. At June 30, 2009, the outstanding balances under our credit facility and term loan were approximately $13,850,000 (plus stand-by letters of credit amounting to $1,669,000) and $100,000,000, respectively. The current credit markets are very limited and restrictive. Although we have discussed with our existing lenders the terms for extending the maturity of our credit facilities, we believe it is in the best interests of our shareholders to seek to refinance our indebtedness on a longer term basis at this time rather than incur the costs associated with a short-term extension of the maturity. We are pursuing alternatives for refinancing our credit facilities with our existing and new lenders, but we cannot assure you that we will be able to refinance our credit facilities on satisfactory terms. Our failure to extend the maturity of our revolving credit facility and term loan with our existing lenders or to refinance our indebtedness with our existing lenders or others on satisfactory terms will have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to complete a refinancing or extension on satisfactory terms by January 20, 2010, we do not anticipate having available cash from operations to pay the outstanding debt at maturity and in such case we would be in default under the terms of our credit facility and term loan. We may be able to refinance only a portion of our revolving credit facility and term loan, which would require us to seek to issue subordinated debt, preferred stock or common stock, or some combination of such securities to replace a portion of our credit facilities. Such securities may include interest or dividends, voting rights or other dilutive effects to our existing shareholders. We cannot assure you that we would be able to issue such securities on satisfactory terms.

We are impacted by general economic conditions. Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 85% of the patients of our affiliated practices have dental insurance, and demand for dental care is heavily influenced by dental insurance. In general, dental insurance covers 100% of preventative care, only 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, patients, with or without dental insurance, are financially responsible for a considerable portion of their dental expenditures. With the deteriorating economic conditions initially emanating from consumer indebtedness, consumer spending patterns have changed. Our affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As are result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us is lower net revenue and lower profit margins. We believe economic conditions will adversely impact us during 2009, although we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations. We also believe the current economic conditions will not lessen the dental care needs of patients and therefore will not impact long term trends of the dental care industry.

We are dependent on the performance of the affiliated practices for our net revenue. Our net revenue depends primarily on revenue generated by the affiliated practices. We do not employ dentists, except for Arizona’s Tooth Doctor for Kids, and we do not control the clinical decisions of any of the affiliated practices. There can be no assurance that the affiliated practices will maintain successful operations or that any of the key members of a particular affiliated practice will continue practicing with that practice. Availability of dentists, hygienists or dental assistants could have a material adverse effect on our business. To the extent permitted by state law, each affiliated practice has entered into non-competition agreements and other restrictive covenants with dentists under their employ and we have similar restrictive covenants with Tooth Doctor’s dentists. There can be no assurance that these restrictive covenants will remain in effect in all cases, are or will be sufficient to protect the interests of the affiliated practices or that a court will enforce such agreements. Any material loss of revenue by an affiliated practice, whether due to the loss of existing dentists or the inability to recruit new ones, could have a material adverse effect on our business, financial condition and results of operations.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

We are dependent upon the service agreements we have entered into with each of the affiliated practices, except for Tooth Doctor, for substantially all of our revenue. Revenue generated from our service agreements with Metro Dentalcare P.L.C., the affiliated dental practice at Metro Dentalcare, and with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented 20% and 12%, respectively, of our consolidated net revenue in 2008 and represented 22% and 14%, respectively, of our consolidated net revenue for the six month ended June 30, 2009. The termination of either of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

Our net revenue may be adversely affected by third-party payor cost containment efforts. A significant portion of the payments for dental care that is received by the affiliated practices is paid or reimbursed under insurance programs with third-party payors. Third-party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. Loss of revenue by the affiliated practices caused by third-party payor cost containment efforts or an inability to negotiate satisfactory reimbursement rates could have a material adverse effect on our business, financial condition and results of operations.

Our net revenue at Tooth Doctor and several other affiliated practices may be adversely affected by changes in state Medicaid programs. Tooth Doctor is largely dependent upon reimbursements under Arizona’s Medicaid program and four of our other affiliated practices are providers under various state Medicaid programs. Changes in those programs affecting provider eligibility, reimbursement rates or specific dental procedures eligible for reimbursement, or our affiliated practices failure to maintain its authorization as a provider under these programs, or to comply with applicable state and federal law or its contracts with the payors who administer claims and make payments under these programs, could have a material adverse effect on our business, financial condition and results of operations.

Determinations by regulatory authorities could have a material adverse effect on our operations. The dental industry and dental practices are highly regulated at the state and federal levels. Many of these laws and regulations vary widely by state. In addition, these laws and regulations are enforced by federal and state regulatory authorities with broad discretion, and our agreements or activities may be subject to review by these authorities from time to time. For example, regulatory authorities in some states in which we operate have obtained a copy of our service agreement for review in the past, and in the future such reviews could result in changes to our service agreements. We do not, and do not intend to, control the practice of dentistry by the affiliated practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry, and we have structured our agreements and operations in a manner intended to comply with applicable law. However, there can be no assurance that any review of our business relationships, including our relationship with the affiliated practices, by courts or other regulatory authorities, will not result in determinations that could have a material adverse effect on our operations. In addition, violation of federal or state laws could subject us or our affiliated practices to civil or criminal penalties.

Changes in the laws and regulatory environment could have a material adverse effect on our operations. The laws and regulations of some states in which we currently operate or may seek to expand may require us to change our contractual relationships with our affiliated practices in a manner that may restrict our operations in those states or may prevent us from affiliating with dental group practices or providing comprehensive business services to dental group practices in those states, or may require us to restructure our current or future operations. Any change to federal or state laws and regulations that require us to restructure our current or future operations or restrict our operations could have a material adverse effect on our operations. Any change in the laws and regulatory environment that would have the effect of restricting or limiting the enforceability of our service agreements could have a material adverse effect on our business, financial condition and results of operations.

We may experience lower revenue arising from health care reform. The US Congress currently is considering comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could have a material adverse effect on our affiliated practices if adopted, and consequently on our business, financial condition and operating results. For instance, a proposal under consideration would eliminate or reduce tax deductibility of employer-provided health insurance which would increase the cost of health insurance to employees and could lead to reduced enrollment in dental insurance programs. Another proposal under consideration would mandate dental insurance coverage for children but not adults, which could have the effect of maintaining or increasing enrollment of children in dental insurance programs but reducing enrollment of adults in dental insurance programs.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

We believe dental insurance, and the design of dental insurance programs, impacts the decisions patients make regarding their dental care. It is uncertain what legislative programs, if any, will be adopted in the future or what action Congress may take regarding health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on our business.

Federal and state laws that protect the privacy and security of patient health information may increase our costs and limit our ability to collect and use that information. Numerous federal and state laws and regulations, including The Health Insurance and Accountability Act (“HIPAA”), govern the collection, dissemination, use, security and confidentiality of patient-identifiable health information, and these laws and regulations affect our operations and those of our affiliated practices. As part of our record keeping, third-party billing, and other services, we collect and maintain patient health information. New patient health information standards, whether implemented pursuant to HIPAA, congressional or state action, or otherwise, could have a significant effect on the manner in which we an our affiliated practices handle healthcare-related data, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. If we or our affiliated practices do not comply with existing or new laws and regulations related to patient health information, we or they could be subject to monetary fines, civil penalties or criminal sanctions.

Our future affiliations may not be completed on acceptable terms or successfully integrated. Our strategy includes expansion through affiliations with dental group practices in new and existing states and the expansion of such affiliated practices. Affiliations involve numerous risks, including failure to retain key personnel and contracts of the affiliated practices and the inability to work successfully with us as a business partner. There can be no assurance that we will be able to complete additional affiliations on acceptable terms and conditions or that we will be able to serve successfully as a business partner to additional practices, and this could adversely affect our business, financial condition or results of operations. In addition, our revolving credit agreement and our term loan limit the amount which can be borrowed to fund affiliations and acquisitions, and as a result the number of new affiliations and acquisitions over the next twelve months will be at levels lower than we achieved in recent years.

We may not realize the expected value of our goodwill and intangible assets. A significant portion of our total assets is represented by goodwill and intangible assets, with the amount expected to increase with future affiliations. In addition, the amortization expense related to definite lived intangible assets will increase in the future as a result of additional intangible assets recorded in connection with new affiliations. Management performs an impairment test on goodwill and indefinite lived intangible assets at least annually or when facts and circumstances exist which would suggest that the goodwill or indefinite lived intangible asset is impaired. An impairment test on goodwill and definite lived intangible assets is performed when facts and circumstances exist which would suggest that the definite lived intangible asset may be impaired, such as loss of key personnel, change in legal factors or competition. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. If impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Any future determination requiring the write off of goodwill, indefinite lived intangibles or a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

The outcome of pending shareholder litigation involving us may adversely affect our financial condition. We and certain of our executive officers are defendants in four lawsuits which have been consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation.” The plaintiffs in this litigation allege that we and certain of our executive officers violated the federal securities laws by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group against our subsidiary, PDHC, Ltd. and by misrepresenting certain financial results. We are unable to estimate any potential losses with respect to this action. We intend to defend the matter vigorously. However, there can be no assurance that the amount of any judgment against us in this matter, or the cost of any settlement of this matter into which we may enter, or the costs of defending this matter and related derivative litigation filed against us arising out of the Park Dental Group litigation, would not exceed the proceeds of insurance available to us. As a result, we cannot predict how we might approach the satisfaction of any such judgement or settlement.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

To the extent that we are required to fund any such judgment, settlement or litigation costs in excess of the amounts of available insurance coverage, such obligations could have a material adverse effect on our financial condition or our ability to maintain compliance with financial covenants or other terms of our revolving credit facility and term loan.

Interruptions in our information systems could limit our ability to operate our business. Our business is dependent on information systems, which could be vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. A significant or prolonged interruption in our computer network, data center or software applications could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by professional liability claims against the affiliated practices. The affiliated practices and/or individual dentists in their employ could be exposed to the risk of professional liability claims, and it is possible that such claims could also be asserted against us. With respect to Tooth Doctor, any such claims would likely be asserted against us. Such claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. We are named as an insured under the professional liability insurance policy covering the affiliated practices. In addition, we also require each affiliated practice to indemnify us for actions or omissions related to the delivery of dental care by such affiliated practice. However, a successful professional liability claim against an affiliated practice or us could have a material adverse effect on our business, financial condition and results of operations.

A loss of the services of our key personnel could have a material adverse effect on our business. Our continued success depends upon the retention of our senior officers who have been instrumental in our success and upon our ability to attract and retain other highly qualified individuals. The loss of some of our senior officers, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 28, 2009. At the meeting, the individuals listed below were elected to our Board of Directors. The table below indicates the votes for, the votes withheld and the year in which the term expires for such nominee:

Name	Votes For	Votes Withheld	Term Expiring
Derril W. Reeves	11,099,446	286,382	2012
Gregory A. Serrao	11,186,183	199,635	2012
Lonnie H. Norris, DMD,MPH	11,198,214	187,604	2011

Steven J. Semmelmayer, Gerard M. Moufflet and Robert E. Hunter also serve on our Board of Directors for terms which continue after the annual meeting.

At our annual meeting of shareholders, the shareholders also approved, by the vote shown in the table below, an amendment to our Employee Stock Purchase Plan to increase by 250,000 shares the number of shares available under the Plan.

Shares
Votes for	8,973,206
Votes against	15,663
Abstain	1,920
Broker Non-Votes	2,395,029

At our annual meeting of shareholders, the shareholders also approved, by the vote shown in the table below, an amendment to our 2005 Equity Incentive Plan to increase by 450,000 shares the number of shares available under the Plan.

Shares
Votes for	5,400,350
Votes against	3,589,299
Abstain	1,140
Broker Non-Votes	2,395,029

At our annual meeting of shareholders, the shareholders also ratified, by the vote shown in the table below, the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009.

Shares
Votes for	11,218,294
Votes against	10,271
Abstain	157,253

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits (see exhibit index on page 45)

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

August 7, 2009	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 7, 2009	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 7, 2009	/s/ Mark W. Vargo
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