Form 10-Q
period 2009-09-30
AMERICAN DENTAL PARTNERS INC
filed 2009-11-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of the registrant’s common stock outstanding as of November 2, 2009 was 15,680,755.

AMERICAN DENTAL PARTNERS, INC.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part II - Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,080	$6,626
Accounts receivable, net	20,399	25,875
Inventories	2,352	2,447
Prepaid expenses and other current assets	3,461	4,745
Prepaid/refundable income taxes	34	798
Deferred income taxes	4,144	4,193

Total current assets	37,470	44,684

Property and equipment, net	50,866	54,542

Non-current assets:
Goodwill	76,122	76,122
Service Agreements and other intangible assets, net	168,745	175,527
Deferred income taxes	1,913	1,912
Other	6,190	466

Total non-current assets	252,970	254,027

Total assets	$341,306	$353,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,960	$14,763
Accrued compensation and benefits	11,645	9,436
Accrued expenses	6,070	6,620
Deferred income taxes	82	81
Current maturities of debt	8,183	196

Total current liabilities	38,940	31,096
Non-current liabilities:
Long-term debt	72,194	131,441
Deferred income taxes	39,904	38,499
Other liabilities	5,570	5,135

Total non-current liabilities	117,668	175,075

Total liabilities	156,608	206,171

Noncontrolling interest	1,288	584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, per value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, per value $0.01 per share, 25,000,000 shares authorized, 16,260,630 and 13,484,241 shares issued; 15,678,130 and 12,901,741 shares outstanding at September 30, 2009 and December 31, 2008, respectively	162	135
Additional paid-in capital	102,615	71,096
Treasury stock, at cost (582,500 shares)	(3,874)	(3,874)
Accumulated comprehensive income	(1,793)	(2,059)
Retained earnings	86,300	81,200

Total stockholders’ equity	183,410	146,498

Total liabilities and stockholders’ equity	$341,306	$353,253

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$67,986	$71,548	$207,749	$225,998
Operating expenses:
Salaries and benefits	28,745	30,491	87,494	97,347
Lab fees and dental supplies	9,527	9,967	30,141	33,091
Office occupancy	8,647	8,291	25,688	25,784
Other operating expense	6,871	6,726	19,872	20,206
General corporate expense	3,546	3,055	10,238	10,150
Depreciation	2,688	2,658	8,103	8,116
Amortization of intangible assets	2,289	2,409	7,138	7,205
Litigation (income) expense	—	(7)	—	(30,821)

Total operating expenses	62,313	63,590	188,674	171,078

Earnings from operations	5,673	7,958	19,075	54,920
Interest expense	2,927	2,390	8,484	7,264

Earnings before income taxes	2,746	5,568	10,591	47,656
Income taxes	1,091	2,118	4,203	18,417

Consolidated net earnings	1,655	3,450	6,388	29,239
Noncontrolling interest	223	140	524	431

Net earnings	$1,432	$3,310	$5,864	$28,808

Net earnings per common share:
Basic	$0.10	$0.26	$0.44	$2.24

Diluted	$0.10	$0.25	$0.43	$2.19

Weighted average common shares outstanding:
Basic	14,186	12,900	13,361	12,867

Diluted	14,521	13,230	13,666	13,167

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholder’s Equity								Noncontrolling Interest
	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2007	13,397	(582)	$135	$68,332	$51,082	$(3,874)	$(771)	$114,904	$894
Issuance of common stock for employee stock purchase plan including tax benefit of - $0	59	—	—	505	—	—	—	505	—
Issuance of common stock for exercised stock options, including tax benefit of - $9	28	—	—	229	—	—	—	229	—
Stock-based compensation expense	—	—	—	1,528	—	—	—	1,528	—
Accumulated other comprehensive income	—	—	—	—	—	—	(87)	(87)	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(492)
Net earnings	—	—	—	—	28,808	—	—	28,808	431

Balance at September 30, 2008	13,484	(582)	$135	$70,594	$79,890	$(3,874)	$(858)	$145,887	$833

Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of - $0	75	—	1	444	—	—	—	445	—
Issuance of common stock for exercised stock options, including tax benefit of - $52	103	—	—	693	—	—	—	693	—
Issuance of common stock for equity offering	2,599	—	26	29,201	—	—	—	29,227	—
Stock-based compensation expense	—	—	—	1,167	—	—	—	1,167	—
Accumulated other comprehensive income	—	—	—	—	—	—	266	266	—
Cumulative adjustment of noncontrolling interest	—	—	—	—	(764)	—	—	(764)	764
Noncontrolling interest distributions	—	—	—	14	—	—	—	14	(584)
Net earnings	—	—	—	—	5,864	—	—	5,864	524

Balance at September 30, 2009	16,261	(582)	$162	$102,615	$86,300	$(3,874)	$(1,793)	$183,410	$1,288

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net earnings	$6,388	$29,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,103	8,116
Stock-based compensation	1,167	1,529
Amortization of intangible assets	7,138	7,205
Other amortization	1,184	289
Deferred income tax benefit	1,455	12,118
Loss on disposal of property and equipment	10	208
Accrued litigation expense	—	(30,968)
Assets transferred to PDG as part of settlement of litigation	—	9,399
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	5,475	(8,493)
Other current assets	205	(577)
Accounts payable and accrued expenses	(2,145)	797
Accrued compensation and benefits	2,187	(1,758)
Income taxes payable/refundable, net	765	1,459
Other, net	707	(56)

Net cash provided by operating activities	32,639	28,507

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(125)	(2,879)
Capital expenditures, net	(4,455)	(9,333)
Payment of affiliation costs	(69)	(140)
Contingent and deferred payments	(300)	(10,286)

Net cash used in investing activities	(4,949)	(22,638)

Cash flows from financing activities:
Proceeds from issuance of common stock	29,228	1
Proceeds from secured credit facility	86,956	—
Repayments under revolving and term credit facilities	(138,056)	(5,300)
Repayments of debt	(160)	(153)
Distributions to noncontrolling interest holders	(570)	(492)
Proceeds from shares issued under employee stock purchase plan	444	505
Proceeds from issuance of common shares for exercise of stock options	641	220
Tax benefit on exercise of stock options	52	9
Payment of debt issuance costs	(5,771)	(553)

Net cash used in financing activities	(27,236)	(5,763)

Increase in cash and cash equivalents	454	106
Cash and cash equivalents at beginning of period	6,626	6,376

Cash and cash equivalents at end of period	$7,080	$6,482

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,063	$6,581

Cash paid during the period for income taxes, net	$2,522	$4,800

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$83	$44

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Tooth Doctor”) subsidiary, which is owned 85% by the Company. All material intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices.

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

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable from affiliates that affect the consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions that require the Company to make estimates and assumptions regarding losses below applicable retention levels. Actual results may differ from management’s estimates

(4)	Recent Affiliations

During the third quarter 2009, the Company did not complete any affiliations.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited).

(5)	Intangible Assets

Intangible assets consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2009
Service agreements	$224,074	$(58,508)	$165,566
Trade name	4,035	(976)	3,059
Customer relationships	605	(485)	120

Total intangible assets	$228,714	$(59,969)	$168,745

December 31, 2008
Service agreements	$223,718	$(51,684)	$172,034
Trade name	4,035	(700)	3,335
Customer relationships	605	(447)	158

Total intangible assets	$228,358	$(52,831)	$175,527

Intangible amortization expense for the three and nine months ended September 30, 2009 was $2,289,000 and $7,138,000, respectively. Intangible amortization expense for the three and nine months ended September 30, 2008 was $2,409,000 and $7,205,000, respectively. Estimated annual amortization expense for each of the next five fiscal years is approximately $9,129,000. The weighted average amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is approximately three years. The tradename for Metro Dentalcare was deemed indefinite lived during the quarter and will no longer be amortized. The tradename intangible asset associated with Tooth Doctor is indefinite lived and not amortized. The weighted average remaining life of all intangible assets is approximately 17 years.

(6)	Stock-based Compensation

Options granted under the Company’s stock option plans generally have a ten-year term and generally have a vesting period of four years, except for options granted under the 2005 Directors Stock Option Plan that vest over three years. At September 30, 2009, options for 1,426,646 shares were vested and 728,550 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 523,773 shares had been purchased under the ESPP and 276,227 shares were available for purchase as of September 30, 2009. The Company issues new shares for ESPP purchases.

The Company recognizes stock-based compensation in accordance with the provisions of authoritative guidance for stock-based compensation. The Company recognized stock-based compensation expense of $403,000 and $506,000 during the three months ended September 30, 2009 and 2008, respectively. The Company recognized stock-based compensation expense of $1,167,000 and $1,529,000 during the nine months ended September 30, 2009 and 2008, respectively. The Company recorded stock-based compensation within general corporate expense on its consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation of $151,000 and $158,000 during the three months ended September 30, 2009 and 2008, respectively, and no amounts were capitalized.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company recorded a deferred tax benefit associated with stock-based compensation of $428,000 and $480,000 during the nine months ended September 30, 2009 and 2008, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2009 was approximately $3,453,000, and the weighted average period of time over which this cost will be recognized is 3.4 years.

The fair value of each option grant and employee stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first nine months of 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
	Stock Options	ESPP	Stock Options	ESPP

Risk free interest rate	2.09%	2.87%	3.25%	2.13%
Expected life	6.0 years	0.5 years	6.0 years	0.5 years
Expected volatility	58.06%	50.12%	85.03%	144.40%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture	4%	—	3%	—
Weighted average fair value of options	$3.81	$1.33	$8.73	$4.67

The Company calculated the volatility assumption for stock options using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises. The Company calculated the volatility assumption for ESPP purchases using an expected volatility rate based on recent activity. The expected life of ESPP purchases is six months.

The following table summarizes stock option transactions during the first nine months of 2009:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	1,816	$10.78	5.66	$798
Granted	343	6.87
Exercised	(102)	5.99
Forfeited or expired	(51)	15.47

Outstanding at September 30, 2009	2,006	$10.25	5.77	$9,773

Vested and unvested expected to vest as of September 30, 2009	1,973	$10.26	5.72	$9,585

Exercisable at September 30, 2009	1,427	$9.99	4.61	$7,049

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of 2009 and 2008 are provided in the following table (in thousands):

	2009	2008
Proceeds from stock options exercised	$641	$220
Tax benefit related to stock options exercised	$52	$9
Intrinsic value of stock options exercised	$516	$88

(7)	Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from affiliated dental practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the Company’s affiliated dental practice, captive insurance subsidiary, dental labs and dental benefits third-party administrator (“TPA”). The following table lists receivables due from affiliated practices and other receivables as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Receivables due from affiliated practices	$17,095	$22,511
Other receivables, net	3,304	3,364

Accounts receivable, net	$20,399	$25,875

Net Revenue

The Company’s net revenue represents reimbursement of expenses and fees charged to affiliated practices pursuant to the terms of the service agreements. Additionally, the Company’s net revenue includes amounts from patient revenue of Tooth Doctor, fees earned by the Company’s TPA and dental laboratories, as well as revenue earned in 2008 under the transition service agreement with PDG, P.A. (“PDG”). (See Note 10 “Accrued Litigation Expense” for further discussion.)

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred and charged to the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities, lab fees, dental supplies expense, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net revenue consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reimbursement of expenses:
Salaries and benefits	$20,874	$21,809	$63,554	$66,603
Lab and dental supplies	10,316	10,991	32,786	34,213
Office occupancy expense	7,664	7,327	22,818	21,887
Other operating expense	5,106	4,686	15,432	14,331
Depreciation expense	2,289	2,251	6,890	6,551

Total reimbursement of expenses	46,249	47,064	141,480	143,585
Business service fees	14,403	13,915	45,141	43,365

Revenue earned under service agreements	60,652	60,979	186,621	186,950
Patient revenue, professional services and dental laboratory fees	7,334	7,236	21,128	21,352
Revenue earned under transition service agreement with PDG	—	3,333	—	17,696

Net revenue	$67,986	$71,548	$207,749	$225,998

Net revenue from the Company’s service agreement with Metro Dentalcare, P.L.C, the affiliated practice at Metro Dentalcare, represented approximately 22% of consolidated net revenue for the three and nine months ended September 30, 2009 and represented approximately 20% of consolidated net revenue for the three and nine months ended September 30, 2008. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at Forward Dental, represented approximately 14% of consolidated net revenue for the three and nine months ended September 30, 2009 and represented approximately 12% for the three and nine months ended September 30, 2008. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in the three and nine months ended September 30, 2009 and 2008.

(8)	Equity

In August 2009, the Company issued 2,599,000 shares of common stock to the public, which included 339,000 shares issued pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the offering, at a price of $12.00 per share less an underwriting discount of $0.66 per share and offering expenses for net proceeds of $29,227,000. Net proceeds from the Company’s common stock issuance were used to reduce indebtedness.

(9)	Debt

In August 2009, the Company entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The credit facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or the greater of LIBOR or 2% plus a margin, at the Company’s option. The margin is based upon the Company’s debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.0% for LIBOR borrowings. In addition, the Company pays a commitment fee on the unused balance of the revolving line of credit ranging from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The credit facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended December 31, 2009 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012 and $53,000,000 due at maturity.

The Company is required to comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the credit agreement. Pursuant to provisions of the senior credit facility, the Company is permitted to borrow up to $25,000,000 annually for acquisitions including earn-outs and contingent payments on previously completed acquisitions. The Company was in compliance with its covenants as of September 30, 2009.

The outstanding balance of the credit facility as of September 30, 2009 was $80,000,000 under the term loan and no outstanding balance on the revolving line of credit. The Company had stand-by letters of credit amounting to $1,669,200 at September 30, 2009 and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $44,500,000 was available for borrowing under the revolving line of credit.

In connection with the equity offering (See Note 8 “Equity” for further discussion) and borrowings under the senior secured credit facility, the Company retired its previous Amended and Restated Credit Agreement, dated February 22, 2005, and Term Loan Agreement, dated September 25, 2007 in August 2009.

(10)	Accrued Litigation Expense

In December 2007, the Company entered into a settlement agreement with respect to litigation among PDHC Ltd. (“PDHC”), one of its Minnesota subsidiaries, and PDG. Under the terms of the definitive agreements contemplated by the settlement agreement and in release of the PDG litigation, the Company transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and associated tradenames to PDG, effective February 29, 2008. Pursuant to authoritative guidance for impairment or disposal of long-lived assets the Company realized a net gain of $30,763,000 which represented the fair value of the assets transferred in excess of the book value of the assets transferred. In addition, the Company recorded an interim management services fee during the first nine months of 2008 totaling $10,000,000, offset by the costs to provide these services.

(11)	Earnings Per Share

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Earnings Per Share:
Net earnings available to common stockholders	$1,432	$3,310	$5,864	$28,808

Weighted average common shares outstanding	14,186	12,900	13,361	12,867

Net earnings per share	$0.10	$0.26	$0.44	$2.24

Diluted Earnings Per Share:
Net earnings available to common stockholders	$1,432	$3,310	$5,864	$28,808

Weighted average common shares outstanding	14,186	12,900	13,361	12,867
Add: Dilutive effect of options (1)	335	330	305	300

Weighted average common shares as adjusted	14,521	13,230	13,666	13,167

Net earnings per share	$0.10	$0.25	$0.43	$2.19

(1)	237,361 and 782,430 options were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2009 and 2008, respectively, due to their antidilutive effect. 625,918 and 797,531 options were excluded for the nine months ended September 30, 2009 and 2008, respectively, due to their antidilutive effect.

(12)	Internal Use Software

Since 2002, the Company has been developing Improvis, a proprietary practice management software system. As of September 30, 2009, 22 affiliated groups comprising 201 dental facilities were using Improvis. The Company has recorded aggregate capitalized software costs amounting to $2,555,605, which includes approximately $286,921 in capitalized interest, in connection with this project as of September 30, 2009. Of total capitalized costs, $898,250 relates to the first development phase, $214,588 relates to the second development phase and $1,442,767 relates to other phases in development. The Company began to amortize costs associated with the first development phase in October 2005, and the second development phase in April 2009 and has recognized approximately $370,029 of amortization expense as of September 30, 2009. Accumulated amortization expense associated with the first phase is $359,300 and accumulated amortization expense associated with the second phase is $10,729. The capitalized development costs for both phases are being amortized over 10 years.

(13)	Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurement and disclosures, which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. It applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to the authoritative guidance for fair value measurement and disclosures, the FASB issued additional guidance to exclude accounting for leases and its related interpretive accounting pronouncements that address leasing transactions. The Company adopted the additional guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was adopted January 1, 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended September 30, 2009. The Company’s financial assets and liabilities are primarily composed of cash equivalents and an interest rate swap.

The current authoritative guidance for fair value measurement and disclosure establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008:

September 30, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,793)	$—	$(1,793)

Cash equivalents	4,537	—	—	4,537

Total	$4,537	$(1,793)	$—	$2,744

December 31, 2008
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(2,059)	$—	$(2,059)

Cash equivalents	4,105	—	—	4,105

Total	$4,105	$(2,059)	$—	$2,046

The Company’s debt is carried at cost and is more fully described in Note (9). As of September 30, 2009, the estimated fair value of the Company’s revolving line of credit was $0, as the Company had no outstanding balance, and the fair value of the term loan was $83,845,000.

(14)	Income Taxes

As of December 31, 2008, the Company had $386,000 of gross unrecognized income tax benefits, of which $386,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit increased to $486,000, an increase of $100,000 during the nine months ended September 30, 2009. The increase in gross unrecognized income tax benefit is primarily due to receipt of a final notice from the Internal Revenue Service based on the completion of the audited tax returns for 2006 and 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of the provision for income taxes. As of September 30, 2009, the Company had approximately $127,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax year 2008 remains open to examination by federal authorities and the tax years 2006, 2007 and 2008 remain open to examination by state authorities.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(15)	Interest Rate Swap

On May 9, 2007, the Company entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of borrowings under its credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate 3-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of September 30, 2009 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ending September 30, 2009 and December 31, 2008 is set forth below (in thousands):

	September 30, 2009	December 31, 2008	Balance Sheet Location

Interest Rate Swap (1)	$1,793	$2,059	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended September 30, 2009 and December 31, 2008 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI
	2009	2008

Interest Rate Swap (1)	$266	$(1,288)

(1)	Derivative designated as cash flow hedging instrument

(16)	Recent Accounting Pronouncements

In January 2009, the FASB issued an amendment to the accounting and disclosure requirements for business combinations. The purpose of the statement is to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of the amendment are only applicable for the Company’s transactions that qualify as business combinations and not the Company’s affiliation transactions.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In January 2009, the FASB issued an amendment to accounting and disclosure requirements for consolidated financial statements with a focus on non-controlling interest in consolidated financials statements. The amendment was issued to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the amendment eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. In evaluating the impact of the authoritative guidance on noncontrolling interests, the Company determined the relationship with its noncontrolling interest holders requires the application of ASC 480-10-S99-3 (Prior authoritative guidance: EITF D-98 ”Classification and Measurement of Redeemable Securities”) issued in regards to Rule 5-02.28 of Securities and Exchange Commission (“SEC”) Regulation S-X. EITF D-98 requires preferred securities, including noncontrolling interests, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company has classified noncontrolling interests as mezzanine equity and not as part of equity.

In January 2009, the FASB issued an amendment to accounting and disclosure requirements for derivative instruments with a focus on disclosures about derivative instruments and hedging activities. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about the Company’s derivative and hedging activities did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued additional guidance on accounting and disclosures for fair value with a focus on identifying and disclosing assets and liabilities when the volume and level of trading activity have significantly decreased. The FASB also issued authoritative guidance relating to the accounting for impaired debt securities. These standards are effective for interim and annual periods ending after June 15, 2009. The Company adopted the interim disclosure requirement of fair value and determined that the remaining additional accounting guidance has no current application (see Note 13 “Fair Value” for further discussion).

In May 2009, the FASB issued new accounting and disclosure guidance on disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent events). The relevant statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” The statement also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amendment is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it will have on its consolidated results.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amendment is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is evaluating the impact this amendment will have on its consolidated results.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an affect on the Company’s financial position, results of operations or liquidity.

(17)	Subsequent events

The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events that occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 9, 2009, there were no subsequent events that required recognition or disclosure.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part II - Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Overview

American Dental Partners, Inc. is a leading provider of dental facilities, support staff and business services to multi-disciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At September 30, 2009, we were affiliated with 26 dental group practices, comprising 542 full-time equivalent dentists practicing in 241 dental facilities in 18 states.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 85% of the patients of the affiliated practices have dental insurance, and demand for dental care is heavily influenced by dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum per individual of $1,000 to $1,500. As a result, patients, including those with dental insurance, may be financially responsible for a considerable portion of their dental expenditures. Current economic conditions have caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us is lower net revenue and lower profit margins. We believe economic conditions will continue to affect us adversely, although we are unable to predict the likely duration of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Affiliation and Acquisition Summary

When affiliating with a dental practice, we customarily acquire selected assets of the dental practices with which we affiliate and enter into a long-term service agreement with those practices. Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated practices are responsible for the provision of dental care. Each of our service agreements is for an initial term of 40 years.

During the third quarter 2009, we did not enter into any platform affiliations or in-market acquisitions.

We are constantly evaluating potential affiliation and acquisition transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities. Our senior credit facility, however, restricts amounts that we can borrow to fund affiliations and acquisitions. The number of affiliations and acquisitions in 2009 has been less than historical levels due to our previous debt maturity. With the August 2009 refinancing of our indebtedness, the number of affiliations and acquisitions in future periods could increase.

Litigation Settlement Agreements

On February 29, 2008, under the terms of a settlement agreement effective December 31, 2007 among American Dental Partners, Inc.; PDHC, one of our Minnesota subsidiaries, PDG; Dental Specialists of Minnesota, P.A.; and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated tradenames to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition service agreement with PDG to provide interim management services through September 30, 2008.

Under the transition service agreement, we provided management services to PDG for a period of nine months through September 30, 2008 for $19,000,000, with $10,000,000 recognized as net revenue in 2008 and $9,000,000 recognized as an offset to loss contingency in 2007. We completed the transition service and received the related $19,000,000 payment.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue that includes patient revenue of Arizona’s Tooth Doctor for Kids (“Tooth Doctor”), fees earned by our dental benefits third-party administrator (“TPA”), fees earned by our dental laboratories and revenue earned in 2008 under the transition service agreement with PDG.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table provides the components of our net revenue for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reimbursement of expenses	$46,249	$47,064	$141,480	$143,585
Business service fees	14,403	13,915	45,141	43,365

Revenue earned under service agreements	60,652	60,979	186,621	186,950
Other revenue	7,334	7,236	21,128	21,352
Revenue earned under transition service agreement with PDG	—	3,333	—	17,696

Net revenue	$67,986	$71,548	$207,749	$225,998

Revenue earned under service agreements includes reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services and capital committed by us. We account for net revenue from the reimbursement of expenses on an accrual basis and recognize these expenses when they are incurred and billed to the affiliated practices. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities that include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies expense, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Tooth Doctor is a dental group practice which provides dental care primarily to children. Approximately 90% of the group’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System (“AHCCCS”), the state’s Medicaid program.

For additional information on components of our net revenue, see Note 7 of “Notes to Interim Consolidated Financial Statements.”

Patient Revenue of our Affiliated Practices

We believe it is important to understand patient revenue of our affiliated practices, which other than Tooth Doctor, we do not control, nor own any equity interests in, and are affiliated with us by means of service agreements. We do not consolidate the financial statements of these affiliated practices with ours, and accordingly their patient revenue is not a measure of our financial performance under generally accepted accounting principles because it is not our revenue. Patient revenue of the affiliated practices is, however, a financial measure we use, along with the patient revenue of Tooth Doctor, to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service arrangements, PPO plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts.

While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices, including Tooth Doctor, for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Fee-for-service	16%	19%
PPO and dental referral plans	76%	70%
Capitated managed care plans	8%	11%

For the affiliated practices that we do not own and, after collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by these affiliated practices for compensation of dentists and, in certain states, hygienists and/or dental assistants who are employed by these affiliated practices.

The following table sets forth for the three and nine months ended September 30, 2009 and 2008, the patient revenue of all the affiliated practices, patient revenue earned by Tooth Doctor, the amounts due to us under service agreements and amounts retained by the affiliated practices we do not own for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$102,865	$103,560	-0.7%	$315,050	$315,904	-0.3%
Platform dental group practices that affiliated with us during periods of comparison	359	—	100.0%	1,978	981	101.6%

Total patient revenue	103,224	103,560	-0.3%	317,028	316,885	0.0%
Patient revenue of Arizona’s Tooth Doctor for Kids	6,765	6,427	5.3%	19,163	18,592	3.1%

Patient revenue of platform dental group practices affiliated with us by means of service agreements	96,459	97,133	-0.7%	297,865	298,293	-0.1%
Amounts due to us under service agreements	60,652	60,979	-0.5%	186,621	186,805	-0.1%

Amounts retained by platform dental group practices affiliated with us by means of service agreements	$35,807	$36,154	-1.0%	$111,244	$111,488	-0.2%

Same market patient revenue growth was -0.7% for the three months ended September 30, 2009. Same market patient revenue growth for the three months ended September 30, 2009 excludes platform affiliations that occurred on or after July 1, 2008. Same market patient revenue comprised a 1.2% decrease in provider hours and a 1.4% improvement in provider productivity, offset by 0.8% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth was -0.3% for the nine months ended September 30, 2009. Same market patient revenue growth for the nine months ended September 30, 2009 excludes platform affiliations that occurred on or after January 1, 2008. Same market patient revenue growth for the nine months ended September 30, 2009 comprised a 0.1% decrease in provider hours and a 1.8% improvement in provider productivity, offset by 2.1% deterioration in reimbursement rates received from dental benefit insurers.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amounts retained by affiliated practices we do not own decreased 1% to $35,807,000 for the three months ended September 30, 2009 from $36,154,000 for the three months ended September 30, 2008. As a percentage of their patient revenue, amounts retained by affiliated practices decreased to 37.1% for the three months ended September 30, 2009, compared to 37.2% for the three months ended September 30, 2008. Amounts retained by affiliated practices we do not own decreased 0.2% to $111,244,000 for the nine months ended September 30, 2009 from $111,488,000 for the nine months ended September 30, 2008. As a percentage of their patient revenue, amounts retained by affiliated practices were unchanged at 37.4% for the nine months ended September 30, 2009 and 2008.

Results of Operations

The following table sets forth our net revenue and results of operations for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue

Net revenue	$67,986	100.0%	$71,548	100.0%	-5.0%
Operating Expenses:
Salaries and benefits	28,745	42.3%	30,491	42.6%	-5.7%
Lab fees and dental supplies	9,527	14.0%	9,967	13.9%	-4.4%
Office occupancy	8,647	12.7%	8,291	11.6%	4.3%
Other operating expenses	6,871	10.1%	6,726	9.4%	2.2%
General corporate expenses	3,546	5.2%	3,055	4.3%	16.1%
Depreciation expense	2,688	4.0%	2,658	3.7%	1.1%
Amortization of intangible assets	2,289	3.4%	2,409	3.4%	-5.0%
Litigation (income) expense	—	0.0%	(7)	0.0%	-100.0%

Total operating expenses	62,313	91.7%	63,590	88.9%	-2.0%

Earnings from operations	5,673	8.3%	7,958	11.1%	-28.7%
Interest expense	2,927	4.3%	2,390	3.3%	22.5%

Earnings before income taxes	2,746	4.0%	5,568	7.8%	-50.7%
Income taxes	1,091	1.6%	2,118	3.0%	-48.5%

Consolidated net earnings	1,655	2.4%	3,450	4.8%	-52.0%
Noncontrolling interest	223	0.3%	140	0.2%	59.3%

Net earnings	$1,432	2.1%	$3,310	4.6%	-56.7%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue

Net revenue	$207,749	100.0%	$225,998	100.0%	-8.1%
Operating Expenses:
Salaries and benefits	87,494	42.1%	97,347	43.1%	-10.1%
Lab fees and dental supplies	30,141	14.5%	33,091	14.6%	-8.9%
Office occupancy	25,688	12.4%	25,784	11.4%	-0.4%
Other operating expenses	19,872	9.6%	20,206	8.9%	-1.7%
General corporate expenses	10,238	4.9%	10,150	4.5%	0.9%
Depreciation expense	8,103	3.9%	8,116	3.6%	-0.2%
Amortization of intangible assets	7,138	3.4%	7,205	3.2%	-0.9%
Litigation (income) expense	—	0.0%	(30,821)	-13.6%	-100.0%

Total operating expenses	188,674	90.8%	171,078	75.7%	10.3%

Earnings from operations	19,075	9.2%	54,920	24.3%	-65.3%
Interest expense	8,484	4.1%	7,264	3.2%	16.8%

Earnings before income taxes	10,591	5.1%	47,656	21.1%	-77.8%
Income taxes	4,203	2.0%	18,417	8.1%	-77.2%

Consolidated net earnings	6,388	3.1%	29,239	12.9%	-78.2%
Noncontrolling interest	524	0.3%	431	0.2%	21.6%

Net earnings	$5,864	2.8%	$28,808	12.7%	-79.6%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of the settlement agreement referenced above in the Litigation Settlement Agreements, we transferred the operating assets of 25 of 31 Park Dental facilities and associated tradenames to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition service agreement with PDG to provide interim management services through September 30, 2008.

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation to exclude temporary and non-recurring items related to the litigation settlement with PDG as we believe that such pro forma presentation is important to understanding trends of our underlying operations. The pro forma information includes non-GAAP financial measures.

The following table reconciles our actual results of operations to our pro forma results of operations for the three months ended September 30, 2008 (dollars in thousands):

	Three Months Ended September 30, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$71,548	$—	$3,333	$68,215
Operating Expenses:
Salaries and benefits	30,491	—	246	30,245
Lab fees and dental supplies	9,967	—	—	9,967
Office occupancy expenses	8,291	—	60	8,231
Other operating expenses	6,726	—	108	6,618
General corporate expenses	3,055	—	—	3,055
Depreciation	2,658	—	14	2,644
Amortization	2,409	—	—	2,409
Litigation settlement (income)	(7)	(7)	—	—

Total operating expenses	63,590	(7)	428	63,169

Earnings from operations	7,958	7	2,905	5,046
Interest expense, net	2,390	—	—	2,390

Earnings before income taxes	5,568	7	2,905	2,656
Income taxes	2,118			982

Consolidated net earnings	3,450			1,674
Noncontrolling interest	140			140

Net earnings	$3,310			$1,534

Pro forma adjustments for settlement assets include miscellaneous income and expenses, including professional fees, associated with the PDG litigation.

Pro forma adjustments for management services include revenue earned under the transition service agreement with PDG and estimated expenses to provide those services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table reconciles our actual results of operations to our pro forma results of operations for the nine months ended September 30, 2008 (dollars in thousands):

	Nine Months Ended September 30, 2008 Pro Forma Adjustments
	As Reported 2008	Settlement Assets	Management Services	Pro Forma 2008
Net revenue	$225,998	$7,697	$10,000	$208,301
Operating expenses:
Salaries and benefits	97,347	4,717	1,453	91,177
Lab fees and dental supplies	33,091	1,436	—	31,655
Office occupancy expenses	25,784	1,092	180	24,512
Other operating expenses	20,206	135	323	19,748
General corporate expenses	10,150	—	—	10,150
Depreciation	8,116	317	42	7,757
Amortization	7,205	—	—	7,205
Litigation settlement (income)	(30,821)	(30,821)	—	—

Total operating expenses	171,078	(23,124)	1,998	192,204

Earnings from operations	54,920	30,821	8,002	16,097
Interest expense, net	7,264	—	—	7,264

Earnings before income taxes	47,656	30,821	8,002	8,833
Income taxes	18,417			3,277

Consolidated net earnings	29,239			5,556
Noncontrolling interest	431			431

Net earnings	$28,808			$5,125

Pro forma adjustments for settlement assets include the following items: (i) revenue that was owed to us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who practiced temporarily in the six dental facilities retained by us, (ii) a non-cash gain of $30,763,000, pursuant to authoritative guidance for impairment or disposal of long-lived, assets which represents the fair market value of the assets transferred to PDG of $39,968,000 in settlement of the litigation less the book value of the net assets transferred of $9,205,000, (iii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iv) professional fees and other expenses associated with the litigation of $951,000.

Pro forma adjustments for management services include revenue earned under the transition service agreement with PDG and estimated expenses to provide those services.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth the percentage change between the actual results of operations for the three and nine months ended September 30, 2009 and the pro forma non-GAAP financial measures for the three and nine months ended September 30, 2009 (dollars in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		% Change
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue

Net revenue	$67,986	100.0%	$68,215	100.0%	-0.3%
Operating expenses:
Salaries and benefits	28,745	42.3%	30,245	44.3%	-5.0%
Lab fees and dental supplies	9,527	14.0%	9,967	14.6%	-4.4%
Office occupancy expenses	8,647	12.7%	8,231	12.1%	5.1%
Other operating expenses	6,871	10.1%	6,618	9.7%	3.8%
General corporate expenses	3,546	5.2%	3,055	4.5%	16.1%
Depreciation	2,688	4.0%	2,644	3.9%	1.7%
Amortization	2,289	3.4%	2,409	3.5%	-5.0%

Total operating expenses	62,313	91.7%	63,169	92.6%	-1.4%

Earnings from operations	5,673	8.3%	5,046	7.4%	12.4%
Interest expense, net	2,927	4.3%	2,390	3.5%	22.5%

Earnings before income taxes	2,746	4.0%	2,656	3.9%	3.4%
Income taxes	1,091	1.6%	982	1.4%	11.1%

Consolidated net earnings	1,655	2.4%	1,674	2.5%	-1.1%
Noncontrolling interest	223	0.3%	140	0.2%	59.3%

Net earnings	$1,432	2.1%	$1,534	2.2%	-6.6%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		% Change
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue
Net revenue	$207,749	100.0%	$208,301	100.0%	-0.3%
Operating expenses:
Salaries and benefits	87,494	42.1%	91,177	43.8%	-4.0%
Lab fees and dental supplies	30,141	14.5%	31,655	15.2%	-4.8%
Office occupancy expenses	25,688	12.4%	24,512	11.8%	4.8%
Other operating expenses	19,872	9.6%	19,748	9.5%	0.6%
General corporate expenses	10,238	4.9%	10,150	4.9%	0.9%
Depreciation	8,103	3.9%	7,757	3.7%	4.5%
Amortization	7,138	3.4%	7,205	3.5%	-0.9%

Total operating expenses	188,674	90.8%	192,204	92.3%	-1.8%

Earnings from operations	19,075	9.2%	16,097	7.7%	18.5%
Interest expense, net	8,484	4.1%	7,264	3.5%	16.8%

Earnings before income taxes	10,591	5.1%	8,833	4.2%	19.9%
Income taxes	4,203	2.0%	3,277	1.6%	28.3%

Consolidated net earnings	6,388	3.1%	5,556	2.7%	15.0%
Noncontrolling interest	524	0.3%	431	0.2%	21.6%

Net earnings	$5,864	2.8%	$5,125	2.5%	14.4%

The financial table above excludes the results of operations, and associated business service fees, of the 25 dental facilities transferred to PDG from 2008 results and temporary and non-recurring items related to the litigation settlement. Our management believes that this pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue decreased 5.0% to $67,986,000 for the three months ended September 30, 2009 from $71,548,000 for the three months ended September 30, 2008 and decreased 0.3% from pro forma net revenue of $68,215,000 for the three months ended September 30, 2008. Net revenue decreased 8.1% to $207,749,000 for the nine months ended September 30, 2009 from $225,998,000 for the nine months ended September 30, 2008 and decreased 0.3% from pro forma net revenue of $208,301,000 for the nine months ended September 30, 2008.

Net revenue from our service agreement with Metro Dentalcare, P.L.C represented 22% of our consolidated net revenue for the three and nine months ended September 30, 2009 and 21% of pro forma consolidated net revenue for the three and nine months ended September 30, 2008. Net revenue from our service agreement with Wisconsin Dental Group, S.C. represented 14% of our consolidated net revenue for the three and nine months ended September 30, 2009 and 13% of pro forma consolidated net revenue for the three and nine months ended September 30, 2008. The termination of either of the Metro Dentalcare, P.L.C or Wisconsin Dental Group, S.C. service agreements could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of consolidated net revenue during the three and nine month periods ended September 30, 2009 and 2008.

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

Salaries and benefits expense as a percentage of net revenue decreased to 42.3% for the three months ended September 30, 2009 from 42.6% for the three months ended September 30, 2008 and decreased from 44.3% of pro forma net revenue for the three months ended September 30, 2008. Salaries and benefits expense as a percentage of net revenue decreased to 42.1% for the nine months ended September 30, 2009 from 43.1% for the nine months ended September 30, 2008 and decreased from 43.8% of pro forma net revenue for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009, the decrease as a percentage of pro forma net revenue was primarily due to actions we have taken with staffing and compensation management initiatives in response to current economic conditions.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliate to affiliate and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 14.0% of net revenue for the three months ended September 30, 2009 from 13.9% for the three months ended September 30, 2008 and decreased from 14.6% of pro forma net revenue for the three months ended September 30, 2008. For the three months ended September 30, 2009, the decrease as a percentage of pro forma net revenue is largely attributable to a reduction of lab fees, which we believe is the result of a shift in patient procedure mix away from procedures requiring lab services as a result of current economic conditions and to a lesser extent dental supply costs that were positively affected by a distributor rebate received during the quarter. Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.5% of net revenue for the nine months ended September 30, 2009 from 14.6% for the nine months ended September 30, 2008 and decreased from 15.2% of pro forma net revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the decrease was primarily due to a focus on dental supplies initiatives such as a greater adherence to established formularies, favorable pricing arrangements with a major vendor and also a reduction in lab fees expense. We believe the reduction in lab fees expense was the result of a shift in patient procedure mix away from procedures requiring lab services as a result of current economic conditions.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with our dental facilities, dental laboratories and local and regional shared service centers. Such costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.7% for the three months ended September 30, 2009 from 11.6% for the three months ended September 30, 2008 and increased from 12.1% of pro forma net revenue for the three months ended September 30, 2008. For the three months ended September 30, 2009, the increase as a percentage of pro forma net revenue is largely due to an unfavorable comparison with the same period last year in which we realized a rent credit at one of the affiliates following a lease renegotiation, our 2008 affiliation activity in which several new facilities were acquired, the expansion of the pediatric Medicaid business in Texas and to a lesser degree increased rent and related charges at certain locations. Office occupancy expense as a percentage of net revenue increased to 12.4% for the nine months ended September 30, 2009 from 11.4% for the nine months ended September 30, 2008 and 11.8% of pro forma net revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the increase as a percentage of pro forma net revenue was largely due to our 2008 affiliation activity in which several new facilities were acquired, the expansion of our pediatric Medicaid business in Texas and to a lesser degree increased rent and related charges at certain locations.

During the three months ended September 30, 2009, we completed one de novo facility. During the nine months ended September 30, 2009, we completed three de novo facilities and relocated one dental facility.

We expect total office occupancy expense to increase as we continue to invest in the relocation and expansion of dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses as a percentage of net revenue increased to 10.1% for the three months ended September 30, 2009 from 9.4% for the three months ended September 30, 2008 and increased from 9.7% of pro forma net revenue for the three months ended September 30, 2008. For the three months ended September 30, 2009, the increase as a percentage of pro forma net revenue was primarily due to the pediatric Medicaid business in Texas, additional Minnesota Care Tax and higher computer supply costs. Other operating expenses as a percentage of net revenue increased to 9.6% for the nine months ended September 30, 2009 from 8.9% for the nine months ended September 30, 2008 and increased from 9.5% of pro forma net revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the increase as a percentage of pro forma net revenue was primarily due to the pediatric Medicaid business in Texas.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expenses as a percentage of net revenue increased to 5.2% for the three months ended September 30, 2009 from 4.3% for the three months ended September 30, 2008 and increased from 4.5% of pro forma net revenue for the three months ended September 30, 2008. For the three months ended September 30, 2009, the increase as a percentage of pro forma net revenue was due to increased accruals for incentive compensation expense offset by lower professional fees and travel related expenses. General corporate expenses as a percentage of net revenue increased to 4.9% for the nine months ended September 30, 2009 from 4.5% for the nine months ended September 30, 2008 and remained the same at 4.9% of pro forma net revenue for the nine months ended September 30, 2008.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We recognized $403,000 of stock-based compensation expense for the three months ended September 30, 2009 compared to $506,000 for the three months ended September 30, 2008. We recognized $1,167,000 of stock-based compensation expense for the nine months ended September 30, 2009 compared to $1,529,000 for the nine months ended September 30, 2008. We estimate stock-based compensation expense for the full year 2009 will be approximately $1,587,000.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.0% for the three months ended September 30, 2009 from 3.7% for the three months ended September 30, 2008 and increased from 3.9% of pro forma net revenue for the three months ended September 30, 2008. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue, increased to 3.9% for the nine months ended September 30, 2009 from 3.6% for the nine months ended September 30, 2008 and increased from 3.7% of pro forma net revenue for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009, the increase as a percentage of pro forma net revenue was the result of facility investments since last year, including the expansion of the pediatric Medicaid business in Texas and, to a lesser degree, accelerated amortization of leasehold improvements associated with the anticipated closing of a dental facility.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2009 and 2010 but at lower levels than we have in past years. Accordingly, depending on the amount and timing of such future capital expenditures, depreciation may increase during the remainder of 2009 and 2010 at a rate greater than our net revenue.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue was 3.4% for the three months ended September 30, 2009 and decreased from 3.5% of pro forma net revenue for the three months ended September 30, 2008. Amortization expense as a percentage of net revenue increased to 3.4% for the nine months ended September 30, 2009 from 3.2% for the nine months ended September 30, 2008 and decreased from 3.5% of pro forma net revenue for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009 the decrease as a percentage of pro forma net revenue was primarily related to no additional amortization expense after July 1, 2009, associated with the Metro Dentalcare tradename as we reclassified it from a definite life to an indefinite life intangible asset.

Amortization of intangible assets may increase in the future as a result of additional intangible assets recorded in connection with future affiliations and, if applicable, earned contingent payments on already completed affiliations.

Earnings from Operations

Earnings from operations decreased to $5,673,000 for the three months ended September 30, 2009 from $7,958,000 for the three months ended September 30, 2008 but increased 12.4% from pro forma earnings from operations of $5,046,000 for the three months ended September 30, 2008. As a percentage of net revenue, earnings from operations increased to 8.3% for the three months ended September 30, 2009 from 7.4% of pro forma net revenue for the three months ended September 30, 2008. For the three months ended September 30, 2009 the increase in pro forma earnings from operations was primarily due to decreased salary expense, decreased lab fees expense and decreased dental supplies expense offset by increased general corporate expense. Earnings from operations decreased to $19,075,000 for the nine months ended September 30, 2009 from $54,920,000 for the nine months ended September 30, 2008 but increased 18.5% from pro forma earnings from operations of $16,097,000 for the nine months ended September 30, 2008. As a percentage of net revenue, earnings from operations increased to 9.2% for the nine months ended September 30, 2009 from 7.7% of pro forma net revenue for the nine months ended September 30, 2008.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the nine month ended September 30, 2009 the increase in pro forma earnings from operations was primarily due to decreased salary expense, decreased lab fees and decreased dental supplies expense.

Interest Expense

Net interest expense increased to $2,927,000 for the three months ended September 30, 2009 from $2,390,000 for the three months ended September 30, 2008. Net interest expense increased to $8,484,000 for the nine months ended September 30, 2009 from $7,264,000 for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009, the increase was the result of $989,000 of expense associated with the retirement of the Company’s prior credit facilities, offset by reduced borrowing levels.

Income Taxes

Our effective tax rate increased to 39.7% for the three and nine months ended September 30, 2009 as compared to 39.0% for the three and nine months ended September 30, 2008. The increase is due to increases in state tax rates in Michigan and Texas. We expect our effective rate to range between 39.5% and 40.0% for the year. During the 3rd quarter of 2009, the Internal Revenue Service concluded its examination of the Company’s federal tax returns for the years ending December 31, 2006 and 2007. The Company has received notice of assessment from the Internal Revenue Service for additional tax, which the Company had reserved for as a contingency in prior quarters and expects to settle with the Internal Revenue Service in the next quarter.

Consolidated Net Earnings

As a result of the foregoing, consolidated net earnings decreased to $1,655,000 for the three months ended September 30, 2009 from $3,450,000 for the three months ended September 30, 2008 and decreased from pro forma consolidated net earnings of $1,674,000 for the three months ended September 30, 2008. As a percentage of net revenue, consolidated net earnings decreased to 2.4% for the three months ended September 30, 2009 from 2.5% of pro forma net revenue for the three months ended September 30, 2008. The decrease was primarily due to increased interest expense associated with expenses related to the retirement of our prior credit facility. Consolidated net earnings decreased to $6,388,000 for the nine months ended September 30, 2009 from $29,239,000 for the nine months ended September 30, 2008 and increased from pro forma consolidated net earnings of $5,556,000 for the nine months ended September 30, 2008. As a percentage of net revenue, consolidated net earnings increased to 3.1% for the nine months ended September 30, 2009 from 2.7% of pro forma net revenue for the nine months ended September 30, 2008. The increase was primarily due to increased earnings from operations, partially offset by increased interest expense.

Noncontrolling Interest

For the three months ended September 30, 2009 and September 30, 2008, we recorded noncontrolling interest expense of $223,000 and $140,000, respectively, representing the gains attributable to noncontrolling interest holders. For the nine months ended September 30, 2009 and September 30, 2008, we recorded noncontrolling interest expense of $524,000 and $431,000, respectively, representing the gains attributable to noncontrolling interest holders. The increase for the three months and nine months ended September 30, 2009 was due to an increase in net earnings of Tooth Doctor.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from operating cash flows and borrowings under our senior credit facility and most recently from the issuance of equity securities. We have, in the past, also used the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

We believe that cash generated from operations and amounts available under our senior secured credit agreement will be sufficient to fund our operating cash needs and commitments for the next 12 months.

Operating Activities

For the nine months ended September 30, 2009 and 2008, cash provided by operating activities amounted to $32,639,000 and $28,507,000, respectively. Cash generated by operating activities in 2008 benefited from the interim management service agreement with PDG. Excluding the contribution related to PDG in 2008, we estimate cash provided by operating activities would have been approximately $21,000,000. For the nine months ended September 30, 2009, cash provided by operations primarily resulted from consolidated net earnings after adjusting for non-cash items and decreases in accounts receivable, increases in accrued compensation and benefits, partially offset by decreases in accounts payable and accrued expenses. As compared to the same period in 2008, cash flow from operations increased primarily as a result of cash generated by accounts receivable and accrued compensation and benefits offset by cash used for accounts payable and accrued expenses. The increase from accounts receivable, net is primarily due to a reduction in amounts due from affiliated practices, which is largely affected by patient receivables at the affiliated practices. Days revenue outstanding decreased from 35 days as of September 30, 2008 to 27 days as of September 30, 2009. In addition, at September 30, 2008 PDG owed us $4,912,000 under the interim management services agreement. The increase from accrued compensation and benefits is largely the result of minimal payments in 2009 for incentive compensation earned in 2008 and accruals in 2009 for incentive compensation earned in 2009 that will not be disbursed until 2010. The decrease from accounts payable and accrued expenses was related to timing differences between the periods of comparison.

Investing Activities

For the nine months ended September 30, 2009 and 2008, cash used for investing activities amounted to $4,949,000 and $22,638,000, respectively. As a result of economic conditions and our previous debt maturity, we reduced our capital expenditures and affiliation and acquisition activity to maintain our liquidity and reduce our level of indebtedness. Capital expenditures were $4,878,000 less in 2009 as compared to 2008, as we completed three de novo dental facilities and relocated one dental facility in 2009 as compared to the relocation/expansion of seven dental facilities and two de novo dental facilities in 2008. Amounts paid for affiliations and acquisitions, including contingent amounts and affiliation costs, were $12,811,000 less in 2009 as compared to 2008, as we completed two in-market practice acquisitions in 2009, representing approximately $590,000 in annual patient revenue, as compared to two in-market practice acquisitions in 2008, representing approximately $2,618,000 in annual patient revenue. In addition, we made a contingent payment of $9,685,000 during the nine months ended September 30, 2008 related to our acquisition of Metropolitan Dental Holdings, Inc.

Financing Activities

For the nine months ended September 30, 2009 and 2008, cash used in financing activities amounted to $27,236,000 compared to $5,763,000, respectively. For the nine months ended September 30, 2009 we used cash generated from operations after investing activities of $27,690,000 along with $29,227,000 raised from issuance of common stock in August 2009 to reduce our borrowings. In August 2009, we entered into a new senior secured credit facility and used borrowings under this credit facility to retire our previous revolving line of credit and term loan.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Credit Agreement

In August of 2009, we entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the credit facility bear interest at either prime or the greater of LIBOR or 2% plus a margin, at our option. The margin is based upon our debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.0% for LIBOR borrowings. In addition, we pay a commitment fee on the unused balance of the revolving line of credit ranging from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We are required to comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the credit agreement. Pursuant to provisions of the senior credit facility, we are permitted to borrow up to $25,000,000 annually for acquisitions including earn-outs and contingent payments on previously completed acquisitions. We are in compliance with all covenants as of September 30, 2009.

The facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended December 31, 2009 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012 and $53,000,000 due at maturity.

The outstanding balance of the credit facility as of September 30, 2009 was $80,000,000 under the term loan and no outstanding balance on the revolving line of credit. We had stand-by letters of credit amounting to $1,669,200 at September 30, 2009 and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $44,500,000 was available for borrowing under the revolving line of credit.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to the carrying value of accounts receivable, goodwill and other intangible assets, amounts for potential losses below retention levels on certain insurance coverages, stock-based compensation and income taxes. Management bases its estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and, in certain instances, actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from affiliated practices that have entered into service agreements with us and amounts due from insurance companies and patients of our Tooth Doctor, dental benefits third-party administrator, and dental laboratory businesses. At September 30, 2009, amounts due from affiliated practices represented 84% of our accounts receivable.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The carrying amount of receivables due from affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts in which there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. The affiliated practices’ provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practices’ patient receivables would be required, which could affect the collectability of our receivables due from affiliated practices.

Except for accounts receivable due from PDG which we agreed to forgive pursuant to the litigation settlement, we have not recorded any losses related to our receivables due from affiliated practices and accordingly have not recorded any reserves for uncollectability. We have recorded reserves for uncollectability against accounts receivable of our Tooth Doctor, dental benefits third-party administrator and dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets that are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At September 30, 2009, intangible assets were $244,867,000 and represented 72% of our total assets. Goodwill and indefinite-lived intangible assets at September 30, 2009 represented 31% of our intangible assets and definite-lived intangible assets related to service agreements represented 69% of our intangible assets.

Our affiliations with dental group practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs which we account for as definite-lived intangible assets acquired in affiliations other than a business combination and are recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

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

Insurance

We maintain various insurance coverages that we believe are appropriate for our business, including workers’ compensation, property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as an additional named insured. Certain of our insurance programs are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont.

Several of these insurance programs have retention levels in which we and our captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. We and our captive insurance company maintain reserves for certain of these programs which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of current authoritative guidance for share-based compensation. We use the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under current accounting guidance. The FASB issued an interpretation in relation to current accounting for income taxes. This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on the de-recognition, measurement classification, interest and penalties, accounting in interim periods and disclosures. We review our tax positions quarterly and adjust the balances as new information becomes available.

Our policy for recording interest and penalties associated with audits is to record these items as a component of the provision for income taxes. For the nine months ended September 30, 2009, $19,086 of interest expense was recognized in the statement of earnings. No tax expense related to penalties was recognized for the nine months ended September 30, 2009.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax year 2008 remain open to examination by federal authorities and 2006, 2007, and 2008 remain open to examination by state authorities.

Recent Accounting Pronouncements

In January 2009, the FASB issued an amendment to the accounting and disclosure requirements for business combinations. The purpose of the amendment is to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of the amendment are only applicable for our transactions that qualify as business combinations and not our affiliation transactions.

In January 2009, the FASB issued an amendment to accounting and disclosure requirements for consolidated financial statements with a focus on non-controlling interests in consolidated financials statements. The amendment was issued to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way that is as equity in the consolidated financial statements. Moreover, the amendment eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. In evaluating the impact of the authoritative guidance on noncontrolling interests, we determined the relationships with our noncontrolling interest holders require the application of ASC 480-10-S99-3 (Prior authoritative guidance: EITF D-98 ”Classification and Measurement of Redeemable Securities”) issued in regards to Rule 5-02.28 of Securities and Exchange Commission Regulation S-X. EITF D-98 requires preferred securities, including noncontrolling interests, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, we have classified noncontrolling interest as mezzanine equity and not as part of equity.

In January 2009, the FASB issued an amendment to accounting and disclosure requirements for derivative instruments with a focus on disclosures about derivative instruments and hedging activities. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In April 2009, the FASB issued additional guidance on accounting and disclosures for fair value with a focus on identifying and disclosing assets and liabilities when the volume and level of activity have significantly decreased. The FASB also issued authoritative guidance relating to accounting for impaired debt securities. These standards are effective for interim and annual periods ending after June 15, 2009. We adopted the interim disclosure requirement of fair value and determined that the remaining additional accounting guidance has no current application (see Note 13 “Fair Value” for further discussion).

In May 2009, the FASB issued new accounting and disclosure guidance with respect to disclosures on events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent events). This relevant statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” The statement also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amendment is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact it will have on our consolidated results.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amendment is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are evaluating the impact it will have on our consolidated results.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our revolving credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.75% to 5.50% for prime borrowings and 5.25% and 6.0% for LIBOR borrowings based upon our debt coverage ratio. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our long-term debt borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at September 30, 2009 under our variable rate senior credit facility, for each one percentage point change in interest rates would be approximately $600,000.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures timely alert them to material information relating to our company required to be included in this report and were effective as of September 30, 2009.

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Derivative Litigation

On or about June 2, 2008, a derivative action was filed in the Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Musselman v. Serrao et al.,” C.A. No. 08-2444-BLS. The complaint names us as a nominal defendant and certain of our directors and executive officers (collectively, the Musselman Individual Defendants) as defendants. The action was filed without first making a demand on our Board of Directors to address the allegations. The complaint was amended on July 31, 2008. The amended complaint involves factual allegations relating to the PDG litigation and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the Musselman Individual Defendants and claims for unjust enrichment and insider selling against some of the Individual Defendants. The relief the complaint seeks on behalf of the company includes an unspecified amount of money damages, disgorgement from some of the Individual Defendants, corporate governance changes and any equitable, injunctive or other relief the court deems proper. The plaintiffs Teresa and Stephen Musselman also seek costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the company. We are unable to provide a range of potential damages with respect to this action.

On or about July 1, 2008, a derivative action was filed in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Dyer v. Serrao et al.,” C.A. No. 08-2417. Plaintiff Dyer filed the action without first making a demand on our board of directors to address the allegations.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

The complaint names the company as a nominal defendant and certain of our present directors and executive officers (collectively, the Dyer Individual Defendants) as defendants. The complaint involves factual allegations relating to the PDG litigation and asserts a claim for breach of fiduciary duty of good faith against all of the Dyer Individual Defendants. The relief the complaint seeks on behalf of the company includes an unspecified amount of money damages and any equitable, injunctive or other relief the court deems proper. The plaintiff also seeks costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the company. We are unable to provide a range of potential damages with respect to this action.

On August 15, 2008, on the joint motion of the parties, the Dyer and the Musselman actions were consolidated and the Dyer action was ordered to be transferred to the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Dyer action was received in the Business Litigation Section on September 22, 2008 under the new civil action number 08-4132-BLS1.

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

On June 24, 2009, the Dyer and Musselman plaintiffs filed notices of appeal. The Superior Court noticed the assembly of the record on appeal in both actions on July 16, 2009, and, on July 22, 2009, the Massachusetts Appeals Court consolidated both appeals on its docket at No. 2009-P-1426. The plaintiffs-appellants filed their opening brief on October 15, 2009. Our response brief is due on or before January 8, 2010. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part II - Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2009 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline and you could lose part or all of your investment.

During the three months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Part II - Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Item 6.	Exhibits

The list of exhibits, which are filed or furnished with this report or which are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

AMERICAN DENTAL PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DENTAL PARTNERS, INC.

November 9, 2009	/S/ GREGORY A. SERRAO
Gregory A. Serrao
Chairman, President, and Chief Executive Officer (principal executive officer)

November 9, 2009	/S/ BREHT T. FEIGH
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

November 9, 2009	/S/ MARK W. VARGO
Mark W. Vargo
Vice President, Chief Accounting Officer (principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Senior Secured Credit Facility among American Dental Partners, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, and KeyBank National Association, as a Co-Lead Arranger and Administrative Agent and RBS Securities Inc., as a Co-Lead Arranger and Banc of America Securities LLC, as a Co-Lead Arranger, Bank of America, N.A., as Documentation Agent and RBS Citizens, N.A., as Syndication Agent dated as of August 21, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 26, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer