Form 10-K
period 2009-12-31
AMERICAN DENTAL PARTNERS INC
filed 2010-03-12
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2009, amounted to $117,443,575.

There were 16,302,258 shares outstanding of the registrant’s common stock, $0.01 par value, at March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this annual report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and management objectives, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this annual report. In addition, the forward-looking statements contained in this annual report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

The information included under the heading “Performance Graph” in Item 5 of this annual report is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

PART I

As used in this annual report, “practice” refers to a dentist-owned professional corporation, professional association, professional limited liability company or service corporation that is responsible for providing dental care to patients. “Group practice” refers to a practice that employs multiple dentists and typically is owned by more than one dentist. “Affiliated practice” refers to a practice that has entered into a long-term service agreement with one of our subsidiary service companies. “Affiliated dental group” refers collectively to the affiliated practice and service company that are parties to the service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, “Arizona Tooth Doctor,” a corporation that is 85% owned by us and as permitted by applicable state law, employs dentists.

ITEM 1. BUSINESS

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their growth. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and practice technology, marketing, payor contracting, and financial planning, reporting and analysis. At December 31, 2009, we were affiliated with 27 dental group practices, comprising 533 full-time equivalent dentists practicing in 268 dental facilities in 19 states.

Dental Care Industry

The market for dental care is large and highly fragmented with long-term growth potential. Based on Centers for Medicare & Medicaid Services statistics, estimated expenditures for dental care grew 7% on a compound annual basis from 1998 to 2008 reaching $101 billion in 2008. Expenditures for dental care are expected to be approximately $161 billion by 2018, representing a 5% annual growth rate from 2008 to 2018. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

•	increased enrollment in dental benefits plans, particularly preferred provider organization, or PPO, plans, and to a lesser extent, dental referral plans;
•	increased demand for dental care as a result of the aging population and a greater percentage of this population retaining its dentition;
•	increased demand for aesthetic dental procedures and the development of new dental materials and procedures that address this demand; and
•	increasing awareness of linkages between wellness and oral health.

We believe that this growth will benefit not only dentists, but also companies that provide services to the dental care industry, including dental management service organizations. However, the failure of any of these factors to materialize could offset increases in demand for dental care, and any such increases may not correlate with growth in our business.

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association, or ADA, in 2007, approximately 61% of the 167,000 dentists in the United States were solo practitioners. The percentage of graduating dentists who initially began their career as an owner of a dental practice, however, fell from 31% in 1989 to 18% in 2007 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as solo practitioners as a result of high educational debt levels and a change in gender profile of graduating dentists. According to the ADA, dental students in 2007 graduated with an average of $242,000 of debt and 44% were female. We believe group dental practice provides economic and professional flexibility advantages to graduating dentists as compared to solo practice.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2007, approximately 80% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 20% of practicing dentists.

Historically, dental care was not covered by insurers and consequently was paid for by patients on a fee-for-service basis. An increasing number of employers have responded to the desire of employees for enhanced benefits by providing coverage from third-party payors for dental care. These third-party payors offer one or more of the following: indemnity insurance plans, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dental provider charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans and patients without dental insurance as fee-for-service. Under a PPO plan, the dentist agrees to accept a discounted fee for each service provided based on a schedule negotiated with the dental benefit provider. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under dental referral plans, full reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some portion of reimbursement is provided by the payor to the participating dentist.

The National Association of Dental Plans, or NADP, and the Delta Dental Plans Association, or DDPA, estimated that nearly 176 million people, or 57% of the population of the United States, were covered by some form of dental benefit plan in 2008. This compares with 133 million people, or 52% of the population, in 1996. Of the 176 million people with coverage, 57% were covered by PPO plans, 13% by indemnity insurance plans, 14% by publicly funded benefits such as Medicaid, 8% by dental referral plans, 7% by capitated managed care plans and 1% by direct reimbursement plans. The number of people covered by PPO plans increased from 39 million in 1998 to 102 million in 2008, representing a compound annual growth rate of 10%.

Dental caries is the single most common chronic childhood disease. While, in recent years, dental caries has declined among children as a result of various preventive regimens, dental caries remains a significant problem in certain populations, particularly among poor children. With one in three children being born into households eligible for Medicaid or State Children’s Health Insurance Program, or SCHIP, the number of children eligible under these programs reached 28 million in 2008. According to the Pew Charitable Trusts, just one-third of Medicaid-enrolled children receive any dental care annually. In addition to issues at home contributing to dental disease among children, the Pew Charitable Trusts believes broader, systemic factors play a significant role in the lack of access to care including (i) too few children have access to proven preventive measures, including sealants and fluoridation; (ii) too few dentists are willing to treat Medicaid-enrolled children; and (iii) in some communities there are not enough dentists to provide care.

Business Objective and Strategy

Our objective is to be the leading business partner to dental group practices in selected markets throughout the United States. In order to achieve our objective, our strategy is to provide value-added resources to each affiliated practice so that each may become the market leading, high quality dental provider of its community. Specifically, we provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and practice technology, marketing, payor contracting, and financial planning, reporting and analysis. In addition to the resources we currently offer to the affiliated practices, from time to time, we selectively seek to enhance or expand our capabilities and services, including through vertical integration of ancillary activities.

The services we offer to the affiliated practices are designed to foster or support what we believe to be the core attributes that define a leading, high quality dental provider: (i) a common identity and clinical philosophy, (ii) professional recruiting and mentoring programs, (iii) formalized peer review and quality assurance initiatives, (iv) functional and well-maintained dental facilities, (v) advanced information systems, and (vi) a qualified local management team with well-defined responsibilities and accountability. In addition to assisting the affiliated practices achieve or maintain these attributes, our objective is to help the affiliated practices grow their patient revenue eight to ten percent annually.

We believe that successful execution of our strategy will lead to growth in (i) the number of affiliated practices and communities that we service, (ii) the community presence of the affiliated practices, and (iii) our capabilities and resources.

Affiliation Philosophy

Current market trends in health care, including provider demographics and resource requirements, are adding to the complexity of operating a dental group practice. In addition, the principals of many dental group practices are reaching retirement age and are beginning to investigate means for transitioning the non-clinical leadership and management of their dental group practices. Our business model enables dentists to focus on the clinical aspects of their dental group practices, while we manage the non-clinical aspects. We are additionally able to provide the necessary organizational structure, resources and capital for continued growth and success.

Our affiliation model is designed to create a relationship between the affiliated practice and us that allows each party to maximize its strengths and retain its autonomy. The dentists of the affiliated practice continue to have control over clinical decision-making and patient care while we manage the business aspects of the affiliated dental group. In each affiliation, we strive to maintain the local culture of the affiliated dental group, and we encourage it to continue using the same name, continue its presence in community events, maintain its relationships with patients and local dental benefit providers, and strengthen the existing management organization.

We are constantly evaluating potential affiliations with dental group practices that would expand our business, as well as possible acquisitions of companies that would broaden our business capabilities.

Affiliated Dental Groups

From November 12, 1996 (the date of our first affiliation) through December 31, 2009, we completed 110 acquisition and affiliation transactions, which have resulted in affiliations with 27 affiliated dental groups comprising 268 dental facilities in 19 states. The following table lists our affiliated dental groups as of December 31, 2009.

				Practice Specialties (2)
Affiliated Dental Group	State	Dental Facilities	Operatories (1)	General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prosth- odontics
1st Advantage Dental – New England	Massachusetts/Vermont	4	33	✓
1st Advantage Dental – New York	New York	11	87	✓	✓	✓	✓		✓
Advanced Dental Specialists	Wisconsin	2	16		✓	✓			✓
American Family Dentistry	Tennessee	8	57	✓			✓		✓
Arizona’s Tooth Doctor for Kids (3)	Arizona	8	78	✓			✓	✓
Associated Dental Care Providers (3)	Arizona	10	102	✓	✓	✓	✓
Assure Dental (3)	Minnesota	2	8	✓
Carus Dental (3)	Texas	22	155	✓		✓	✓	✓	✓
Chestnut Hills Dental	Pennsylvania	8	60	✓		✓	✓
Christie Dental	Florida	26	151	✓	✓	✓	✓	✓	✓
Cumberland Dental (3)	Alabama	3	34	✓	✓	✓	✓		✓
Deerwood Orthodontics	Wisconsin	7	35				✓
Dental Arts Center	Virginia	1	39	✓	✓	✓	✓	✓	✓	✓
ForwardDental (3)	Wisconsin	29	265	✓				✓
Greater Maryland Dental Partners	Maryland/Virginia	6	71	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	15	✓	✓
Metro Dentalcare	Minnesota	40	343	✓	✓	✓	✓	✓	✓
Oklahoma Dental Group	Oklahoma	4	36	✓
Orthodontic Care Specialists (3)	Minnesota/Wisconsin	20	104				✓
Premier Dental Partners	Missouri	8	78	✓					✓
Redwood Dental Group (3)	Michigan	6	76	✓			✓		✓	✓
Riverside Dental Group (3)	California	7	121	✓	✓	✓	✓	✓	✓	✓
Sacramento Oral Surgery	California	5	10			✓
Texas Tooth Doctor for Kids	Texas	2	12	✓				✓
University Dental Associates (3) (4)	North Carolina	12	98	✓		✓	✓
Valley Dental Group (3)	Minnesota	1	15	✓	✓	✓	✓		✓	✓
Western New York Dental Group (3)	New York	14	160	✓	✓	✓	✓	✓	✓

		268	2,259

(1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(2) Services provided by specialists who are board-certified or board-eligible.

(3) Accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).

(4) University Dental Associates’ dental residency program is accredited by the American Dental Association.

Operations

Operating Structure

Where permitted by applicable state law, we generally employ the hygienists, dental assistants and administrative staff at each dental facility, but all clinical activities are performed under the supervision of the dentists who are employed by, or have contracted with, an affiliated practice. Each dental facility has a manager or supervisor who, along with the administrative staff, typically oversees day-to-day business operations, including facility staffing, patient scheduling, on-site patient billing and general office management. Each affiliated dental group has an operations director who oversees all the managers of the dental facilities of the affiliated dental group.

Our shared services teams provide administrative and operational support to one or more affiliated dental groups on either a national, regional or local basis. These teams provide or assist in organizational planning and development; recruiting, hiring and training programs; employee benefits administration and payroll processing; information systems; development of annual operating plans; accounting and financial reporting information; facilities maintenance; procurement; risk management; corporate development; accounts receivable management; dental laboratory services; payor contracting; and marketing.

A regional operations director is responsible for managing the operations directors and monitoring the operating performance of multiple affiliated dental groups in multiple communities. The regional operations directors are responsible for overseeing the development of annual operating plans for the affiliated dental groups and monitoring actual results.

Accreditation Association for Ambulatory Health Care

We have selected the Accreditation Association for Ambulatory Health Care, or AAAHC, as a means for supporting the quality initiatives of the affiliated practices. The AAAHC is a peer-based, not-for-profit organization that is nationally recognized for conducting extensive evaluations of ambulatory health care organizations. The AAAHC evaluates a number of areas in granting accreditation, such as patients’ rights, governance, administration, clinical records, professional development, quality management and improvement, and facilities. We work with the affiliated practices to achieve accreditation. Depending on the level of development and organization, achieving accreditation can take several years of preparation. Currently, twelve affiliated practices have achieved accreditation status from the AAAHC.

Training and Leadership Development

We believe that our long term success requires a significant investment in the development of people at all levels within our company and at the affiliated practices. We have both leadership development and skills training programs.

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

We also have devoted significant resources to develop innovative, proprietary skills training programs. Training programs exist for improving patient service, such as creating a positive patient arrival/departure experience; improving telephone etiquette and managing unhappy patients; and developing business management competencies, such as improving recruiting skills, developing effective mentoring processes and managing time. These programs are modular and are made available at the affiliated dental groups. We have a national training team composed of training specialists who work with the leadership of the affiliated dental groups to assess the job skills and services of each affiliated dental group in order to implement and maintain continuous training and development programs. Once implemented, the affiliated dental groups have on-going sessions with additional modules as they are developed and with new staff members as they join the affiliated dental group. We believe that by investing in skills training, we empower our team members to assist the affiliated practices in providing exceptional patient care and service.

Payor Relationships and Reimbursement Mix

Although we believe that the clinical philosophy of each affiliated practice should not be compromised by economic decisions, we recognize that the source of payment for dental services affects operating and financial performance. Generally, we believe it is easier to grow patient revenue within a given community when the payor mix of the affiliated practice is aligned with the payor mix in that community. We help the affiliated practices optimize their revenue by analyzing their payor mix on an ongoing basis, as well as by providing assistance with evaluation and negotiation of dental benefit provider contracts for improved reimbursement rates.

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

	2009	2008	2007
Fee-for-service	15%	19%	28%
PPO and dental referral plans	77%	70%	60%
Capitated managed care plans	8%	11%	12%

In recent years, many of the affiliated practices have been realigning their reimbursement mix away from deeply discounted dental benefit plans or negotiating improved reimbursement rates. This effort has largely been accomplished with the cooperation of the dental benefit provider community in general.

Facilities Development and Management

The affiliated dental groups operate out of dental facilities that in most instances we lease from third parties under long-term operating leases. Generally, our dental facilities are constructed to be warm, attractive and inviting to patients and typically have between eight and ten operatories, or treatment rooms, which accommodate general and specialty dentists, hygienists and dental assistants, as well as required support staff. Most of the dental facilities are either located within a professional office or medical building or are free standing.

We assist the affiliated dental groups in improving facility utilization by evaluating existing capacity, identifying expansion opportunities and prioritizing facility upgrades. We acquire or construct each dental facility as appropriate for the local community and add or equip additional operatories to meet increases in demand. We use architectural firms that work with each affiliated dental group to improve facility design and establish defined facility standards. These standards create consistency across new dental facilities and thereby shorten the site development process and improve productivity of dentists and support staff.

Financial Planning and Financial Information System

We assist the affiliated practices with financial planning. We develop with each affiliated practice an annual operating plan for the affiliated dental group that sets specific goals for revenue growth, operating expenses and capital expenditures. Once a plan has been approved, we measure forecasted and actual financial performance of each affiliated dental group against the annual operating plan.

Our financial information system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis. The system also allows us to track and control costs and facilitates the accounting and financial reporting process. This financial system is used with all affiliated dental groups.

Practice Management Systems

The affiliated dental groups use Improvis®, our proprietary dental practice management software system, to, among other things, facilitate patient scheduling, bill patients and insurance companies and manage facility staffing and timekeeping. Orthodontic Care Specialists and Deerwood Orthodontics, two affiliated dental groups that exclusively provide orthodontic services, utilize a different proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. We have implemented this orthodontic practice management system at 16 other affiliated dental groups that have a significant orthodontics practice.

We have a software development team that is responsible for development and enhancement of Improvis. Electronic dental record and digital radiography functionality has been incorporated into Improvis. At year end 2009, we were pilot testing the electronic dental record, and in 2010 we intend to pilot test digital radiography functionality.

Service Agreements and Affiliation Structure

Except for Arizona Tooth Doctor, as discussed below, we have entered into a service agreement with each affiliated practice pursuant to which we are responsible for managing all administrative, non-clinical aspects of the affiliated practice. We anticipate that each new practice with which we affiliate will enter into a similar service agreement or become a party to an existing service agreement. We are dependent on our service agreements for a substantial majority of our net revenue. The termination of one or more of our service agreements could have a material adverse effect on us.

Pursuant to the service agreement, the affiliated practice is solely responsible for all clinical aspects of the dental operations of the affiliated dental group. These clinical aspects include recruiting and hiring dentists; selecting, training and supervising other licensed dental personnel and unlicensed dental assistants; providing dental care; implementing and maintaining quality assurance and peer review programs; setting patient fee schedules; entering into dental benefit plan provider contracts; and maintaining professional and comprehensive general liability insurance covering the affiliated practice and each of its dentists. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients. The service agreement also includes non-competition and confidentiality provisions that prohibit the affiliated practice from owning or operating another dental facility or having any interest in any business that competes with us within the contractually agreed upon service territory.

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

With respect to each affiliated practice other than Christie Dental Practice Group, P.L., the affiliated practice at Christie Dental, we and the practice establish, pursuant to the terms of the service agreement, a joint policy board that is responsible for developing and implementing management and administrative policies. The joint policy board consists of an equal number of representatives designated by us and the affiliated practice. The joint policy board members designated by the affiliated practice must be licensed dentists currently employed by the practice. The joint policy board’s responsibilities include the review and approval of long-term strategic and short-term operational goals, objectives and plans for the affiliated dental groups, annual capital and operating plans, renovation and expansion plans and capital equipment expenditures with respect to the dental facilities, advertising and marketing services, and staffing plans. The joint policy board also reviews and monitors the financial performance of the affiliated dental group. Finally, the joint policy board reviews and makes recommendations with respect to patient fee schedules and contractual relationships with dental benefit providers, although final decisions regarding these and all other clinical matters, as previously discussed, are made exclusively by the affiliated practice. At Christie Dental, the matters that require policy board agreement or approval at the other affiliated practices generally require agreement between us and Christie Dental Practice Group, P.L.

The affiliated practices reimburse us for actual expenses incurred on their behalf in connection with the operation and administration of the dental facilities or our other services and pay fees to us for management services provided and capital committed. Our fee, depending on the service agreement and affiliated practice, consists of one of the following:

•	a fixed monthly fee determined by agreement between us and the affiliated practice (but in no event will the total service fee be greater than the affiliated practice’s patient revenue less expenses);
•

a monthly fee equal to the prior year’s service fee and an additional performance fee based upon a percentage of the increase in the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the prior year (but in no event will the total service fee be greater than the affiliated practice’s patient revenue less expenses);

•	a monthly fee that is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses;
•

a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year; or

•	a monthly fee based on a specified percentage of patient revenue or a specified percentage of collections on patient revenue.

The structure of the service fee, whether composed of variable or fixed components, or both, is dependent in part on the laws and regulations of the states in which we operate. The affiliated practice is responsible for its own business expenses, which generally consist of the salaries, benefits and certain other expenses of the dentists. We refer to these expenses as provider expenses.

Pursuant to the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices. These funds, as collected, are applied in the following order of priority:

•	reimbursement of expenses incurred by us in connection with the operation and administration of the dental facilities;
•	repayment of advances, if any, made by us to the affiliated practice;
•	payment of the monthly service fee to us;
•	payment of provider expenses; and
•	payment of the additional variable service fee, if applicable, to us.

Each of our service agreements has an initial term of 40 years and automatically renews for successive 5-year terms, unless terminated by notice by either party given at least 120 days prior to the end of the initial term or any renewal term, or with respect to Christie Dental, by us at any time upon 180 days advance notice. In addition, the service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as dissolution, bankruptcy, liquidation or our failure to perform material duties and obligations under the service agreement. In the event a service agreement is terminated, the affiliated practice is required to reimburse us for unpaid expenses incurred in connection with the operation and administration of the dental facilities, repay advances and pay us any unpaid service fees. The affiliated practice may also be required, at our option in nearly all instances, to purchase the unamortized balance of intangible assets at the current book value, repurchase equipment and other assets at the greater of fair value or book value and assume our leases and other liabilities related to the terminated service agreement.

Arizona’s Tooth Doctor for Kids

Arizona Tooth Doctor is a dental group practice that provides dental care to children through eight locations in metropolitan Phoenix, Mesa, Chandler and Globe, Arizona. Approximately 90% of Arizona Tooth Doctor’s

revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. While we employ the Arizona Tooth Doctor dentists as permitted by applicable state law, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice.

Competition

The dental services industry is highly competitive. There are approximately 25 competing dental management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental management companies are their affiliation models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record. We believe we compete effectively with other companies that provide business services to dental group practices with respect to these factors. The practices affiliated with us compete with other dental practices and individual dentists in their respective communities.

Government Regulation

General

The practice of dentistry is highly regulated. Our operations and those of the affiliated practices are subject to a broad range of state and federal laws, regulations and licensing regimes. Changes to the legal or regulatory environments in which we and the affiliated practices operate could have a material impact on the operation and financial performance of our business. We consequently monitor and, as appropriate, seek to participate in relevant legislative and regulatory activity. Each of our service agreements provides that if any legal or regulatory change, or any ruling or interpretation by any court or administrative body, does, or is reasonably likely to, materially and adversely affect the performance or compensation of us or the affiliated practice under the service agreement, or makes the service agreement unlawful, then we and the affiliated practice are obligated to use best efforts to revise the relationship in a way that is legally compliant and approximates as closely as possible the originally negotiated economic positions of the parties.

State Regulation

Each state imposes licensing and other requirements on dentists. The laws of almost all of the states in which we operate prohibit, either by statute, regulation case law or as a matter of general public policy, entities not wholly-owned or controlled by dentists, such as us, from practicing dentistry; employing dentists and, in certain states, dental hygienists and assistants; exercising control over the provision of dental services; splitting fees; or receiving fees for patient referrals. An exception to the preceding is the State of Arizona, the laws of which permit us to own the dental practice and employ the dentists at Arizona Tooth Doctor. Many states additionally prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or facilities used by a dental practice. Certain states also regulate the advertising of dental services, which regulations may include prohibiting the advertising of dental services under a trade or corporate name, requiring all advertisements to be in the name of a dentist or proscribing the content of advertisements and the use of promotional gift items. These laws and regulations and their interpretation vary from state to state and, in many instances, are subject to enforcement by regulatory authorities with broad discretionary authority.

Many state laws and regulations relating to the practice of dentistry were adopted prior to the emergence of dental management service organizations, like us, in the dental industry. The emergence of dental management service organizations has prompted certain states, including some of the states in which we operate, to review laws or regulations relating to the practice of dentistry and the business arrangements between dentists and dental management service organizations. These reviews could potentially result in legal or regulatory changes that could have a material impact on the operations and financial performance of our business.

In certain states, we are additionally subject to regulations pertaining to our role in the negotiation and administration of managed care contracts, plans or arrangements. To the extent that we or any affiliated practice contracts with a third-party payor, including a self-insured plan, under a capitated or other arrangement that causes us or the affiliated practice to assume a portion of the financial risk of providing dental care, we or the affiliated practice may become subject to state insurance laws. If we or the affiliated practice is determined to be engaged in the business of insurance, we may be required to change our contractual relationships or seek appropriate licensure. Many states also have adopted patient privacy laws similar to the Health Insurance Portability and Accountability Act of 1996, or HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH provisions described below, some of which are more stringent than the federal regulations.

Federal Regulation

Participation by the affiliated practices and their dentists in federal payment programs subjects them, and us with respect to our Arizona Tooth Doctor operation, to federal laws and regulations concerning the provision of dental services to beneficiaries, submission of claims and related matters, certain of which are discussed below. Violation of these laws and regulations can result in liability for overpayments, and civil and criminal penalties, including possible exclusion of individuals and entities from participation in those federal programs.

Federal anti-kickback statutes prohibit, in part, and subject to certain safe harbors, the payment or receipt of remuneration in return for, or in order to induce, referrals, or arranging for referrals, for items or services that are reimbursable under federal payment programs. Other federal laws impose significant penalties for false or improper billings or inappropriate coding for dental services. The federal self-referral law, or Stark law, prohibits dentists from making referrals for certain designated health services reimbursable under federal payment programs to entities with which they have financial relationships unless a specific exception applies. The Stark law also prohibits the entity receiving a proscribed referral from submitting a claim for services provided pursuant to that referral. We may be subject to federal payor rules prohibiting the assignment of the right to receive payment for services rendered unless certain conditions are met. These rules prohibit a billing agent from receiving a fee based on a percentage of collections and may require payments for dental services to be made directly to the dentist providing the services or to a lock-box account held in the name of the dentist or his or her practice. In addition, these rules provide that accounts receivable from federal payors are not saleable or assignable.

The affiliated practices are covered entities under HIPAA, and the recently enacted HITECH. Among other things, these laws include provisions regarding protection of the privacy of patient-identifiable health information and standards for security of electronic protected health information and electronic transactions. HITECH extended the HIPAA privacy and security rules to make them directly applicable to entities, such as us, that are “business associates” of the affiliated practices. Additionally, HITECH expanded the scope of HIPAA by, among other things, mandating individual and United States Department of Health and Human Services notification in instances of a breach of protected health information, and public notices in the event of a breach involving 500 or more patients; providing enhanced penalties for HIPAA violations; and granting enforcement authority to states’ attorneys general in addition to the United States Department of Health and Human Services Office of Civil Rights. We maintain policies and procedures for the handling of patient records and other information in order to comply with these laws. The laws and regulations in this area may continue to evolve, and new health information standards, whether implemented pursuant to HIPAA or otherwise, could have a material effect on how we and the affiliated practices handle health care related data and the cost of compliance. Failure to comply with existing or new laws or regulations related to the privacy or security of patient information could result in criminal or civil sanctions.

In addition to the preceding federal laws and regulations, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Medicaid

Arizona Tooth Doctor is a provider under the Medicaid program in Arizona and Texas Tooth Doctor for Kids, or Texas Tooth Doctor is a provider under the Medicaid program in Texas. As providers under Medicaid programs, these affiliated practices must comply with extensive state and federal Medicaid laws and regulations, as well as contractual requirements owed to third-party payors that administer claims and reimbursement under those programs. The Medicaid programs include significant penalties for false or improper billings and inappropriate coding for dental services or related services.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including property, business interruption, workers’ compensation and general liability, among other coverages. In addition, the affiliated practices are required to maintain, or must cause to be maintained, professional liability insurance with us as a named insured. Certain of our insurance programs are reinsured by a wholly-owned captive insurance company licensed in Vermont.

Customers

For the fiscal year ended December 31, 2009, revenue generated from our service agreements with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, and Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented 22% and 14%, respectively, of our consolidated net revenue. The termination of either service agreement could have a material adverse effect on our business, financial condition and results of operations.

Employees

We do not employ dentists, hygienists or dental assistants in states where laws prohibit us from doing so. As of December 31, 2009, we had 2,585 employees, including 35 dentists (representing 33 full-time equivalent dentists), 449 hygienists, 741 dental assistants and 1,363 administrative personnel at our dental facilities, shared service centers and corporate office. As of December 31, 2009, the affiliated practices, excluding Arizona Tooth Doctor, employed 402 hygienists, 389 dental assistants and employed or contracted with 669 dentists (representing 500 full-time equivalent dentists). We consider our relationships with our employees to be satisfactory.

Available Information

We make available, free of charge, through our website at www.amdpi.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to these reports and other filings with the United States Securities and Exchange Commission, or SEC, as soon as reasonably practicable after filing. The public can also obtain access to our reports by visiting the SEC Public Reference Room, 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by visiting the SEC’s website at www.sec.gov.

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by the Board of Directors:

Name	Age	Position
Gregory A. Serrao*	47	Chairman, President and Chief Executive Officer
Breht T. Feigh*	43	Executive Vice President – Chief Financial Officer and Treasurer
Michael J. Vaughan*	56	Executive Vice President – Chief Operating Officer
Michael J. Kenneally	49	Senior Vice President – Regional Operations
Jesley C. Ruff, D.D.S.	55	Senior Vice President – Chief Professional Officer
Ian H. Brock	40	Vice President – Planning and Investment
Michael W. Hoyt	46	Vice President – Information Systems
Mark W. Vargo*	58	Vice President – Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since December 1995 and as Chairman since October 1997. From 1992 through December 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc. From 1991 to 1992, Mr. Serrao served as Vice President – Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. from 1985 to 1990. Mr. Serrao serves on the Board of Fellows of the Harvard School of Dental Medicine and the Board of Governors for the Boys and Girls Club of Lawrence, Massachusetts.

Mr. Feigh has served as our Executive Vice President – Chief Financial Officer and Treasurer since November 2003. Mr. Feigh was Vice President – Chief Financial Officer and Treasurer from January 2001 to October 2003, Vice President – Strategic Initiatives from January 2000 to December 2000 and Director – Corporate Development from October 1997 to December 1999. Prior to joining us, Mr. Feigh was employed in various investment banking positions at Dean Witter Reynolds Inc., ING Barings and Robertson, Stephens & Company from 1989 to 1997.

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

Mr. Kenneally has served as our Senior Vice President – Regional Operations since February 2005. Mr. Kenneally has also served as Chief Executive Officer of our Minnesota subsidiaries since January 2001. Mr. Kenneally was Chief Operating Officer of PDHC, Ltd. from July 1998 to December 2000, Director of Business Management from 1995 to June 1998, Director of Finance and Information Systems from 1994 to 1995 and Controller from 1988 to 1994.

Dr. Ruff has served as our Senior Vice President – Chief Professional Officer since February 2005. Dr. Ruff was Vice President – Chief Professional Officer from January 1999 to February 2005. From 1992 to December 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated practices, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996, where he held a variety of clinical faculty and grant-related positions.

Mr. Brock has served as our Vice President – Planning and Investment since February 2005. Mr. Brock was Vice President – Finance from October 2001 to January 2005, Vice President – Financial Planning from January 2001 to September 2001, Director – Financial Planning from February 1998 to December 2000 and Assistant Controller from September 1996 to January 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., or AMR, a national provider of ambulance services, as a corporate financial analyst from 1995 to 1996 and as an accounting manager and financial analyst from 1991 to 1995 with AMR of Connecticut, Inc., one of AMR’s four founding subsidiaries.

Mr. Hoyt has served as Vice President – Information Services since May 2009. From 2001 to May 2009, Mr. Hoyt served as Senior Technology Director for GTECH, an international gaming technology company. From 1985 to 2000, Mr. Hoyt was with Electronic Data Systems, or EDS, in positions of increasing responsibility supporting clients across several industries, including health care claims processing and medical device manufacturing. In his most recent role at EDS, Mr. Hoyt served as Client Delivery Executive.

Mr. Vargo has served as our Vice President – Chief Accounting Officer since May 2003. From May 2000 to August 2002, Mr. Vargo was Vice President of Finance and Administration for International Garden Products,

Inc., or IGP, during which he served as Chief Financial Officer of IGP’s Langeveld business unit from October 2001 to August 2002. From January 1999 to February 2000, Mr. Vargo was Global Controller of EMC, Inc. From 1990 to January 1999, Mr. Vargo served in several senior management positions at Anixter International Inc. including Vice President of Finance of the Structured Cabling Division and North American Controller. Mr. Vargo began his professional accounting career with a predecessor to KPMG LLP.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report before making an investment decision regarding our common stock. If any of the following risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline and you could lose part or all of your investment.

Our business is highly dependent on the performance of the affiliated practices, which are predominantly independent third-parties that exercise sole decision-making authority with respect to all clinical matters.

We derive our net revenue primarily from revenue generated by the affiliated practices. The affiliated practices, with the exception of Arizona Tooth Doctor, are independent third parties. We cannot be certain that the affiliated practices will operate their businesses successfully or realize their full revenue potential. The affiliated practices have sole decision-making authority with respect to all clinical matters. Because clinical decisions are made without revenue considerations, we cannot be certain what impact those decisions may have on the revenue of the affiliated practices.

The affiliated practices, other then Arizona Tooth Doctor, control all employment decisions regarding dentists, and, with respect to certain affiliated practices, dental hygienists and assistants. The affiliated practices may, among other things, ineffectively recruit or manage their employees resulting in high employee turnover, loss of key personnel, employment disputes, any of which could negatively affect the revenue of the affiliated practices.

The restrictive covenants that we rely upon to protect, in part, the value of our investments in the affiliated practices may be difficult or costly to enforce.

We invest substantial sums to affiliate with practices and to maintain and support their growth. As part of the affiliation process, we acquire certain assets of the affiliated practice. The asset acquisition agreement typically includes time-limited covenants that restrict, among other things, the sellers from providing competing business services or interfering with our relationships with personnel or business partners. Although we believe that these restrictive covenants are reasonable to protect our investments and we attempt to draft such covenants to be legally enforceable, we cannot guarantee that such covenants will be upheld as reasonable and enforced, in whole or in part, by a court of competent jurisdiction if legally challenged. Additionally, we may incur significant costs defending the legality of the covenants. To the extent any of the restrictive covenants are unenforceable or enforcement proves not to be cost-effective, our investments may diminish in value, our competitive position may be compromised and our results of operation may suffer.

Our business model is dependent upon the enforceability and legality of the service agreements between us and the affiliated practices.

Our net revenue derives primarily from revenue generated by the affiliated practices. The service agreements create the affiliations and establish the terms under which we receive payment for the management services that we provide to the affiliated practices. We structure the service agreement in the context of each affiliation to comply with relevant state laws and regulations, including, without limitation, those concerning the practice of dentistry. We cannot, however, be certain that our interpretations of certain laws and regulations are correct. State regulatory authorities have in the past reviewed, and may in the future review, our service agreement for legal and regulatory compliance. To the extent our service agreement with any affiliated practice were deemed by a regulatory or judicial authority to be in violation of any law or regulation, our relationship with that affiliated practice might terminate, the service agreement might require material amendments with uncertain consequences, or we might be required to restructure our business model at significant cost.

A significant percentage of our net revenue results from a disproportionately small number of affiliated practices.

Revenue generated from our service agreements with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, and with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented 22% and 14%, respectively of our consolidated net revenue in 2009. The termination of either of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

The recent economic downturn has negatively affected consumer demand for dental care, which may negatively affect revenue and profitability.

Our net revenue depends primarily on revenue generated by the affiliated practices. Demand for dental care has declined among patients both with and without dental insurance. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. The recent economic downturn has caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us has been lower net revenue and lower profit margins. We anticipate that negative macroeconomic conditions will continue to adversely affect our business in 2010, although we are unable to predict the likely duration or severity of those conditions or the magnitude effect on our business or results of operations. We do not, however, believe that the current economic conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

Our net revenue may be adversely affected by third-party payor cost containment efforts.

A significant portion of the payments for dental care that is received by the affiliated practices is paid or reimbursed under insurance programs with third-party payors. To contain reimbursement and utilization rates, third-party payors often attempt to, or do in fact, amend or renegotiate their fee reimbursement schedules. Loss of revenue by the affiliated practices caused by third-party payor cost containment efforts or an inability to negotiate satisfactory reimbursement rates could have a material adverse effect on our revenue and results of operations.

Our net revenue at Arizona Tooth Doctor and Texas Tooth Doctor may be adversely affected by changes in state Medicaid programs.

Arizona Tooth Doctor and Texas Tooth Doctor are largely dependent upon reimbursements from authorized third-party payors operating under state Medicaid programs. Certain states, including Arizona, have recently reduced or proposed reducing Medicaid reimbursement rates in response to state budgetary shortfalls. These reductions generally are passed on to contracted practices and negatively affect revenue and operating results.

We and the affiliated practices are subject to extensive and complex laws and regulations. If we or the affiliated practices fail to comply with existing or new laws or regulations, we or they could suffer civil or criminal penalties.

The practice of dentistry is highly regulated. Our operations and those of the affiliated dental groups are subject to a broad range of state and federal laws, regulations and licensing requirements, including laws and regulations affecting the structure of our relationships with the affiliated practices, governing the qualifications and conduct of clinical personnel, billing and reimbursement, fee splitting, patient referrals, advertising and regarding privacy and security of protected health information. The substance and enforcement of many of these laws and regulations, particularly at the state level, lack consistency from jurisdiction to jurisdiction. In certain jurisdictions, laws and regulations may be ambiguous or vague without clarifying case law or administrative guidance. Although we strive to maintain a legally-compliant business, our operations may not be in compliance with certain laws or regulations, as written or as may be interpreted. Failure to comply with laws and regulations may subject us or the affiliated practices to civil or criminal penalties, licensing or other sanctions, or refunding of reimbursement, that limit our ability to operate our business or their ability to provide dental services. In addition, the affiliated practices that provide services under Medicaid programs could be excluded from participating in those programs.

Changes to laws and regulations pose two additional risks. First, as described above, failure to comply with changes to law and regulations may subject us or the affiliated practices to civil or criminal penalties, or licensing or other sanctions that limit our ability to operate our business or the ability of the practices to provide dental services. Second, changes to laws or regulations might have the effect of rendering invalid or illegal, in whole or in part, certain aspects of the services agreements between us and the affiliated practices.

Sedation is used extensively by Arizona Tooth Doctor and Texas Tooth Doctor, and harm to a patient resulting from its use could have a material adverse effect on our business.

Arizona Tooth Doctor and Texas Tooth Doctor utilize sedation extensively in providing dental services to patients, including children, ranging from conscious sedation to general anesthesia. Although we believe these affiliated practices have appropriate protocols and procedures in place for the safe and efficient use of sedation, a certain level of risk is inherent with those procedures, and there can be no assurance that harm to a patient will not occur. Any such event could have a material adverse effect on those affiliated practices, as well as our overall reputation.

In addition, the ability of these affiliated practices to continue using sedation to the extent currently in use is dependent upon their ability to retain, credential and supervise a sufficient number of qualified professionals and staff to perform these services, whether anesthesiologists or certified registered nurse anesthetists as may be required under applicable protocols or legal requirements, and to obtain sufficient reimbursement for their services. There can be no assurance that either affiliated practice will be able to continue retaining and utilizing the services of these individuals, or that their services can be obtained on a cost-effective basis.

New affiliations could be difficult to integrate, disrupt our business or impair our financial results.

To the extent we affiliate with new practices, we undertake certain risks that include, but are not limited to: difficulty assimilating the operations, assets and personnel that we acquire from the affiliated practice; potential loss of key employees from the affiliated practice; unidentified issues not discovered in due diligence; and the possibility of incurring impairment losses related to goodwill or other intangible assets that we acquire from the affiliated practice.

We may not realize the expected value of our goodwill and intangible assets.

A significant portion of our total assets are represented by goodwill and intangible assets. Our goodwill and intangible assets will likely increase to the extent we consummate additional affiliations or acquisitions in the future. The amortization expense related to definite lived intangible assets will also likely increase in the future as a result of additional intangible assets being recorded in connection with new affiliations. Management performs an impairment test on goodwill and indefinite lived intangible assets at least annually or when facts and circumstances exist that would suggest that the goodwill or indefinite lived intangible asset is impaired. An impairment test on goodwill and definite lived intangible assets is likewise performed when facts and circumstances exist that would suggest that the definite lived intangible asset may be impaired, such as loss of key personnel or contracts or change in legal factors. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. If impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to fair value. In the event of any sale or liquidation of us or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Any future determination requiring the write-off of goodwill, indefinite lived intangibles or a significant portion of unamortized intangible assets could negatively affect our balance sheet.

Our dental benefits third party administrator historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2009, our dental benefits third party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. Based on its business plan and future projections, we determined the fair value of this business reporting unit exceeded the carrying value of $2,266,000 at October 1, 2009. If this business plan is not successfully executed or projected financial results are not achieved, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit.

Our operating results may be adversely affected by professional liability claims against the affiliated practices.

The affiliated practices and/or individual dentists in their employ are subject from time to time to professional liability claims, and it is possible that these claims could also be asserted against us. These claims, if successful, could result in substantial damage awards that could exceed the limits of our applicable insurance coverage. We are named as an insured under the professional liability insurance policy covering the affiliated practices. In addition, we require each affiliated practice to indemnify us for actions or omissions related to the provision of dental care by the affiliated practice. Nonetheless, a successful professional liability claim against an affiliated practice might have a material adverse effect on our business, financial condition and results of operations.

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

A catastrophic event may significantly limit our ability and that of the affiliated dental groups to conduct business as normal.

We operate a complex, geographically dispersed business. Disruption or failure of networks or systems, or injury or damage to personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our ability and that of the affiliated practices to conduct business as normal, including our ability to communicate and transact with the affiliated practices, as well as with suppliers and vendors, and the ability of the affiliated practices to provide dental care to patients. We may not be adequately insured for all losses and disruptions caused by catastrophic events, and we may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease most of our facilities from unrelated third parties. As of December 31, 2009, we leased or owned 268 dental facilities, 3 dental labs and 12 administrative offices, including our corporate headquarters. Our corporate office is located at 401 Edgewater Place, Suite 430, Wakefield, Massachusetts 01880, and comprises approximately 17,000 square feet of office space. Our lease for our corporate office expires in 2014. We consider our properties in good condition, well maintained and generally suitable and adequate to carry on our business activities. For the year ended December 31, 2009, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Litigation

On or about January 25, 2008, February 4, 2008, February 12, 2008 and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10119-RGS; “Downey v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10169-RGS; “Johnston v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CA-10230-RGS; and “Monihan v. American Dental Partners, Inc., et. al.,” civil action number 1:08-CV-10410-RGS, all filed in the United States District Court for the District of Massachusetts. The actions each purport to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints allege that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated thereunder, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group, or PDG, against PDHC, Ltd., titled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 and conduct at issue in that action during the class period, which had the effect of artificially inflating the market price of our stock. Each complaint also asserts control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants. Each plaintiff seeks class certification, an unspecified amount of money damages, costs and attorneys’ fees, and any equitable, injunctive or other relief the Court deems proper.

On or about May 29, 2008, the Court appointed the Operating Engineers Pension Fund as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A., as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. On September 29, 2008, the Operating Engineers Pension Fund filed with the Court a consolidated amended complaint that alleges a new class period of February 25, 2004 through December 13, 2007 and asserts violations of the federal securities laws as described above. On December 5, 2008, we and the other defendants filed a motion to dismiss the action. The Court denied the motion on April 2, 2009.

On December 15, 2009, we, the other defendants and the lead plaintiff entered a Class Action Settlement Agreement to settle and release all remaining claims. The settlement agreement was filed on December 15, 2009 and is subject to the Court’s final approval. Pursuant to the terms of the settlement agreement, the insurance company that issued our Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order if the Court grants its final approval. The Court preliminarily approved the settlement agreement on December 23, 2009 and has scheduled a fairness hearing for March 18, 2010.

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the pending settlement and filed an opt-out complaint in the District of Massachusetts, against us and the same executive officers named as defendants in the prior actions, entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331. The complaint asserts that the plaintiffs purchased over 500,000 shares of our common stock during the class period, alleges the same violations of the federal securities laws described above, and claims that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act, 15 U.S.C. § 78(r). The plaintiffs seek an unspecified amount of money damages, costs and attorneys’ fees, and any other relief the Court deems proper. Our time within which to respond has not yet elapsed.

Derivative Litigation

On or about June 2, 2008, a derivative action was filed in the Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Musselman v. Serrao et al.,” C.A. No. 08-2444-BLS. The complaint names us as a nominal defendant and certain of our directors and executive officers as defendants. The action was filed without first making a demand on our Board of Directors to address the allegations. The complaint was amended on July 31, 2008. The amended complaint involves factual allegations relating to the PDG litigation and asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the defendants and claims for unjust enrichment and insider selling against some of the individual defendants. The relief the complaint seeks on behalf of the company includes an unspecified amount of money damages, disgorgement from some of the individual defendants, corporate governance changes, and any equitable, injunctive or other relief the court deems proper. The plaintiffs also seek costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the company. We are unable to provide a range of potential damages with respect to this action.

On or about July 1, 2008, a derivative action was filed in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Dyer v. Serrao et al.,” C.A. No. 08-2417. The plaintiff filed the action without first making a demand on our board of directors to address the allegations. The complaint names us as a nominal defendant and certain of our directors and executive officers as defendants. The complaint involves factual allegations relating to the PDG litigation and asserts a claim for breach of fiduciary duty of good faith against all of the defendants. The relief the complaint seeks on behalf of the company includes an unspecified amount of money damages and any equitable, injunctive or other relief the court deems proper. The plaintiff also seeks costs and attorneys’ fees. Because the action is derivative in nature, any damages will be for the benefit of the company. We are unable to provide a range of potential damages with respect to this action.

On August 15, 2008, on the joint motion of the parties, the Dyer and Musselman actions were consolidated and the Dyer action was ordered to be transferred to the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Dyer action was received in the Business Litigation Section on September 22, 2008 under the new civil action number 08-4132-BLS1.

On October 3, 2008, the Court granted Plaintiffs’ Motion to Appoint Co-Lead Counsel and Liaison Counsel and for Entry of a Pre-Trial Order. Defendants filed a Motion to Stay Discovery, which the Court granted on November 20, 2008.

We and the other individual defendants brought a motion to dismiss the consolidated actions that was heard by the Court on April 15, 2008. The Court granted that motion on May 28, 2009 and entered judgments dismissing the Musselman and Dyer actions on May 29, 2009.

On June 24, 2009, the Dyer and Musselman plaintiffs filed Notices of Appeal. The Superior Court noticed the assembly of the record on appeal in both actions on July 16, 2009, and, on July 22, 2009, the Massachusetts Appeals Court consolidated both appeals on its docket at No. 2009-P-1426. The appeal was fully briefed on January 22, 2010. The Massachusetts Appeals Court has not yet set the date for the hearing. We intend to defend the matter vigorously.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Select Market system under the symbol “ADPI.” The following table sets forth the range of the reported high and low sales prices of our common stock for the years ended December 31, 2008 and 2009.

2008	High	Low
1st Quarter	$10.68	$8.19
2nd Quarter	$12.50	$8.67
3rd Quarter	$14.17	$10.01
4th Quarter	$12.00	$6.30

2009	High	Low
1st Quarter	$7.20	$5.86
2nd Quarter	$10.03	$6.02
3rd Quarter	$14.37	$9.16
4th Quarter	$15.26	$10.99

On March 8, 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $13.20 per share. The approximate number of holders of record of our common stock at March 8, 2010 was 14. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. We have never declared or paid cash dividends on our capital stock and our credit agreement contains restrictions on our ability to pay cash dividends (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”).

Our performance graph below (and the accompanying data points upon which the graph is based on) provides a graphical comparison of our stock performance to comparable indices over five years.

	12/04	12/05	12/06	12/07	12/08	12/09

American Dental Partners, Inc.	100.00	143.04	149.45	79.35	54.91	101.98
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
S&P Health Care	100.00	106.46	114.48	122.67	94.69	113.34

Summary of Equity Plans

See Item 12 of Part III for a summary of equity plans as of December 31, 2009.

Recent Sales of Unregistered Securities

None.

Recent Share Repurchases

None.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share amounts and Statistical Data)

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of income for fiscal years 2009, 2008 and 2007 and consolidated balance sheets as of December 31, 2009 and 2008 are derived from our consolidated financial statements included elsewhere in this annual report. Data with respect to the consolidated statements of income for fiscal years 2006 and 2005 and consolidated balance sheets as of December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements as previously filed. The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report.

	Years Ending December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net revenue	$274,342	$291,108	$278,755	$217,917	$196,928

Operating expenses:
Salaries and benefits (1)	117,429	127,273	119,616	91,289	83,727
Lab fees and dental supplies	39,691	42,836	43,209	35,066	31,638
Office occupancy	34,326	33,878	31,457	26,404	23,013
Other operating expenses (1)	23,739	24,539	23,195	19,077	18,283
General corporate expenses	13,709	12,366	14,427	11,126	9,570
Depreciation	11,137	11,054	9,422	7,845	7,001
Amortization of intangible assets	9,463	9,634	7,049	5,358	5,007
Litigation expense	-	(30,662)	36,734	1,570	-

Total operating expenses	249,494	230,918	285,109	197,735	178,239

Earnings from operations	24,848	60,190	(6,354)	20,182	18,689
Interest expense	11,055	10,193	5,253	1,848	1,804

Earnings before income taxes	13,793	49,997	(11,607)	18,334	16,885
Income taxes	5,475	19,245	(4,281)	7,146	6,594

Consolidated net earnings	8,318	30,752	(7,326)	11,188	10,291
Noncontrolling interest	589	634	390	54	-

Net earnings	$7,729	$30,118	$(7,716)	$11,134	$10,291

Net earnings (losses) per common share (2):
Basic	$0.55	$2.34	$(0.61)	$0.91	$0.86
Diluted	$0.55	$2.29	$(0.61)	$0.86	$0.81
Weighted average common shares outstanding (2):
Basic	13,946	12,876	12,681	12,301	12,006
Diluted	14,155	13,150	12,681	12,916	12,716

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,807	$6,626	$6,376	$1,386	$592
Working capital	(4,803)	13,588	(19,897)	(4,813)	2,055
Total assets (3)	374,011	353,253	368,506	196,386	170,937
Total debt	102,191	131,637	141,174	33,888	32,162
Total stockholders’ equity	185,459	146,498	114,903	116,311	101,895

Statistical Data:
Number of states	19	18	18	18	18
Number of affiliated practices (4) (5)	27	25	26	22	19
Number of dental facilities (4)	268	241	266	209	187
Number of operatories (4) (6)	2,259	2,107	2,357	1,944	1,761
Number of affiliated dentists (4) (7)	533	545	611	470	435
Patient revenue of affiliated practices (in thousands)	$418,405	$415,958	$418,471	$337,401	$302,982

(1) Certain expenses in previous years were reclassified from other operating expenses to salaries and benefits to agree with current year presentation.

(2) Net earnings per common share are computed on the basis described in Notes 2 and 14 to our Consolidated Financial Statements.

(3) Amounts due to affiliated practices have been reclassified from accounts receivable, net of accounts payable for all years presented.

(4) On December 31, 2007, the service agreement with PDG, P.A. was terminated, and we transferred the assets of 25 of the 31 dental facilities in the relevant affiliated dental group to PDG, P.A. These 25 locations had 256 operatories and 77 full-time equivalent dentists at December 31, 2007.

(5) Two affiliated practices, Texas Oral & Maxillofacial Surgical Associates and Carus Dental, merged in 2008.

(6) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(7) Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of dental facilities, support staff and business services to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices, and we make substantial investments to support each affiliated practice’s growth. We provide or assist with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. At December 31, 2009 we were affiliated with 27 dental group practices, comprising 533 full-time equivalent dentists practicing in 268 dental facilities in 19 states.

Our net revenue depends primarily on revenue generated by the affiliated practices. Demand for dental care has declined among patients both with and without dental insurance. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. The recent economic downturn has caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us has been lower net revenue and lower profit margins. We anticipate that negative macroeconomic conditions will continue to adversely affect our business in 2010, although we are unable to predict the likely duration or severity of those conditions or the magnitude effect on our business or results of operations. We do not, however, believe that the current economic conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

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

During 2009, 2008 and 2007, we completed 6, 8 and 14 acquisition and affiliation transactions, respectively. In five of these transactions, we acquired non-clinical assets and entered into long-term service agreements with the affiliated practices. In one of these transactions, we developed de novo dental facilities rather than acquiring non-clinical assets, and we entered into a long-term service agreement with the affiliated practice. In 22 of these transactions, we completed in-market practice acquisitions, which became subject to existing service agreements. These acquisition and affiliation transactions resulted in the addition of 89 dental facilities and 569 operatories. The 2009, 2008 and 2007 acquisition and affiliation transactions, at the time of the transactions, generated $27,000,000, $5,000,000 and $109,000,000 of pro forma patient revenue on an annualized basis, respectively.

We are constantly evaluating potential acquisition and affiliation transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities.

Litigation Settlement Agreements

In December 2007, we entered into a settlement agreement in the litigation matter with PDG, P.A., formerly the affiliated practice at Park Dental. Pursuant to the settlement agreement, the service agreement with PDG was terminated effective December 31, 2007, and we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG. We retained the remaining six dental facilities, which were combined with Metro Dentalcare. We also entered into a transition services agreement with PDG to provide services for a period of nine months through September 30, 2008 for $19,000,000, which was recorded as $10,000,000 in net revenue and $9,000,000 as an offset to the litigation loss. We completed the transition services, received the related $19,000,000 payment and completed the final steps in the termination of the relationship with PDG. As a result of the PDG settlement, our results of operations may not be comparable period to period and may not reflect the results of operations to be expected in future periods.

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by our dental benefits third party administrator or fees earned by our dental laboratory and other miscellaneous revenue. For 2008, other revenue also includes fees earned under the transition services agreement with PDG.

The following table provides the components of our net revenue for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Reimbursement of expenses	$187,127	$189,500	$187,260
Business service fees	59,976	55,971	64,088

Revenue earned under service agreements	247,103	245,471	251,348
Other revenue (1)	27,239	45,637	27,407

Net revenue	$274,342	$291,108	$278,755

(1) 2008 includes $17,697 earned from the transition services agreement with PDG (See “Litigation Settlement Agreements”).

Revenue earned from business service fees and reimbursed expenses under the terms of the affiliated practice service agreements represented 90%, 84% and 90% of net revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in other revenue in 2008 was due to revenue earned under our transition services agreement with PDG. We believe both the affiliated practices and our other revenue sources have been affected by changes in the U.S. economy that we believe have influenced discretionary spending for dental services not covered wholly or significantly by dental benefit plans. The Arizona Tooth Doctor business is directly affected by patient care service reimbursed under Arizona’s Medicaid program.

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and business service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services provided and capital committed by us. Under certain service agreements, representing 77% of our 2009 business service fees, our business service fee consists of a monthly fee that is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses. Under certain service agreements, representing 22% of our 2009 business service fees, our business service fee consists entirely of a fixed monthly fee determined by agreement between us and the affiliated practice in a formal planning process. Under certain other service agreements, representing less than 1% of our 2009 business service fees, our business service fee consists of either a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year, a specified percentage of patient revenue or a specified percentage of collections on patient revenue.

We account for net revenue from the reimbursement of expenses on an accrual basis and recognize revenue when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Other revenue includes patient revenue of Arizona Tooth Doctor, fees earned by our dental benefits third party administrator, dental laboratory fees and other miscellaneous revenue.

Patient Revenue of the Affiliated Practices

We believe it is important for investors to understand patient revenue of the affiliated practices, which with the exception of Arizona Tooth Doctor, we do not own or control. We do not consolidate the financial statements of these affiliated practices with ours, and accordingly their patient revenue is not a measure of our financial performance under generally accepted accounting principles. It is however, a financial measure we use to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to the service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, under fee-for-service, PPO plans, and dental referral plans and managed care capitation plans. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts with the affiliated practices. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the years ended December 31:

	2009	2008	2007
Fee-for-service	15%	19%	28%
PPO and dental referral plans	77%	70%	60%
Capitated managed care plans	8%	11%	12%

For the affiliated practices that we do not own and are affiliated with us by means of a service agreement, after collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by these affiliated practices for compensation of dentists and, in certain states, hygienists and/or dental assistants who are employed by them.

The following table sets forth for the years ended December 31, 2009, 2008 and 2007, same market patient revenue of all the affiliated practices, the amounts due to us under service agreements, and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2009	2008		2008	2007
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$413,742	$414,197	-0.1%	$322,318	$305,249	5.6%
Platform dental group practices that affiliated with us during periods of comparison	4,663	1,761	164.8%	93,640	113,222	-17.3%

Total patient revenue	418,405	415,958	0.6%	415,958	418,471	-0.6%
Patient revenue of Arizona Tooth Doctor	24,708	24,438	1.1%	24,438	22,426	9.0%

Patient revenue of affiliated practices other than Arizona
Tooth Doctor	393,697	391,520	0.6%	391,520	396,045	-1.1%
Amounts due to us under service agreements	247,103	245,471	0.7%	245,471	251,241	-2.3%

Amounts retained by affiliated practices other than
Arizona Tooth Doctor	$146,594	$146,049	0.4%	$146,049	$144,804	0.9%

Same market patient revenue growth was -0.1% for the year ended December 31, 2009 and was composed of a 0.9% decrease in provider hours, a 2.4% increase in provider productivity and a 1.6% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2009 excludes platform affiliations that occurred after January 1, 2008. Same market patient revenue growth was 5.6% for the year ended December 31, 2008 and was composed of an 8.4% increase in provider hours and 1.5% reduction in provider productivity, with the remainder being attributable to deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for 2008 excludes platform affiliations that occurred after January 1, 2007.

Amounts retained by affiliated practices, excluding Arizona Tooth Doctor, decreased as a percentage of patient revenue of affiliated practices we do not own from 37.3% in 2008 to 37.2% in 2009. Amounts retained by affiliated practices we do not own increased as a percentage of patient revenue of affiliated practices we do not own from 36.6% in 2007 to 37.3% in 2008 primarily due to increased provider expense.

Results of Operations

The following tables set forth our net revenue and results of operations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009		2008		2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$274,342	100.0%	$291,108	100.0%	$278,755	100.0%
Salaries and benefits (1)	117,429	42.8%	127,273	43.7%	119,616	42.9%
Lab fees and dental supplies	39,691	14.5%	42,836	14.7%	43,209	15.5%
Office occupancy	34,326	12.5%	33,878	11.6%	31,457	11.3%
Other operating expenses (1)	23,739	8.7%	24,539	8.4%	23,195	8.3%
General corporate expenses (2)	13,709	5.0%	12,366	4.2%	14,427	5.2%
Depreciation expense	11,137	4.1%	11,054	3.8%	9,422	3.4%
Amortization of intangible assets	9,463	3.4%	9,634	3.3%	7,049	2.5%
Litigation expense (2)	-	0.0%	(30,662)	-10.5%	36,734	13.2%

Total operating expenses	249,494	90.9%	230,918	79.3%	285,109	102.3%

Earnings from operations	24,848	9.1%	60,190	20.7%	(6,354)	-2.3%
Interest expense, net	11,055	4.0%	10,193	3.5%	5,253	1.9%

Earnings before income taxes	13,793	5.0%	49,997	17.2%	(11,607)	-4.2%
Income taxes	5,475	2.0%	19,245	6.6%	(4,281)	-1.5%

Consolidated net earnings	8,318	3.0%	30,752	10.6%	(7,326)	-2.6%
Noncontrolling interest	589	0.2%	634	0.2%	390	0.1%

Net earnings	$7,729	2.8%	$30,118	10.3%	$(7,716)	-2.8%

(1) Certain expenses in previous years were reclassified from other operating expenses to salaries and benefits to agree with current year presentation.

(2) Professional fees associated with the PDG litigation of $1,103 and $3,371 for the years ended December 31, 2008 and 2007 have been reclassified from general corporate expense to litigation expense.

Financial Presentation of Litigation Settlement

On February 29, 2008, under the terms of a settlement agreement entered into on December 26, 2007 among American Dental Partners, Inc.; PDHC, one of our Minnesota subsidiaries; PDG, Dental Specialists of Minnesota, P.A.; and Northland Dental Partners, P.L.L.C. to settle outstanding litigation among the parties, we transferred the operating assets of 25 of 31 Park Dental facilities and associated trade names to PDG, forgave outstanding accounts receivable due from PDG and entered into a transition services agreement with PDG to provide interim management services through September 30, 2008. See “Litigation Expense” for a discussion of how we have accounted for the transactions.

In addition to our actual results, we believe it is necessary to provide a pro forma financial presentation for fiscal years 2008 and 2007 to exclude temporary and non-recurring items related to the litigation settlement as we believe that the pro forma presentation is important to understanding future trends of our underlying and ongoing operations. The pro forma information consists of non-GAAP financial measures. There were no significant non-recurring items that require the Company to include pro forma financial information for fiscal year 2009.

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the twelve months ended December 31, 2008 (in thousands except per share amounts):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$291,108	$7,697	$10,000	$273,411
Operating expenses
Salaries and benefits	127,273	4,717	1,453	121,103
Lab fees and dental supplies	42,836	1,436	-	41,400
Office occupancy expenses	33,878	1,092	180	32,606
Other operating expenses	24,539	135	323	24,081
General corporate expenses	12,366	-	-	12,366
Litigation expenses	(30,662)	(30,662)	-	-

EBITDA	80,878	30,979	8,044	41,855
Depreciation	11,054	317	42	10,695
Amortization	9,634	-	-	9,634

Earnings from operations	60,190	30,662	8,002	21,526
Interest expense, net	10,193	-	-	10,193

Earnings before income taxes	49,997	30,662	8,002	11,333
Income taxes	19,245			4,171

Consolidated net earnings	30,752			7,162
Noncontrolling interest	634	-	-	634

Net earnings	30,118			6,528
Amortization of service agreements, net of tax	5,456			5,455

Cash net earnings	$35,574			$11,983

Diluted net earnings per common share	$2.29			$0.50

Diluted cash net earnings per common share	$2.71			$0.91

Pro forma adjustments for settlement assets include the following items: (i) revenue due us from PDG for the operating expenses of the 25 dental facilities prior to their transfer to PDG on February 29, 2008 and the operating expenses associated with the PDG doctors who practiced temporarily in the 6 dental facilities retained by us, (ii) a gain on disposal of assets of $30,763,000, pursuant to authoritative guidance for impairment or disposal of long-lived assets, (iii) insurance proceeds of $1,002,000 received for professional fees that were partially reimbursable pursuant to insurance coverage and (iv) professional fees and other expenses associated with the litigation of $1,103,000.

Pro forma adjustments for management services include revenue earned under the transition services agreement with PDG and estimated expenses to provide these services, and salaries and benefits expense of management staff, including severance, who have been terminated as a result of realigning our Minnesota based management team.

The following table reconciles the actual results of operations to our pro forma non-GAAP financial measures for the twelve months ended December 31, 2007 (in thousands except per share amounts):

		Pro Forma Adjustments
	Actual	Settlement Assets	Management Services	Pro Forma
Net revenue	$278,755	$36,246	$12,498	$230,011
Operating expenses
Salaries and benefits	119,616	20,316	1,995	97,305
Lab fees and dental supplies	43,209	6,883	-	36,326
Office occupancy expenses	31,457	4,611	214	26,632
Other operating expenses	23,195	3,059	288	19,848
General corporate expenses	14,427	-	-	14,427
Litigation expenses	36,734	36,734	-	-

EBITDA	10,117	(35,357)	10,001	35,473
Depreciation	9,422	1,377	54	7,991
Amortization	7,049	-	-	7,049

Earnings from operations	(6,354)	(36,734)	9,947	20,433
Interest expense, net	5,253	-	-	5,253
Minority interest	390	-	-	390

Earnings before income taxes	(11,997)	(36,734)	9,947	14,790
Income taxes	(4,281)			5,798

Net earnings	(7,716)			8,992
Amortization of service agreements, net of tax	4,282			4,282

Cash net earnings	$(3,434)			$13,274

Diluted net earnings per common share	$(0.61)			$0.68

Diluted cash net earnings per common share	$(0.27)			$1.00

For comparability purposes with the twelve months ended December 31, 2008, pro forma adjustments for settlement assets include: (i) revenue due to us from PDG for the operating expenses of the 25 dental facilities transferred to PDG as part of the litigation settlement of $36,246,000, (ii) the fair value of the assets transferred to PDG, interim management fee in excess of fair value and forgiveness of outstanding accounts receivable and (iii) professional fees related to the litigation of $3,731,000.

Pro forma adjustments for management services include: (i) business service fees earned under the service agreement with PDG, which terminated effective December 31, 2007 of $12,498,000, and (ii) estimated expenses to provide these services.

The following table sets forth the percentage change between the GAAP financials for the twelve months ended December 31, 2009 and the pro forma non-GAAP financial measures for the twelve months ended December 31, 2008 (dollars in thousands):

	2009		2008
	Actual Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$274,342	100.0%	$273,411	100.0%	0.3%
Operating expenses
Salaries and benefits	117,429	42.8%	121,103	44.3%	-3.0%
Lab fees and dental supplies	39,691	14.5%	41,400	15.1%	-4.1%
Office occupancy expenses	34,326	12.5%	32,606	11.9%	5.3%
Other operating expenses	23,739	8.7%	24,081	8.8%	-1.4%
General corporate expenses	13,709	5.0%	12,366	4.5%	10.9%

EBITDA	45,448	16.6%	41,855	15.3%	8.6%
Depreciation	11,137	4.1%	10,695	3.9%	4.1%
Amortization	9,463	3.4%	9,634	3.5%	-1.8%

Earnings from operations	24,848	9.1%	21,526	7.9%	15.4%
Interest expense, net	11,055	4.0%	10,193	3.7%	8.5%

Earnings before income taxes	13,793	5.0%	11,333	4.1%	21.7%
Income taxes	5,475	2.0%	4,171	1.5%	31.3%

Consolidated net earnings	8,318	3.0%	7,162	2.6%	16.1%
Noncontrolling interest	589	0.2%	634	0.2%	-7.1%

Net earnings	$7,729	2.8%	$6,528	2.4%	18.4%

The following table sets forth the percentage change between the pro forma non-GAAP financial measures for the twelve months ended December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Pro Forma Amounts	% of Net Revenue	Pro Forma Amounts	% of Net Revenue	% Change
Net revenue	$273,411	100.0%	$230,011	100.0%	18.9%
Operating expenses
Salaries and benefits	121,103	44.3%	97,305	42.3%	24.5%
Lab fees and dental supplies	41,400	15.1%	36,326	15.8%	14.0%
Office occupancy expenses	32,606	11.9%	26,632	11.6%	22.4%
Other operating expenses	24,081	8.8%	19,848	8.6%	21.3%
General corporate expenses	12,366	4.5%	14,427	6.3%	-14.3%

EBITDA	41,855	15.3%	35,473	15.4%	18.0%
Depreciation	10,695	3.9%	7,991	3.5%	33.8%
Amortization	9,634	3.5%	7,049	3.1%	36.7%

Earnings from operations	21,526	7.9%	20,433	8.9%	5.3%
Interest expense, net	10,193	3.7%	5,253	2.3%	94.0%

Earnings before income taxes	11,333	4.1%	15,180	6.6%	-25.3%
Income taxes	4,171	1.5%	5,798	2.5%	-28.1%

Consolidated net earnings	7,162	2.6%	9,382	4.1%	-23.7%
Noncontrolling interest	634	0.2%	390	0.2%	62.6%

Net earnings	$6,528	2.4%	$8,992	3.9%	-27.4%

Management believes that this pro forma presentation provides a better understanding of our results of operations and potential future trends of our underlying operations.

Net Revenue

Net revenue decreased 5.8% to $274,342,000 in 2009 from $291,108,000 in 2008 and increased 4.4% to $291,108,000 in 2008 from $278,755,000 in 2007. Net revenue increased in 2008 as a result of the transition services agreement with PDG and a full year contribution of Metro Dentalcare acquired in September 2007 offset by the transfer of 25 Park Dental facilities to PDG effective December 31, 2007. Net revenue earned under our transition services agreement with PDG represented approximately 6% of our consolidated net revenue in 2008, and net revenue from our service agreement with PDG, which terminated effective December 31, 2007, represented approximately 23% of our consolidated net revenue in 2007.

Net revenue increased 0.3% to $274,342,000 in 2009 from pro forma net revenue of $273,411,000 in 2008. The increase was primarily due to the contribution of the Christie Dental platform affiliation entered into on December 1, 2009 and the newly created platform affiliation, Texas Tooth Doctor for Kids, in which we developed two de novo facilities in January 2009 and July 2009. Pro forma net revenue increased 18.9% to $273,411,000 in 2008 from pro forma net revenue of $230,011,000 in 2007. This increase was due to a full year of net revenue earned from our platform affiliation with Metro Dentalcare, in-market practice acquisitions completed in 2007 and an increase in revenue at Arizona Tooth Doctor.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 22% of net revenue for 2009, 21% of pro forma net revenue for 2008 and 7% of pro forma net revenue for 2007. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 14% of net revenue for 2009, 13% of pro forma net revenue for 2008 and 14% of pro forma net revenue for 2007. No other service agreement or customers accounted for greater than 10% of 2009 net revenue and 2008 and 2007 pro forma net revenue. The termination of either of these service agreements could have a material adverse effect on our business, financial condition and results of operations.

Salaries and Benefits

Salaries and benefits expense includes costs for personnel working at the dental facilities, dental laboratories and local and regional shared service centers. At the facility level, we generally employ the administrative staff and, where permitted by state law, the hygienists and dental assistants. We also employ the dentists at Arizona Tooth Doctor. The personnel at the local and regional shared service centers support the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 42.8% in 2009 from 43.7% in 2008. Salaries and benefits expense as a percentage of net revenue increased to 43.7% in 2008 from 42.9% in 2007.

Salaries and benefits expense as a percentage of net revenue decreased to 42.8% in 2009 from 44.3% of pro forma net revenue in 2008. The decrease was due primarily due to actions we have taken with staffing and compensation management initiatives in response to current economic conditions. Pro forma salaries and benefits expense as a percentage of pro forma net revenue increased to 44.3% in 2008 from pro forma salaries and benefits expense as a percentage of pro forma net revenue of 42.3% in 2007. The increase is due to underutilization of the six dental facilities that we did not transfer to PDG as part of the litigation settlement, which resulted in higher salaries costs as a percentage of net revenue, Arizona Tooth Doctor where we employ dentists and to a lesser degree a full year impact of Metro Dentalcare.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliated practice to affiliated practice and is affected by the volume and type of procedures performed. These expenses are significantly affected by the patient revenue of the affiliated practices, and as a percentage of patient revenue were 9.5% for 2009 and 10.3% for 2008 as revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost dental procedures that do not have lab fees.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.5% in 2009 from 14.7% in 2008. Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.7% in 2008 from 15.5% in 2007.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.5% of net revenue in 2009 from 15.1% of pro forma net revenue in 2008. The decrease was largely attributed to a reduction of lab fees and to a lesser extent dental supply costs. Lab fees and dental supplies expense as a percentage of net revenue decreased to 15.1% of pro forma net revenue in 2008 from 15.8% of pro forma net revenue in 2007. The decrease was due to concerted efforts to manage dental supplies expense across all affiliated practices and reduced lab fees at our specialty affiliated practices where lab fees are lower than the average for the overall business.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and the local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.5% in 2009 from 11.6% in 2008. Office occupancy expense as a percentage of net revenue increased to 11.6% in 2008 from 11.3% in 2007.

Office occupancy expense as a percentage of net revenue increased to 12.5% in 2009 from 11.9% of pro forma net revenue in 2008. The increase was largely due to our 2008 affiliation activity, in which several new facilities were acquired; the expansion of our pediatric Medicaid business in Texas; the Christie Dental acquisition; and to a lesser degree increased rent and related charges at certain locations. Pro forma office occupancy expense as a percentage of pro forma net revenue increased to 11.9% in 2008 from 11.6% of pro forma net revenue in 2007. The increase is primarily due to the six retained facilities that we did not transfer to PDG as part of the litigation settlement and the affiliation with Barzman, Kasimov & Vieth, or BKV, where office occupancy as a percentage of net revenue was higher than our other affiliated dental groups.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses.

Other operating expenses increased as a percentage of net revenue to 8.7% in 2009 from 8.4% in 2008. Other operating expenses increased as a percentage of net revenue to 8.4% in 2008 from 8.3% in 2007.

Other operating expenses as a percentage of net revenue decreased to 8.7% in 2009 from 8.8% of pro forma net revenue in 2008. The decrease is due primarily to lower professional fees and travel expenses. Other operating expenses as a percentage of pro forma net revenue increased to 8.8% in 2008 from 8.6% of pro forma net revenue in 2007. This increase is due to new affiliations completed in 2008, increased administrative expenses at several of the affiliated dental groups and the disposal of undepreciated assets associated with the relocation of a dental facility.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office, and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue increased to 5.0% in 2009 from 4.2% in 2008. General corporate expenses as a percentage of net revenue decreased to 4.2% in 2008 from 5.2% in 2007.

General corporate expenses as a percentage of net revenue increased to 5.0% in 2009 from 4.5% of pro forma net revenue in 2008. This increase is due to higher incentive compensation expense in 2009. Pro forma general corporate expenses as a percentage of pro forma net revenue decreased to 4.5% for 2008 from 6.3% of pro forma net revenue in 2007. This decrease is due to a reduced incentive compensation expense and reduced travel expenses.

Stock-based compensation expense was $1,603,000, $1,978,000 and $1,898,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, increased to 4.1% of net revenue in 2009 from 3.8% in 2008. Depreciation expense, increased to 3.8% of net revenue in 2008 from 3.4% in 2007.

Depreciation expense as a percentage of net revenue increased to 4.1% in 2009 from 3.9% of pro forma net revenue in 2008. The increase was the result of facility investments and accelerated amortization of leasehold improvements associated with the anticipated closing of dental facilities. Depreciation expense as a percentage of pro forma net revenue increased to 3.9% in 2008 from 3.5% of pro forma net revenue in 2007. The increase was the result of the underutilization of the six facilities that we did not transfer to PDG as part of the litigation settlement and 2008 facility investments.

We expect to continue to invest in the development of new dental facilities and the relocation and/or expansion of existing dental facilities in 2010.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue increased to 3.4% in 2009 from 3.3% in 2008. Amortization expense as a percentage of net revenue increased to 3.3% in 2008 from 2.5% in 2007.

Amortization expense as a percentage of net revenue decreased to 3.4% for 2009 from 3.5% of pro forma net revenue for 2008. The decrease is attributed to a change in the classification of our Metro Dentalcare trade name from a definite lived to an indefinite lived asset. Amortization expense as a percentage of pro forma net revenue increased to 3.5% for 2008 from 3.1% of pro forma net revenue for 2007. The increase was due to affiliations completed during 2007, most notably the affiliation with BKV.

Litigation Expense

On February 29, 2008, under the terms of the PDG litigation settlement agreement we transferred the operating assets of 25 of the 31 Park Dental facilities to PDG. Pursuant to authoritative guidance for accounting for the impairment or disposal of long-lived assets we realized a net gain of $30,763,000, which represents the fair value of the assets transferred in excess of the book value of the assets transferred; insurance proceeds of $1,002,000 for professional fees associated with the PDG litigation, which were partially reimbursable pursuant to insurance coverage offset by professional fees; and other net expenses associated with the litigation of $1,103,000. In addition, we recorded a management service fee from PDG in 2008 totaling $10,000,000 offset by the costs to provide these services, including severance costs.

We accrued a loss contingency of $30,968,000 at December 31, 2007, which is comprised of the following items: (i) $39,968,000 representing the estimated fair value, using discounted cash flows, of the operating assets being transferred and (ii) a reduction of $9,000,000 from the $19,000,000 that was paid by PDG, which represents the amount deemed in excess of the fair market value of the management services to be provided. In addition to this $30,968,000 accrual, litigation expense in our statement of operations is also comprised of the following: (i) $2,035,000 of accounts receivable due from PDG, P.A. that we reserved as part of the litigation settlement and (ii) professional fees associated with the litigation of $3,731,000.

Earnings from Operations

Earnings from operations decreased to $24,848,000 in 2009 from $60,190,000 in 2008. Earnings from operations increased to $60,190,000 in 2008 from a loss of $(6,354,000) in 2007. The primary reason for the increase in 2008 was the litigation gain and the decrease in 2007 was the litigation expense.

Earnings from operations increased 15.4% to $24,848,000, or 9.1% of net revenue, in 2009 from $21,526,000, or 7.9% of pro forma net revenue, in 2008. The increase is primarily due to improvement in salaries and benefit management. Earnings from operations increased 5.3% to $21,526,000, or 7.9% of pro forma net revenue, in 2008 from $20,433,000, or 8.9% of pro forma net revenue, in 2007. The decrease as a percentage of pro forma net revenue is primarily due to increased depreciation and amortization expense, increased salaries and benefits and other operating expenses somewhat offset by reduced general corporate expense and lab fees and dental supplies.

Interest Expense

Net interest expense increased to $11,055,000 in 2009 from $10,193,000 in 2008. The increase in interest expense was primarily the result of $989,000 of expense comprised of certain unamortized deferred financing costs of our prior credit facilities and debt advisory fees, offset by reduced borrowing levels. Net interest expense increased to $10,193,000 in 2008 from $5,253,000 in 2007. The increase in interest expense was primarily due to greater borrowings as a result of acquisitions and affiliations completed in 2007 and to a lesser extent higher credit spreads over LIBOR and an increase in amortization of bank fees associated with our credit facility. Interest expense in 2007 included $851,000 of unamortized deferred financing costs as a result of the forbearance agreement we entered into with our lenders on December 18, 2007.

Noncontrolling Interest

Noncontrolling interest decreased to $589,000 in 2009 from $634,000 in 2008. The decrease is primarily due to the acquisition of the remaining 10% ownership interest from the noncontrolling holders in one of our subsidiaries in 2008. Noncontrolling interest increased to $634,000 in 2008 from $390,000 in 2007. The increase in noncontrolling interest expense is primarily due to gains attributable to the minority interest holders in the earnings of the Arizona Tooth Doctor.

Income Taxes

Our effective tax rate was 39.7% for 2009, 39.0% for 2008 and 35.7% in 2007. The change in 2009 is attributable to an increase in our uncertain tax positions. We expect our effective tax rate in 2010 to be between 39.0% and 39.5%.

Net Earnings

Net earnings decreased to $7,729,000 in 2009 as compared to $30,118,000 in 2008. Net earnings increased to $30,118,000 in 2008 as compared to a loss of ($7,716,000) in 2007.

Net earnings increased 18.4% to $7,729,000, or 2.8% of net revenue, in 2009 from $6,528,000, or 2.4% of pro forma net revenue, in 2008. The increase is due to lower salaries and benefits somewhat offset by higher interest expense. Pro forma net earnings decreased 27.4% to $6,528,000 or 2.4% of pro forma net revenue in 2008 from $8,992,000 or 3.9% of pro forma net revenue in 2007. The decrease is due to an increase in interest expense and salaries and benefits expense offset by reduced general corporate expense.

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from cash flow from operations and borrowings under senior credit facilities and most recently from the issuance of common stock. We have, in the past, also issued subordinated promissory notes to finance certain capital needs but have not done so in recent years.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2010 to be between $12,000,000 and $13,000,000.

Operating Activities

For the years ended December 31, 2009 and 2008, cash provided by operating activities amounted to $40,445,000 and $38,561,000, respectively. Excluding the impact of the transition services agreement with PDG, cash provided by operating activities in 2008 would have been approximately $28,597,000. In 2009, cash flow from operations primarily resulted from net earnings after adding back non-cash items, a reduction in accounts receivable and an increase in accrued compensation and benefits partially offset by a decrease in accounts payable and accrued expenses. The reduction in accounts receivable, net is primarily due to a reduction in amounts due from the affiliated practices, which is largely affected by patient receivables at the affiliated practices. Days revenue outstanding for patient receivables decreased to 28 days as of December 31, 2009 from 35 days as of December 31, 2008. The decrease in days revenue outstanding for patient receivables was primarily due to enhanced account receivable information and processes associated with Improvis®. The increase from accrued compensation and benefits is largely the result of minimal payments in 2009 for incentive compensation earned in 2008 and accruals in 2009 for incentive compensation earned in 2009 that will not be disbursed until 2010. The decrease from accounts payable and accrued expenses is related to timing differences between the periods of comparison. For the years ended December 31, 2008 and 2007, cash provided by operating activities amounted to $38,561,000 and $25,574,000, respectively. In 2008, cash flow from operations primarily resulted from net earnings after adding back non-cash items, a decrease in accrued expenses and a decrease in accrued compensation and benefits and an estimated $9,964,000, net of taxes, from the transition services agreement with PDG, partially offset by an increase in accounts receivable. The decrease in accrued compensation and benefits is due to payment of incentive compensation earned in 2007 and paid in 2008 and significantly reduced incentive compensation earned and accrued in 2008. The increase in accounts receivable, net, is due to an increase in amounts due from the six locations we retained in the PDG settlement. Days revenue outstanding for patient receivables at the affiliated practices decreased to 35 days as of December 31, 2008 from 38 days as of December 31, 2007. The decrease in days revenue outstanding for patient receivables is primarily due to a continued focus on receivables management at the affiliated practices.

Investing Activities

For the years ended December 31, 2009 and 2008, cash used for investing activities amounted to $34,794,000 and $27,541,000, respectively. The net increase of $7,253,000 in cash used in investing activities is primarily due to an increase of $23,141,000 in cash used for affiliations and acquisitions in 2009, net of cash acquired, offset by a decrease in 2009 of $10,138,000 for contingent and deferred payments. The increase in cash paid for affiliations is primarily due to $27,000,000 of cash consideration paid for the acquisition of Christie Dental. The decrease in contingent payments is due to a contingent payment in 2008 related to the Metro Dentalcare acquisition of approximately $9,685,000. For the years ended December 31, 2008 and 2007, cash used for investing activities amounted to $27,541,000 and $132,852,000, respectively. The net decrease of $105,311,000 in cash used in investing activities is primarily due to cash paid in 2007 of $102,000,000 for the platform affiliation with Metro Dentalcare and the in-market acquisition of BKV.

Financing Activities

For the years ended December 31, 2009 and 2008, cash used by financing activities amounted to $5,470,000 and $10,770,000, respectively. The decrease of $5,300,000 in cash used by financing activities is primarily due to $29,209,000 raised in common equity and $125,556,000 borrowed to retire prior credit facilities and payment of $5,831,000 in debt issuance costs whereas in 2008 we had cash flow from operations to pay down debt by $9,350,000. For the years ended December 31, 2008 and 2007, cash (used)/provided by financing activities amounted to $(10,770,000) and $112,268,000, respectively. The decrease of $123,038,000 in cash provided by financing activities is primarily due to our term loan borrowing of $100,000,000 in 2007 and increased net repayments on our revolving credit facility of approximately $16,100,000.

Credit Agreements

In August 2009, we entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option at either prime or the greater of LIBOR or 2% plus a margin. The margin is based our debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.0% for LIBOR borrowings. In addition, we pay a commitment fee on the unused balance of the revolving line of credit that ranges from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

The senior secured credit facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended March 31, 2010 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012 and $53,000,000 due at maturity. The total amount of repayments in 2009 on the term loan was $2,000,000.

We must comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the senior secured credit agreement. Pursuant to provisions of the senior secured credit facility, we are permitted to borrow up to $25,000,000 annually for acquisitions including earn-outs and contingent payments on previously completed acquisitions. In November 2009, we entered into an amendment of the credit facility in order to fund the acquisition of Christie Dental pursuant to which we were permitted to make acquisitions up to $32,000,000 annually through December 31, 2009 and up to $25,000,000 thereafter. We were in compliance with all amended covenants as of December 31, 2009.

The outstanding balance with respect to the senior secured credit facility as of December 31, 2009 was $78,000,000 under the term loan and $23,850,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,669,200 at December 31, 2009, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $26,140,000 was available for borrowing under the revolving line of credit.

In connection with the equity offering and borrowings under the senior secured credit facility, we retired our previous $75,000,000 revolving line of credit and $100,000,000 term loan in August 2009.

We entered into an interest rate swap on May 9, 2007 on $20,000,000 of our borrowings. Under this arrangement, we have effectively converted three-month, floating LIBOR interest rate exposure, plus a credit spread, to a fixed 5.0%, plus a credit spread, until February 2012.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2009 is as follows (in thousands):

	Payments due by period
	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt (1)	$341	$185	$156	$-	$-
Senior secured credit facility (2)	101,850	8,500	93,350	-	-
Interest rate swap (3)	1,641	-	1,641	-	-
Operating leases (4)	94,600	19,276	29,683	21,043	24,598
Accrued contingent payments (5)	299	48	251	-	-

Total	$198,731	$28,009	$125,081	$21,043	$24,598

(1) In addition to these contractual obligations, future interest payments relating to our long-term debt are fixed at rates between 6% and 7% and are due as follows: $16 in 2010 and $5 in 2011.

(2) Future interest obligations relating to senior secured credit facility are payable at variable interest rates. Based on current interest rates of 6.03% to 7.75% on the term loan, our future interest obligations are as follows: $5,469 in 2010 and $7,435 in 2011-2012. Future interest obligations related to our revolving line of credit are not determinable as interest rates are variable and do not include a required principal repayment schedule.

(3) In 2007, we hedged $20,000 of our market interest rate exposure at 5% plus a credit spread. Interest based on current rates of $1,000 per year through 2012.

(4) Operating lease payments include amounts that are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $85,595 and are due as follows: $17,279 in 2010, $26,657 in 2011-2012, $18,791 in 2013-2014 and $22,868 thereafter.

(5) In certain affiliation or acquisition transactions, we may be obligated to make deferred or contingent payments. Typically, these payments are based upon the achievement of revenue or earnings for an agreed upon period after the transaction. The potential future payments under these agreements cannot exceed $329 in 2010 and $2,099 in 2011-2012.

Uncertain tax positions are taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the carrying value of goodwill, receivables due from the affiliated practices, other intangible assets, loss reserves for our captive insurance company and contingent accruals for litigation in accordance with authoritative guidance for accounting for contingencies. We base our estimates on historical experience, on various other assumptions that are believed to be reasonable under the circumstances and, in certain instances, actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and amounts due from insurance companies, patients for Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses. At December 31, 2009, amounts due from affiliated practices represented 84% of our accounts receivable.

The carrying amount of receivables due from the affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our service fees are dependent on the economic viability of the affiliated practices based on actual and expected future financial performance, including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts in which there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. Each affiliated practice’s provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practice’s patient receivables would be required, which could impact the collectability of our receivables due from the affiliated practice.

Except for accounts receivable due from PDG, which we agreed to forgive pursuant to the litigation settlement, to date we have not recorded any losses related to our receivables due from the affiliated practices and accordingly have not recorded any reserves for uncollectability. We have recorded reserves for uncollectability against accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At December 31, 2009, goodwill and intangible assets were $267,425,000 and represented 72% of our total assets, with goodwill and indefinite-lived intangible assets representing 34% of our intangible assets and definite-lived intangible assets related to service agreements representing 66% of our intangible assets.

Our affiliations with dental practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs, which are accounted for as definite-lived intangible assets acquired in affiliations other than a business combination and are recorded at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years, but the asset is generally amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We review identified intangible assets with definite useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

We test goodwill and indefinite lived intangibles for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the assets utilized by the business. Determining whether an impairment has occurred requires valuation of the respective reporting business unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we would supplement the cash flow approach discussed above with independent appraisals.

We tested for impairment as of October 1, 2009, which included various scenarios with varying revenue, expense and capital investment assumptions and determined there was no impairment of goodwill and indefinite lived intangible assets.

Our dental benefits third party administrator historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2009, our dental benefits third party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. Based on its business plan and future projections, we determined the fair value of this business reporting unit exceeded the carrying value of $2,266,000 at October 1, 2009. If this business plan is not successfully executed or projected financial results are not achieved, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, a material change could possibly occur in the future. If our actual results are not consistent with our estimates and assumptions, we may be required to perform the second step of the impairment analysis, which could result in a material impairment of our goodwill or other intangible assets.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of authoritative guidance for stock-based compensation. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include the estimated length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions and the market value of our stock for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties in income taxes. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as from net operating loss and tax credit carry forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

We are subject to income tax arising from U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2006 and 2007 have been audited by the Internal Revenue Service and are closed to examination. Tax year 2008 and 2009 remains open to examination.

Our policy for recording interest and penalties associated with audits is to record these items as expense. For the year ended December 31, 2009, $61,000 of interest expense and $49,000 of tax expense related to penalties were recognized in our statement of earnings, compared with $42,000 and $78,000, respectively, for the year ended December 31, 2008.

Recent Accounting Pronouncements

The Financial Accounting and Standards Board, or FASB, issued an amendment to the accounting and disclosure requirements for business combinations. The amendment is effective for interim and annual periods beginning after December 15, 2008. The purpose of the amendment is to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of the amendment are only applicable for our transactions that qualify as business combinations and not our affiliation transactions. No material effect at adoption but may materially affect accounting for future business combinations.

The FASB issued an amendment to accounting and disclosure requirements for consolidated financial statements with a focus on noncontrolling interests in consolidated financials statements. The amendment is effective for interim and annual periods beginning after December 15, 2008. The amendment was issued to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the amendment eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Preferred securities, including noncontrolling interests, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, we have classified noncontrolling interest as mezzanine equity and not as part of equity.

The FASB issued an amendment to accounting and disclosure requirements for derivative instruments with a focus on disclosures about derivative instruments and hedging activities. The amendment is effective for interim and annual periods beginning after November 15, 2008. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the amendment and applicable disclosures are included.

In April 2009, the FASB issued additional guidance on accounting and disclosures for fair value with a focus on identifying and disclosing assets and liabilities when the volume and level of activity have significantly decreased. The FASB also issued authoritative guidance relating to accounting for impaired debt securities. These standards are effective for interim and annual periods ending after June 15, 2009. We adopted the interim disclosure requirement of fair value and determined that the remaining additional accounting guidance has no current application (see “Summary of Significant Accounting Policies, Fair Value Measurement” for further discussion).

In May 2009, the FASB issued new accounting and disclosure guidance with respect to disclosures on subsequent events. The amendment is effective for interim and annual periods beginning after June 15, 2009. This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. Subsequent events are referred to as either Type I (events that provide additional evidence about conditions that existed at the balance sheet date) or Type II (events that provide additional evidence with respect to conditions that did not exist at the balance sheet date but arose subsequent to that date but before financial statements are issued or are available to be issued.) Recognized subsequent events (Type I) should be recognized in the financial statements. Nonrecognized subsequent events (Type II) should not be recognized in the financial statements but the nature of the event and an estimate of its financial effect disclosed.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amendment is effective for fiscal years beginning after November 15, 2009. The amendment will not have a material impact on our consolidated results.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amendment is effective for interim and annual periods beginning after November 15, 2009. The amendments include (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amendment is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The amendment is not expected to have a material impact on our consolidated results.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The codification does not change GAAP and did not have an affect on our financial position, results of operations or liquidity.

Other new pronouncements issued by the FASB that are not effective until after December 31, 2009 are not expected to have a material impact on our consolidated financial statements, financial position, results of operations or liquidity or that are not relevant to us are not included above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.75% to 5.50% for prime borrowings and 5.25% to 6.00% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at December 31, 2009 under our variable rate revolving credit facility and term loan, for each one percentage point change in interest rates would be approximately $818,500 per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2009 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded certain elements of the internal control over financial reporting of American Dental Partners of Florida, LLC, a 100% owned subsidiary, from our assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by us in a business combination during fiscal 2009. The excluded elements represent controls over accounts of approximately 8% of consolidated assets and less than 1% of consolidated revenues for the year ended December 31, 2009. American Dental Partners of Florida, LLC will be included in our fiscal 2010 evaluation.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of American Dental Partners, Inc.,

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Christie Dental, a 100% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a business combination in 2009. The excluded elements represent controls over accounts of approximately 8% of consolidated assets and less than 1% of consolidated net revenues for the year ended December 31, 2009.

PricewaterhouseCoopers LLP

Boston, MA

March 12, 2010

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,807	$6,626
Accounts receivable, net	20,811	25,875
Inventories	2,539	2,447
Prepaid expenses and other current assets	9,559	4,745
Prepaid/refundable income taxes	-	798
Deferred income taxes	3,431	4,193

Total current assets	43,147	44,684

Property and equipment, net	53,766	54,542
Non-current assets:
Goodwill	86,852	76,122
Service agreements and other intangibles, net	180,573	175,527
Deferred income taxes	3,761	1,912
Other	5,912	466

Total non-current assets	277,098	254,027

Total assets	$374,011	$353,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,977	$14,763
Accrued compensation and benefits	10,883	9,436
Accrued expenses	11,234	6,620
Income tax payable	927	-
Deferred income taxes	244	81
Current maturities of debt	8,685	196

Total current liabilities	47,950	31,096
Non-current liabilities:
Long-term debt	93,506	131,441
Deferred income taxes	39,573	38,499
Other liabilities	5,666	5,135

Total non-current liabilities	138,745	175,075

Total liabilities	186,695	206,171

Noncontrolling interest	1,857	584
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,272,786 and 13,484,241 shares issued and 15,690,286 and 12,901,741 shares outstanding at December 31, 2009 and December 31, 2008, respectively	162	135
Additional paid-in capital	103,151	71,096
Treasury stock, at cost, 582,500 shares, at both December 31, 2009 and December 31, 2008	(3,874)	(3,874)
Accumulated comprehensive income	(1,641)	(2,059)
Retained earnings	87,661	81,200

Total stockholders’ equity	185,459	146,498

Total liabilities and stockholders’ equity	$374,011	$353,253

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net revenue	$274,342	$291,108	$278,755
Operating expenses:
Salaries and benefits	117,429	127,273	119,616
Lab fees and dental supplies	39,691	42,836	43,209
Office occupancy	34,326	33,878	31,457
Other operating expense	23,739	24,539	23,195
General corporate expense	13,709	12,366	14,427
Depreciation	11,137	11,054	9,422
Amortization of intangible assets	9,463	9,634	7,049
Litigation (income) expense	-	(30,662)	36,734

Total operating expenses	249,494	230,918	285,109

Earnings (losses) from operations	24,848	60,190	(6,354)
Interest expense	11,055	10,193	5,253

Earnings (losses) before income taxes	13,793	49,997	(11,607)
Income taxes	5,475	19,245	(4,281)

Consolidated net earnings (losses)	8,318	30,752	(7,326)
Noncontrolling interest	589	634	390

Net earnings (losses)	$7,729	$30,118	$(7,716)

Net earnings (losses) per common share:
Basic	$0.55	$2.34	$(0.61)

Diluted	$0.55	$2.29	$(0.61)

Weighted average common shares outstanding:
Basic	13,946	12,876	12,681

Diluted	14,155	13,150	12,681

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(in thousands)

	Stockholder’s Equity
	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accu- mulated Other Compre- hensive Income	Total Stock- holders’ Equity	Non- controlling Interest
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2006	12,991	(582)	$130	$61,257	$58,798	$(3,874)	$-	$116,311	$54
Issuance of common stock for employee stock purchase plan including tax benefit of $13	39	-	1	580	-	-	-	581
Issuance of common stock for exercised stock options, including tax benefit of $2,413	367	-	3	4,597	-	-	-	4,600
Stock-based compensation expense	-	-	-	1,898	-	-	-	1,898
Accumulated other comprehensive income	-	-	-	-	-	-	(771)	(771)
Noncontrolling interest contributions									450
Net losses	-	-	-	-	(7,716)	-	-	(7,716)	390

Balance at December 31, 2007	13,397	(582)	134	68,332	51,082	(3,874)	(771)	114,903	894
Issuance of common stock for employee stock purchase plan including tax benefit of $2	59	-	1	545	-	-	-	546
Issuance of common stock for exercised stock options, including tax benefit of $21	28	-	-	241	-	-	-	241
Stock-based compensation expense	-	-	-	1,978	-	-	-	1,978
Accumulated other comprehensive income	-	-	-	-	-	-	(1,288)	(1,288)
Investment in subsidiary									(452)
Noncontrolling interest distributions									(492)
Net earnings	-	-	-	-	30,118	-	-	30,118	634

Balance at December 31, 2008	13,484	(582)	135	71,096	81,200	(3,874)	(2,059)	146,498	584
Issuance of common stock for employee stock purchase plan including tax benefit of $0	76	-	1	444	-	-	-	445
Issuance of common stock for exercised stock options, including tax benefit of $28	114	-	-	810	-	-	-	810
Issuance of common stock for equity offering	2,599		26	29,183				29,209
Stock-based compensation expense	-	-	-	1,603	-	-	-	1,603
Accumulated other comprehensive income	-	-	-	-	-	-	418	418
Noncontrolling interest contributions (distributions)				15				15	(584)
Cummulative adjustment of noncontrolling interest					(1,268)			(1,268)	1,268
Net income	-	-	-	-	7,729	-	-	7,729	589

Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Consolidated net earnings (losses)	$8,318	$30,752	$(7,326)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,137	11,054	9,422
Stock-based compensation	1,603	1,978	1,898
Amortization of intangible assets	9,463	9,634	7,049
Other amortization and write-off of deferred financing costs	1,660	536	970
Deferred income tax benefit	238	12,681	(11,937)
(Gain)/loss on disposal of property and equipment	13	268	(25)
Accrued litigation expense	-	(30,968)	30,968
Assets transferred to PDG as part of litigation settlement	-	9,402	-
Changes in assets and liabilities, net of acquisitions and affiliations and settlement of litigation:
Accounts receivable, net	5,096	(3,456)	(6,140)
Other current assets	(247)	(1,720)	(380)
Accounts payable and accrued expenses	(1,120)	539	1,877
Accrued compensation and benefits	1,236	(4,101)	1,101
Income taxes payable/refundable, net	1,726	661	(1,392)
Other, net	1,322	1,301	(511)

Net cash provided by operating activities	40,445	38,561	25,574

Cash flows from investing activities:
Cash paid for affiliation and acquisition transactions	(28,079)	(4,938)	(119,097)
Capital expenditures, net	(6,401)	(11,984)	(11,276)
Payment of affiliation costs	(14)	(181)	(699)
Contingent and deferred payments	(300)	(10,438)	(1,780)

Net cash used in investing activities	(34,794)	(27,541)	(132,852)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	29,209	1	-
Proceeds from credit facilities	125,556	-	106,750
Repayments under revolving and term credit facilities	(154,806)	(9,350)	-
Repayments of debt	(195)	(187)	(112)
Contributions from (distributions to) noncontrolling interest holders	(569)	(492)	450
Proceeds from shares issued under employee stock purchase plan	444	543	568
Proceeds from issuance of common stock for exercise of stock options	694	220	2,186
Tax benefit on exercise of stock options	28	21	2,413
Tax benefit on disqualified dispositions	-	2	13
Payment of debt issuance costs	(5,831)	(1,528)	-

Net cash (used in) provided by financing activities	(5,470)	(10,770)	112,268

Increase in cash and cash equivalents	181	250	4,990
Cash and cash equivalents at beginning of period	6,626	6,376	1,386

Cash and cash equivalents at end of period	$6,807	$6,626	$6,376

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,021	$9,404	$4,167

Cash paid during the period for income taxes, net	$4,072	$5,839	$6,617

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$101	$151	$5,768

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services, dental facilities and support staff to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations that are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated dental practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary, which is owned 85% by the Company. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of a long-term service agreement with its own.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable in its consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions that require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

Reclassifications

Other operating expenses of $1,478,000 and $205,000 for 2008 and 2007, respectively, have been reclassified to salaries and benefits to conform to the 2009 presentation.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Net Revenue

The Company’s net revenue represents primarily reimbursement of expenses and fees charged to the affiliated practices pursuant to the terms of service agreements. Additionally, the Company’s net revenue includes the amounts from patient revenue of Arizona Tooth Doctor, its dental benefits third-party administrator fees and its dental laboratory fees.

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities; lab fees, dental supplies and office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities, and other expenses such as professional fees, marketing costs and general and administrative expenses.

In December 2007, the Company entered into a litigation settlement agreement pursuant to which the service agreement with PDG, P.A. (“PDG”), the former affiliated practice at Park Dental, was terminated effective December 31, 2007 and the Company transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG. The Company also entered into a transition services agreement with PDG to provide interim management services for a period of nine months through September 30, 2008 for $19,000,000, which was recorded as $10,000,000 in net revenue in 2008, which reflects the estimated fair value of the service, and $9,000,000 as an offset to the litigation loss in 2007. In 2008, the Company concluded the transition services agreement with PDG and recorded fees as other revenue pursuant to the transition services agreement.

Inventories

Inventories consist primarily of dental supplies and are stated at the lower of cost or market, with cost being determined under the weighted average method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets, which are 30-40 years for buildings, 3-12 years for equipment, 5-7 years for furniture and fixtures, and the remaining life of the lease for leasehold improvements. Development costs incurred for computer software development or obtained for internal use are capitalized and

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

amortized in accordance with authoritative guidance for accounting for costs of computer software development. Capitalized software costs are amortized over ten years once a determination is made that the software is deemed fit for operational use.

Goodwill and Other Intangible Assets

The Company has intangible assets, including goodwill and other identifiable intangibles assets, which are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, in certain instances, input from accredited valuation consultants. At December 31, 2009, goodwill and intangible assets were $267,425,000 and represented 72% of the Company’s total assets, with goodwill and indefinite-lived intangible assets representing 32% of the Company’s intangible assets and definite-lived intangible assets related to service agreements representing 68% of the Company’s intangible assets.

To the extent any intangible asset is impaired, its carrying value will be written down to its implied fair value and a charge will be made to earnings. An impairment charge could materially and adversely affect the Company’s operating results and financial condition.

Goodwill results from the excess of the purchase price of an acquisition over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The Company performs impairment assessment annually and compares the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2009.

The Company tested goodwill for impairment as of October 1, 2009, which testing included various scenarios with varying revenue, expense and capital investment assumptions, and determined there was no impairment of goodwill and indefinite lived intangible assets.

The Company’s dental benefits third party administrator historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, the Company’s third party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of the Company’s business. In 2009, the Company’s third party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. Based on its business plan and future projections, the Company determined the fair value of this business reporting unit exceeded the carrying value of $2,266,000 at October 1, 2009. If this business plan is not successfully executed or projected financial results are not achieved, the Company may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit.

The Company’s affiliations with dental group practices by means of service agreements are not business combinations, and as such, do not result in recognition of goodwill. The Company recognizes capitalized service agreement costs, which are accounted for as definite-lived intangible assets acquired in other than a business combination and recorded at fair value. In determining the fair value of a service agreement recognized in

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

connection with an affiliation, the Company estimates the timing, amount and value of future expected cash flows. The service agreements have contractual terms of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value.

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the acquisition of Arizona Tooth Doctor are amortized over five years on an accelerated basis. Non-compete agreements associated with the acquisition of Christie Dental Practice Group, P.L., which was acquired in 2009, are amortized over five years. Trade names are accounted for as indefinite-lived and not amortized.

The Company performs an impairment test on indefinite lived intangible and definite-lived intangible assets when facts and circumstances exist that would suggest that the intangible assets may be impaired. The test requires comparing the undiscounted net cash flows of the asset to its carrying value. If impairment were determined, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2009.

Insurance

The Company maintains various insurance coverages for its business, including property-casualty, business interruption, workers’ compensation and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as a named insured. Certain of the Company’s insurances are reinsured by a wholly-owned captive insurance company licensed in Vermont. Several of these insurance programs have retention levels in which the Company and its captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company and its captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Amounts accrued for workers compensation insurance, including estimates for losses below retention levels, were $994,000 for 2009 and $1,181,000 for 2008. Amounts accrued for professional liability insurance, including estimates for losses below retention levels, were $1,629,000 for 2009 and $1,602,000 for 2008. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Fair Value Measurement

In September 2006, the FASB issued authoritative guidance for fair value measurement and disclosures that is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to authoritative guidance for fair value measurement and disclosures, the FASB issued additional guidance to exclude accounting for leases and its related interpretive

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

accounting pronouncements that address leasing transactions. The Company adopted the additional guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which the Company adopted as of January 1, 2009. This statement had no impact.

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during 2009. The Company’s financial assets and liabilities are primarily composed of cash equivalents and an interest rate swap.

The current authoritative guidance for fair value measurement and disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

	Level 1	Level 2	Level 3	Total
December 31, 2009
Interest rate swap	$-	$(1,641)	$-	$(1,641)
Cash equivalents	4,665	-	-	4,665

Total	$4,665	$(1,641)	$-	$3,024

	Level 1	Level 2	Level 3	Total
December 31, 2008
Interest rate swap	$-	$(2,059)	$-	$(2,059)
Cash equivalents	4,105	-	-	4,105

Total	$4,105	$(2,059)	$-	$2,046

The Company’s long-term debt is carried at cost and is more fully described in Note 8. As of December 31, 2009, the estimated fair value of the Company’s revolving line of credit was $25,333,000 and the fair value of the term loan was $81,355,000.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as from net operating loss and tax credit carry-forwards. The Company evaluates the recoverability of these future tax deductions and credits by assessing the

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. The Company uses its historical experience and its short- and long-range business forecasts to provide insight. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

The Company is subject to income tax arising from U.S. federal and multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2006 and 2007 have been audited by the Internal Revenue Service and are closed to examination. Tax years 2008 and 2009 remain open to examination.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options using the “treasury stock” method. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Recent Accounting Pronouncements

The Financial Accounting and Standards Board, or FASB, issued an amendment to the accounting and disclosure requirements for business combinations. The amendment is effective for interim and annual periods beginning after December 15, 2008. The purpose of the amendment is to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer. The provisions of the amendment are only applicable for our transactions that qualify as business combinations and not our affiliation transactions. No material effect at adoption but may materially affect accounting for future business combinations.

The FASB issued an amendment to accounting and disclosure requirements for consolidated financial statements with a focus on noncontrolling interests in consolidated financials statements. The amendment is effective for interim and annual periods beginning after December 15, 2008. The amendment was issued to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the amendment eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

Preferred securities, including noncontrolling interests, that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder or (3) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, we have classified noncontrolling interest as mezzanine equity and not as part of equity.

The FASB issued an amendment to accounting and disclosure requirements for derivative instruments with a focus on disclosures about derivative instruments and hedging activities. The amendment is effective for interim and annual periods beginning after November 15, 2008. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the amendment and applicable disclosures are included.

In April 2009, the FASB issued additional guidance on accounting and disclosures for fair value with a focus on identifying and disclosing assets and liabilities when the volume and level of activity have significantly decreased. The FASB also issued authoritative guidance relating to accounting for impaired debt securities. These standards are effective for interim and annual periods ending after June 15, 2009. We adopted the interim disclosure requirement of fair value and determined that the remaining additional accounting guidance has no current application (see “Summary of Significant Accounting Policies, Fair Value Measurement” for further discussion).

In May 2009, the FASB issued new accounting and disclosure guidance with respect to disclosures on subsequent events. The amendment is effective for interim and annual periods beginning after June 15, 2009. This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. Subsequent events are referred to as either Type I (events that provide additional evidence about conditions that existed at the balance sheet date) or Type II (events that provide additional evidence with respect to conditions that did not exist at the balance sheet date but arose subsequent to that date but before financial statements are issued or are available to be issued.) Recognized subsequent events (Type I) should be recognized in the financial statements. Nonrecognized subsequent events (Type II) should not be recognized in the financial statements but the nature of the event and an estimate of its financial effect disclosed.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amendment is effective for fiscal years beginning after November 15, 2009. The amendment will not have a material impact on our consolidated results.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amendment is effective for interim and annual periods beginning after November 15, 2009. The amendments include (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amendment is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The amendment is not expected to have a material impact on our consolidated results.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(2) Summary of Significant Accounting Policies – (Continued)

In June 2009, the FASB issued the FASB Accounting Standards Codification. The codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The codification does not change GAAP and did not have an affect on our financial position, results of operations or liquidity.

Other new pronouncements issued by the FASB that are not effective until after December 31, 2009 are not expected to have a material impact on our consolidated financial statements, financial position, results of operations or liquidity or that are not relevant to us are not included above.

(3) Accounts Receivable, net and Net revenue

Accounts receivable, net

Accounts receivable, net reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables, net of any allowances for doubtful accounts, of the affiliated practices, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefit third-party administrator. The following table lists receivables due from the affiliated practices and other receivables for the years ended December 31 (in thousands):

	December 31,
	2009	2008
Receivables due from affiliated practices	$17,410	$22,511
Other receivables, net	3,401	3,364

Accounts receivable, net	$20,811	$25,875

Receivables due from Metro Dentalcare P.L.C, the affiliated practice at Metro Dentalcare, represented approximately 20% and 14% of the Company’s consolidated accounts receivable, net for 2009 and 2008, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 17% and 12% of the Company’s consolidated accounts receivable, net for 2009 and 2008, respectively. Other receivables of Arizona’s Tooth Doctor, represented approximately 12% and 10% of the Company’s consolidated accounts receivable, net for 2009 and 2008, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(3) Accounts Receivable, net and Net revenue – (Continued)

Net revenue

For the years ended December 31, 2009, 2008 and 2007, net revenue consisted of the following (in thousands):

	2009	2008	2007
Reimbursement of expenses:
Salaries and benefits	$83,340	$87,500	$88,658
Lab and dental supplies	43,174	44,790	44,269
Office occupancy expenses	30,464	29,324	28,243
Other operating expenses	20,638	19,079	18,176
Depreciation expense	9,511	8,807	7,914

Total reimbursement of expenses	187,127	189,500	187,260
Business service fees	59,976	55,971	64,088

Revenue earned under service agreements	247,103	245,471	251,348
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	27,239	45,637	27,407

Net revenue	$274,342	$291,108	$278,755

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 22%, 20% and 5% of the Company’s consolidated net revenue for 2009, 2008 and 2007, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 14%, 12% and 12% of the Company’s consolidated net revenue for 2009, 2008 and 2007, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in 2009. Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue includes $17,697,000 of revenue earned pursuant to the transition services agreement with PDG in 2008.

(4) Acquisitions and Affiliations

During the year ended December 31, 2009, the Company completed six acquisition and affiliation transactions. The Company acquired selected assets of four dental practices that joined existing affiliated practices and one platform affiliation in Florida, which included execution of a new service agreement between the Company and the affiliated practice. The aggregate purchase price paid in connection with these transactions consisted of approximately $28,104,000 in cash, net of cash acquired. A contingent payment of $200,000 was recognized for one 2009 transaction. The Company accounts for contingent payments associated with asset acquisitions in accordance with authoritative guidance for contingencies. In another transaction completed in 2009, the Company developed de novo dental facilities in Texas, rather than acquiring selected clinical assets, and executed a service agreement between the Company and the affiliated practice. All affiliation transactions completed in 2009 are referred to as “2009 Transactions.”

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(4) Acquisitions and Affiliations – (Continued)

During the year ended December 31, 2008, the Company completed eight acquisition and affiliation transactions. The Company acquired selected assets of seven dental practices that joined existing affiliated practices and one platform affiliation in Wisconsin. All transactions completed in 2008 are referred to as “2008 Transactions.”

The 2009 and 2008 Transactions were as follows:

Date	Affiliated Practice	Location(s)
December 2009	Michael J. Perpich, D.D.S. & Jonathan C. Moren, D.D.S.	Edina, MN
December 2009	Christie Dental Practice Group, P.L.	Melbourne, Ocala and Orlando, FL
December 2009	Gina R. Davis, D.D.S., P.A.	Charlotte, NC
April 2009	Matthew E. Kutz, D.D.S.	Madison, WI
March 2009	David L. Hehli, D.D.S.	Rochester, WI
December 2008	Amrutha Mandava, D.M.D. & Sreedevi Mandava, D.D.S.	Albany, NY
December 2008	Ronald Verhulst, D.D.S.	West Allis, WI
November 2008	Freida Grimes-Moore, D.D.S.	Bartlett, TN
November 2008	Jeffrey Dean, D.D.S.	Greenfield, WI
October 2008	Barry S. Rosenblatt, D.M.D.	Troy, NY
July 2008	David J. Barabe, D.D.S.	Winston-Salem, NC
March 2008	Chris Meyers, D.D.S. & Margita Meyers, D.M.D.	Shorewood, WI
March 2008	Advanced Dental Specialists	Milwaukee, WI

On December 1, 2009, the Company completed an acquisition of the nonclinical assets of Christie Dental Practice Group, P.L., (“Christie Dental”) to establish a Florida presence. In connection with the acquisition, the Company entered into a 40-year service agreement with a professional limited liability company. The acquisition was funded with borrowings and cash on hand. The acquired business contributed revenues of $997,000 and earnings from operations of $256,000 to the Company for the period from December 1, 2009 to December 31, 2009.

The Company incurred $561,000 of acquisition costs related to the Christie Dental acquisition attributed to legal and consulting services. These expenses are included in general corporate expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(4) Acquisitions and Affiliations – (Continued)

The following table summarizes the consideration paid to acquire Christie Dental and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Amount
Current assets	$220,000
Property and equipment	3,866,000
Service agreement	11,000,000
Trade name	2,000,000
Non-compete agreements	220,000
Goodwill	10,730,000
Other non current assets	171,000

Total assets acquired	28,207,000

Accrued expenses and other current liabilities	(1,116,000)
Other long term liabilities	(91,000)

Total liabilities assumed	(1,207,000)

Total allocation of purchase price consideration	$27,000,000

In connection with the Christie Dental acquisition, the Company recorded $11,000,000 of tax deductible intangible assets related to the service agreement with the affiliated practice; $2,000,000 of intangible assets classified as an indefinite lived trade name intangible; and $220,000 of employment non-compete agreements. The intangible assets related to the service agreement is amortized over 25 years and the intangible assets related to the employment non-compete agreements are amortized over 5 years. In addition, the Company recorded tax deductible goodwill of $10,730,000. The Company believes the resulting amount of goodwill reflects its expectations of synergistic benefits expected to result from the application of the Company’s more experienced and deeper resources of its national organization to the dental facilities, administrative and management staff and professionals of Christie Dental resulting in enhanced growth and operating margins.

In accordance with the asset purchase agreement between the Company and Christie Dental, the transaction consideration is subject to a post-closing adjustment. The adjustment, if any, is defined as the difference between a target net working capital amount and the net working capital calculated as of December 1, 2009. If the parties are not in agreement the matter will be submitted to an independent accountant for resolution. Subsequent to December 31, 2009, the parties have agreed that there will be no working capital adjustment.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with Christie Dental had occurred on January 1, 2008:

	Pro Forma Year Ended	Pro Forma Year Ended
	December 31, 2009	December 31, 2008
Net revenue	$291,509,000	$308,822,000
Net earnings	8,093,000	29,305,000
Net earnings per common share share-basic	0.58	2.28
Net earnings per common share share-dilutive	0.57	2.23

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(4) Acquisitions and Affiliations – (Continued)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Christie Dental to reflect the additional interest, depreciation and amortization that would have been charged assuming interest had been applied on the borrowed portion of the purchase price from January 1, 2008 and fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2008, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Land and buildings	$783	$783
Equipment	63,938	58,473
Furniture and fixtures	12,621	11,984
Leasehold improvements	45,576	41,188

Total property and equipment	122,918	112,428
Less accumulated depreciation	(69,152)	(57,886)

Total property and equipment, net	$53,766	$54,542

Depreciation expense was $11,137,000, $11,054,000 and $9,422,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a proprietary practice management software system, Improvis. The Company has recorded aggregate capitalized software development costs amounting to $2,678,572, which includes approximately $312,328 in capitalized interest, in connection with this system as of December 31, 2009. Of total capitalized costs, $898,250 relates to the first development phase, $214,588 relates to the second development phase and $1,565,734 relates to other phases of development. The Company began to depreciate costs associated with the first development phase in October 2005 and the second development phase in April 2009. Accumulated depreciation expense associated with the first phase is $381,756 and accumulated depreciation expense associated with the second phase is $16,094. These costs will be amortized over ten years.

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2025. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $25,483,000, $25,340,000 and $24,690,000, respectively, of which $22,600,000, $22,690,000 and $22,230,000 were reimbursed under service agreements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(5) Property and Equipment – (Continued)

Minimum future rental payments under non-cancelable operating leases and amounts expected to be reimbursed under service agreements as of December 31, 2009 were as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2010	$19,276	$(17,736)	$1,540
2011	16,084	(14,802)	1,282
2012	13,598	(12,541)	1,057
2013	11,623	(10,736)	887
2014	9,420	(8,547)	873
Thereafter	24,599	(23,230)	1,369

Total minimum lease payments	$94,600	$(87,592)	$7,008

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of December 31, 2009 and 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2009
Service agreements	$236,009	$(60,819)	$175,190
Trade names	6,035	(976)	5,059
Customer relationships	605	(497)	108
Covenant not to compete	220	(4)	216

	$242,869	$(62,296)	$180,573

December 31, 2008
Service agreements	$223,718	$(51,684)	$172,034
Trade names	4,035	(700)	3,335
Customer relationships	605	(447)	158

	$228,358	$(52,831)	$175,527

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(6) Intangible Assets and Goodwill – (Continued)

Intangible asset amortization expense for 2009, 2008 and 2007 was $9,463,000, $9,634,000 and $7,049,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $9,570,000. The amortization period for service agreements is 25 years. The trade name for Metro Dentalcare was reclassified from a definite life to an indefinite life intangible asset in 2009. At that time of the Metro Dentalcare acquisition in 2007, the Company had not determined its future strategy for trade names in the Minneapolis-St. Paul market. As part of the settlement of litigation with PDG, the Company transferred the “Park Dental” trade name to PDG and in 2009 concluded that the Metro Dentalcare trade name would be the trade name in the Minneapolis-St. Paul market and therefore should be categorized as an indefinite lived intangible asset. As of December 31, 2009, the total carrying amount of intangible assets not subject to amortization was $5,059,000 and comprised of the Christie Dental, Metro Dentalcare and Arizona Tooth Doctor trade names. The weighted average amortization period for customer relationships is two years. The weighted average remaining life of covenants not to compete is five years. The weighted average remaining life of all intangible assets excluding indefinite lived trade names is 17 years.

The changes in the carrying amount of goodwill were as follows (in thousands):

	2009	2008

Balance as of January 1
Goodwill	$76,122	$70,602

Goodwill acquired during the year	10,730	-
Goodwill related to post acquisition adjustments (1)	-	5,520

Balance as of December 31

Goodwill	$86,852	$76,122

(1) 2008 includes a $5,110 adjustment for the Metro Dentalcare acquisition. The Company made a contingent payment of approximately $9,685 of which $4,575 was accrued as of December 31, 2007.

(7) Income Taxes

Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$4,536	$4,734	$6,809
State	781	1,331	881

Total current	5,317	6,065	7,690

Deferred:
Federal	380	11,352	(10,934)
State	(222)	1,828	(1,037)

Total deferred	158	13,180	(11,971)

Total income taxes	$5,475	$19,245	$(4,281)

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(7) Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Operating loss and other carry forwards	$161	$158
Stock-based compensation	2,658	1,861
Accrued expenses and other liabilities	4,373	4,086

Total deferred tax assets	7,192	6,105

Deferred tax liabilities:
Intangibles	(36,421)	(34,335)
Property and equipment	(1,105)	(1,444)
Other	600	(2,170)
Deferred revenue	(1,669)	331
Software costs	(1,222)	(962)

Total deferred tax liabilities	(39,817)	(38,580)

Net deferred tax liabilities	$(32,625)	$(32,475)

The Company had share option exercises in prior years resulting in tax deductions before the actual realization of the related tax benefit due to net operating losses generated in those years. Therefore a tax benefit and a credit to additional paid-in capital for the excess deduction have not been recognized. Recognition will occur when that deduction reduces taxes payable.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $115,000 and $75,000 for the years ended December 31, 2009 and 2008, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2009			2008
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$3,139	$292	$3,431	$3,784	$409	$4,193
Non-current	2,035	1,726	3,761	1,484	428	1,912

Total deferred tax assets	5,174	2,018	7,192	5,268	837	6,105

Deferred tax liabilities:
Current	(107)	(137)	(244)	(69)	(12)	(81)
Non-current	(32,642)	(6,931)	(39,573)	(32,434)	(6,065)	(38,499)

Total deferred tax liabilities	(32,749)	(7,068)	(39,817)	(32,503)	(6,077)	(38,580)

Net deferred tax liabilities	$(27,575)	$(5,050)	$(32,625)	$(27,235)	$(5,240)	$(32,475)

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(7) Income Taxes – (Continued)

The Company has state net operating loss carry-forwards of $12,811,000 as of December 31, 2009, which expire at various times from 2010 through 2026.

The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2009	2008	2007
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	0.0	(0.2)	0.8
State taxes, net of federal benefit	2.8	4.2	0.8
Compensation expense for employee stock purchase plan	0.4	0.2	(0.3)
Other permanent differences	1.5	(0.2)	(0.6)

Effective income tax rate	39.7%	39.0%	35.7%

In the Company’s opinion, adequate tax liabilities have been established for all years. Federal tax years 2007 and prior are closed.

The Company adopted the FASB interpretation for accounting for uncertainty on income taxes on January 1, 2008. There was no material impact on its results of operations or financial position as a result of the implementation of this FASB interpretation. The amount of gross unrecognized tax benefits at December 31, 2009 was $689,000, of which $581,000 would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$386	$393	$253
Additions for tax positions during the current year	331	-	63
Additions for business combinations	-	-	190
Reductions for tax positions of prior years for:
Settlements during the period	(116)	-	(15)
Lapses of applicable statute of limitations	(58)	(7)	(98)

Balance, end of year	$543	$386	$393

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes interest and penalties accrued in connection with unrecognized tax benefits as a component provision for income taxes. Accrued interest and penalties were $146,000 as of December 31, 2008 and December 31, 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(8) Debt

Long-term debt obligations consisted of the following at December 31 (in thousands):

	2009	2008
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 6.03% to 8.50%	$23,850	$31,100
Term loan, ranks pari passu in right of payment to all of the obligations of revolving credit facility, LIBOR-based and prime interest rate of 6.03% to 7.75%	78,000	100,000
Subordinated notes payable, bearing interest at 7%, maturing 2010	36	72
Note payable to River Road Dental, collateralized by substantially all assets of the
Metro-Brooklyn Center clinic, bearing interest at 6%, maturing 2011	305	445
Note payable to Bloomington Southgate, bearing interest at 5%	-	20

Total long-term debt	102,191	131,637
Less current maturities	8,685	196

Long-term debt, non-current portion	$93,506	$131,441

Annual maturities of long-term debt as of December 31, 2009 were as follows (in thousands):

Long-term Debt
2010	$8,685
2011	10,656
2012	82,850
2013	-
2014	-
Thereafter	-

Total payments	$102,191

Senior Secured Credit Facility

In August 2009, the Company entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations, and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option at either prime or the greater of LIBOR or 2% plus a margin. The margin is based upon the Company’s debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.0% for LIBOR borrowings. In addition, the Company pays a commitment fee on the unused balance of the revolving line of credit that ranges from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The senior secured credit facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended March 31, 2010 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012, and $53,000,000 due at maturity. The total amount of repayments on the term loan in 2009 was $2,000,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(8) Debt – (Continued)

The Company must comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the senior secured credit agreement. Pursuant to provisions of the senior secured credit facility, the Company is permitted to borrow up to $25,000,000 annually for acquisitions including earn-outs and contingent payments on previously completed acquisitions. In November 2009, the Company entered into an amendment of the credit facility in order to fund the acquisition of Christie Dental pursuant to which the Company was permitted to make acquisitions up to $32,000,000 annually through December 31, 2009 and up to $25,000,000 thereafter. The Company was in compliance with its amended covenants as of December 31, 2009.

The outstanding balance with respect to the senior secured credit facility as of December 31, 2009 was $78,000,000 under the term loan and $23,850,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,669,200 at December 31, 2009, and, based on borrowing covenants, reduced by the stand-by letters of credit, approximately $26,140,000 was available for borrowing under the revolving line of credit.

In connection with an equity offering (see Note 11, “Stockholders’ Equity”) and borrowings under the senior secured credit facility, the Company retired its previous $75,000,000 revolving line of credit and $100,000,000 term loan in August 2009.

The Company entered into an interest rate swap on May 9, 2007 on $20,000,000 of its borrowings. Under this arrangement, the Company has effectively converted three-month, floating LIBOR interest rate exposure, plus a credit spread, to a fixed 5.0%, plus a credit spread, until February 2012.

(9) Litigation Expense

In December 2007, the Company entered into a litigation settlement agreement with PDG. Under the terms of the definitive agreements contemplated by the settlement agreement and in release of the litigation with PDG, the Company transferred to PDG the leases and operating assets of 25 of the 31 Park Dental facilities and the trade name “Park Dental” to PDG, effective February 29, 2008. The parties also entered into a transition services agreement. Under the agreement, the Company agreed to provide interim management services to PDG for a period of up to nine months commencing on January 1, 2008 for $19,000,000. PDG paid the interim management services fee and the Company provided the services. The parties completed the final steps in their termination of the relationship.

In accordance with authoritative guidance for accounting for contingencies, the Company accrued a loss contingency of $30,968,000 at December 31, 2007, which comprised: (i) $39,968,000, representing the estimated fair value, using discounted cash flows, of the operating assets being transferred, and (ii) a reduction of $9,000,000 from the $19,000,000 to be paid by PDG, which represents the amount deemed in excess of the fair market value of the management services that were to be provided. In addition to this $30,968,000 accrual, litigation expense in the Company’s statement of operations also comprised: (i) $2,035,000 of accounts receivable due from PDG that the Company reserved as part of the litigation settlement, and (ii) professional fees associated with the litigation of $3,731,000. The Company expensed, as interest expense, approximately $851,000 of previously capitalized financing costs when the Company and the lenders entered into a forbearance agreement on December 18, 2007.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(9) Litigation Expense – (Continued)

On February 29, 2008, under the terms of the settlement agreement, the Company transferred the operating assets of 25 of the 31 Park Dental facilities, and, pursuant to authoritative guidance for impairment or disposal of long-lived assets, the Company realized a net gain of $30,763,000, which represents the fair value of the assets transferred in excess of their book value. In addition, the Company recorded an interim management services fee, in 2008 totaling $10,000,000, offset by the costs to provide these services including severance costs.

(10) Pending Shareholder Litigation Settlement

Pursuant to the terms of the pending shareholder settlement agreement, the insurance company that issued the Company’s Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order if the Court grants its final approval. The Court preliminarily approved the settlement agreement on December 23, 2009 and has scheduled a fairness hearing for March 18, 2010. As a result of the pending settlement, the Company has recorded $6,000,000 in accrued expenses to reflect the pending settlement and $6,000,000 in prepaid expenses and other current assets to reflect the pending receipt of insurance proceeds as of December 31, 2009.

(11) Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value per share.

Preferred stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such preferred stock, and to fix and determine the variations among series of preferred stock. Any new preferred stock issued would have priority over the common stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. Such preferred stock may be subject to repurchase or redemption by the Company. The Board of Directors, without stockholder approval, could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2009 and 2008, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of common stock, $0.01 par value per share. In August 2009, the Company issued 2,599,000 shares of common stock in an underwritten public offering, which included 339,000 shares issued pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the offering, at a price of $12.00 per share, less an underwriting discount of $0.66 per share and offering expenses, for net proceeds of $29,209,000. The proceeds were used to reduce indebtedness. As of December 31, 2009, 16,272,786 shares were issued and 15,690,286 shares were outstanding. As of December 31, 2008, 13,484,241 shares of common stock were issued and 12,901,741 shares were outstanding.

Treasury Stock

On December 16, 1999, the Board of Directors authorized the Company to repurchase up to $5,000,000 of its common stock in the open market. Under this plan, the Company has repurchased 582,500 shares of its common stock through December 31, 2009 at a cost of $3,874,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(12) Stock-based Compensation

Options granted under the following plans generally have a ten-year term and generally have a vesting period of four years, except for options granted under the 2005 Directors Stock Option Plan, which have three year vesting terms. At December 31, 2009, options for 1,415,465 shares were vested and 729,950 shares were available for future grants under the 2005 Equity Incentive Plan and the 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

Under authoritative guidance for stock-based compensation, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated by the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is using the Black-Scholes model. Applying the “modified prospective method,” as elected by the Company, the Company must estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing those forfeitures and the corresponding reduction in expense as they occur. The Company has chosen to use the “short-cut method” to determine the pool of windfall tax benefits. In addition, the revised authoritative guidance requires the Company to reflect tax savings resulting from the tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as reflected prior to the adoption of the revised guidance.

The Company recognized stock-based compensation expense for options granted under its 2005 Equity Incentive Plan, 2005 Directors Stock Option Plan and its 1997 Employee Stock Purchase Plan (“ESPP”) of $1,603,000 and $1,978,000 for the years ended December 31, 2009 and 2008, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for options grants of $1,466,000 and $1,396,000 for the years ended December 31, 2009 and 2008, respectively, and no amounts were capitalized. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of December 31, 2009 was approximately $2,023,000, and the weighted average period of time over which this cost will be recognized is 1.6 years.

The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2009		2008		2007
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Risk-free interest rate	2.1%	3.0%	2.7%	1.6%	4.6%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	58%	50%	77%	71%	42%	39%
Expected life (years)	6.00	0.50	5.40	0.50	6.20	0.50
Expected forfeiture	4.0%	0.0%	4.0%	-	3.0%	-
Weighted average fair value of options/ purchase rights granted during the year	$3.81	$1.33	$6.31	$1.95	$10.60	$6.13

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises. Expected life of the Company’s ESPP purchase rights reflects the length of each plan period (six months) at the end of which shares are purchased. Forfeitures are estimated based on historical experience.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(12) Stock-based Compensation – (Continued)

The following table summarizes the stock option transactions during the year ended December 31, 2009:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,816	$10.78	-	-
Granted	343	6.87	-	-
Exercised	(114)	6.11	-	-
Forfeited or expired	(56)	15.64	-	-

Outstanding at December 31, 2009	1,989	$10.25	5.53	$8,146

Vested and unvested expected to vest as of December 31, 2009	1,962	$10.27	5.49	$8,011

Exercisable as of December 31, 2009	1,415	$10.02	4.37	$5,891

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2009, 2008 and 2007 are provided in the following table (in thousands):

	2009	2008	2007
Proceeds from stock options exercised	$694	$220	$2,186
Tax benefit related to stock options exercised	$28	$21	$2,413
Intrinsic value of stock options exercised	$586	$88	$6,520

Summaries of the Company’s stock option plans as of December 31, 2009 are as follows:

2005 Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, as amended (the “2005 Plan”), provides for the grant of stock options to key employees. The 2005 Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of the options can be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 2005 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2009, 1,150,000 shares were authorized under the 2005 Plan, with 609,950 shares reserved for issuance and options for 757,000 shares outstanding. As part of the approval of the 2005 Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan, and the 1999 Restricted Stock Plan has been terminated.

2005 Directors Stock Option Plan

The Company’s 2005 Directors Stock Option Plan, as amended (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the Directors Plan. The exercise price of the options can be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 2005 Directors Plan generally vest over three years and expire ten years after the date of grant. At December 31, 2009, 175,000 shares were authorized under the Directors Plan, with 120,000 shares reserved for issuance and options for 130,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Amended and Restated 1996 Directors Stock Option Plan.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(12) Stock-based Compensation – (Continued)

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of such options is no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2009, 2,359,869 shares were authorized under the 1996 Plan and options for 950,826 shares were outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (the “TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of the options may be no less than the fair market value of the common stock at the time of grant. Options granted under this plan vest at the end of nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 14,054 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2009, options for 14,054 shares were outstanding under this Plan. All outstanding options became exercisable at the completion of the Company’s initial public offering, except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of the options may be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 1996 Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2009, 577,500 shares were authorized under the 1996 Directors Plan, with no shares reserved for issuance and options for 136,800 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “ESPP”), enables eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of common stock under the ESPP is 85% of the lesser of the value of the common stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 800,000 shares of common stock has been reserved for issuance under the ESPP, of which 523,773 shares have been issued through 2009 and 28,479 shares were committed for issuance as of December 31, 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(12) Stock-based Compensation – (Continued)

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2009, 2008 and 2007 follows:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,815,675	$10.78	1,827,992	$11.05	1,942,704	$8.60
Granted	342,800	6.87	103,900	9.78	270,650	22.05
Exercised	(113,831)	6.11	(27,873)	7.90	(366,725)	5.96
Cancelled	(55,264)	15.64	(88,344)	16.11	(18,637)	15.90

Outstanding at end of year	1,989,380	$10.25	1,815,675	$10.78	1,827,992	$11.05

Exercisable at end of year	1,415,465	$10.02	1,366,307	$8.90	1,186,330	$7.69

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
4.59 - 6.50	466,690	2.95	$5.73	466,690	$5.73
6.51 - 7.00	615,900	6.53	6.60	300,000	6.67
7.01 - 15.64	482,825	6.08	11.37	336,433	11.29
15.65 - 26.02	423,965	6.33	19.27	312,342	18.27

	1,989,380	5.54	$10.25	1,415,465	$10.02

(13) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (401(k) Plan), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of an employee’s eligible compensation, subject to IRS maximums/minimums. Total plan expense for the years ended December 31, 2009, 2008 and 2007 was $1,562,000, $1,701,000 and $1,395,000, respectively.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(14) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2009	2008	2007
Basic Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	$7,729	$30,118	$(7,716)

Weighted average common shares outstanding	13,946	12,876	12,681

Net earnings (losses) per share	$0.55	$2.34	$(0.61)

Diluted Earnings (Losses) Per Share:
Net earnings (losses) available to common stockholders	7,729	30,118	$(7,716)

Weighted average common shares outstanding	13,946	12,876	12,681
Add: Dilutive effect of options (1)	209	274	-

Weighted average common shares as adjusted	14,155	13,150	12,681

Net earnings (losses) per share	$0.55	$2.29	$(0.61)

(1) 489,651, 793,662 and 631,247 options were excluded from the compensation of diluted net earnings per share for the twelve months ended December 31, 2009, 2008 and 2007, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(15) Selected Quarterly Operating Results (unaudited)

The following table sets forth summary quarterly results of operations for the Company for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net revenue	$69,385	$70,378	$67,986	$66,593
Operating expenses	63,436	62,924	62,313	60,820
Earnings from operations	5,949	7,454	5,673	5,773
Earnings before income taxes	2,579	5,267	2,746	3,202
Income taxes	1,021	2,091	1,091	1,272
Noncontrolling interest	137	164	223	65
Net earnings	$1,421	$3,012	$1,432	$1,865
Net earnings per share (1):
Basic	$0.11	$0.23	$0.10	$0.12
Diluted	$0.11	$0.23	$0.10	$0.12
Weighted average common shares outstanding:
Basic	12,935	12,949	14,186	15,682
Diluted	12,994	13,099	14,521	16,009

2008
Net revenue	$79,811	$74,639	$71,548	$65,110
Operating expenses	41,931	65,557	63,590	59,840
Earnings from operations	37,880	9,082	7,958	5,270
Earnings before income taxes	35,425	6,663	5,568	2,341
Income taxes	13,760	2,539	2,118	828
Noncontrolling interest	140	151	140	203
Net earnings	$21,525	$3,973	$3,310	$1,310
Net earnings per share (1):
Basic	$1.68	$0.31	$0.26	$0.10
Diluted	$1.65	$0.30	$0.25	$0.10
Weighted average common shares outstanding:
Basic	12,839	12,862	12,900	12,902
Diluted	13,084	13,117	13,230	13,057

(1) The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(16) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of December 31, 2009 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ending December 31, 2009 and December 31, 2008 is set forth below (in thousands):

	December 30, 2009	December 31, 2008	Balance Sheet Location
Interest Rate Swap (1)	$1,641	$2,059	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended December 31, 2009 and December 31, 2008 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI
	2009	2008
Interest Rate Swap (1)	$418	$(1,288)

(1) Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended December 31, 2009 and concluded that the interest rate swap was effective.

(17) Subsequent events

The Company has determined that there were no subsequent events to recognize or disclose in these audited consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures timely alert them to material information relating to us required to be included in this report and were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

ITEM 9B.  OTHER INFORMATION

On March 10, 2010, our wholly-owned subsidiary, American Dental Partners of Minnesota, LLC, entered into the Second Amended and Restated Service Agreement among Northland Dental Partners, PLLC; Family Periodontic Specialists, P.L.C.; Family Oral Surgery Specialists, PLC; and Family Endodontic Specialists, PLC, referred to collectively as the Northland affiliated dental practices, effective as of January 1, 2010. There is no material relationship between us and the Northland affiliated dental practices other than in respect of the Service Agreement.

Pursuant to the Second Amended and Restated Service Agreement, the parties have established a revised fee structure. Once certain indebtedness of the Northland affiliated dental practices has been repaid, the service fee payable to us will be established annually based upon our return on committed capital for the prior year. The service fee will continue to be expressed as a percentage of calculated margin and can range from 89% (the percentage currently applicable) to 95%.

The Second Amended and Restated Service Agreement also includes, among others, the following amended provisions: (i) the grant to us of a security interest in certain property of the Northland affiliated dental practices to secure present and future performance; (ii) the right of the parties to engage in specified activities following a termination of the Second Amended and Restated Service Agreement; (iii) required arbitration of disputes between the parties; (iv) exclusion of indirect damages and certain claims; and (v) limitation on our liability to an amount equal to the service fee paid to us during the previous twelve months.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information relating to our executive officers is included under the caption “Executive Officers and Senior Management of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our proxy statement in connection with our 2010 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A summary of our stockholder approved and non-approved equity plans as of December 31, 2009 follows (in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders (excluding ESPP)	1,989	$10.25	730

Equity compensation plans approved by security shareholders (ESPP only)	N/A	N/A	248

Total all plans	1,989	$10.25	978

The information set forth under the caption “Principal Stockholders” in our proxy statement is incorporated in this annual report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” and the information set forth under the caption “Election of Directors” and “Compensation Committee Interlocks” in our proxy statement in connection with our 2010 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Proposal 3 – Ratification of Independent Public Accountant – Independent Accountant Fees” and “Audit Committee Report” in our proxy statement in connection with our 2010 Annual Meeting of Stockholders is incorporated in this annual report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements (see Item 8)

(a)(2)	Financial Statement Schedules
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
The exhibits that are filed with this Form 10-K or are incorporated in this annual report by reference are set forth in the Exhibit Index that appears beginning at page 82.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 12th day of March, 2010.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 12, 2010

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 12, 2010

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 12, 2010

/S/ FAY DONOHUE Fay Donohue	Director	March 12, 2010

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 12, 2010

/S/ DAVID E. MILBRATH, D.D.S. David E. Milbrath, D.D.S.	Director	March 12, 2010

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 12, 2010

/S/ DR. LONNIE H. NORRIS Dr. Lonnie H. Norris	Director	March 12, 2010

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 12, 2010

/S/ STEVEN J. SEMMELMAYER Steven J. Semmelmayer	Director	March 12, 2010

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	December 31, 1997	333-39981

3.2	Amended and Restated By-laws of the Registrant		S-1	November 12, 1997	333-39981

3.3	Amendment to Article 5 of the Amended and Restated By-laws of the Registrant		8-K	October 30, 2007	000-23363

4	Specimen Certificate representing the Registrant’s Common Stock		S-1/A	December 31, 1997	333-39981

10.1*	Amended and Restated 1996 Stock Option Plan		S-1	November 12, 1997	333-39981

10.2*	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan		S-1/A	March 23, 1998	333-39981

10.3*	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan		10-K	March 9, 1999	000-23363

10.4*	Amendment No. 3 to Amended and Restated 1996 Stock Option Plan		10-K	March 9, 1999	000-23363

10.5*	Amendment No. 4 to Amended and Restated 1996 Stock Option Plan		10-K	March 16, 2000	000-23363

10.6*	Amendment No. 5 to Amended and Restated 1996 Stock Option Plan		10-Q	November 13, 2001	000-23363

10.7*	Amendment No. 6 to Amended and Restated 1996 Stock Option Plan		10-Q	August 13, 2002	000-23363

10.8*	Amendment No. 7 to Amended and Restated 1996 Stock Option Plan		10-Q	August 11, 2004	000-23363

10.9*	1996 Time Accelerated Restricted Stock Option Plan, including Amendment No. 1		S-1	November 12, 1997	333-39981

10.10*	Amendment No. 2 to 1996 Time Accelerated Restricted Stock Option Plan		10-Q	May 15, 2003	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.11*	Amended and Restated 1996 Directors Stock Option Plan, including Amendment No. 1		S-1	November 12, 1997	333-39981

10.12*	Amendment No. 2 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 9, 1999	000-23363

10.13*	Amendment No. 3 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 9, 1999	000-23363

10.14*	Amendment No. 4 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 16, 2000	000-23363

10.15*	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	August 13, 2002	000-23363

10.16*	Amendment No. 6 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	May 15, 2003	000-23363

10.17*	Amendment No. 7 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	May 13, 2004	000-23363

10.18*	1997 Employee Stock Purchase Plan		S-8	April 21, 1998	333-50605

10.19*	Amendment No. 1 to 1997 Employee Stock Purchase Plan		S-8	April 21, 1998	333-50605

10.20*	Amendment No. 2 to 1997 Employee Stock Purchase Plan		S-8	April 11, 2000	333-34522

10.21*	Amendment No. 3 to 1997 Employee Stock Purchase Plan	X

10.22*	Amendment No. 4 to 1997 Employee Stock Purchase Plan		10-Q	August 11, 2004	000-23363

10.23*	Amendment No. 5 to 1997 Employee Stock Purchase Plan		10-Q	May 11, 2009	000-23363

10.24*	Amendment No. 6 to 1997 Employee Stock Purchase Plan		10-Q	May 11, 2009	000-23363

10.25*	1999 Restricted Stock Plan		10-Q	November 12, 1999	000-23363

10.26*	Amendment No. 1 to 1999 Restricted Stock Plan		10-Q	November 13, 2001	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.27*	Amendment No. 2 to 1999 Restricted Stock Plan		10-Q	August 11, 2004	000-23363

10.28*	Amended 2005 Equity Incentive Plan		8-K	July 18, 2005	000-23363

10.29*	Amendment to Amended 2005 Equity Incentive Plan	X

10.30*	Nonqualified Stock Option Agreement for Amended 2005 Equity Incentive Plan		8-K	July 18, 2005	000-23363

10.31*	Amended 2005 Directors Stock Option Plan		8-K	July 18, 2005	000-23363

10.32*	Amendment to Amended 2005 Directors Stock Option Plan	X

10.33*	Nonqualified Stock Option Agreement for Amended 2005 Directors Stock Option Plan		8-K	July 18, 2005	000-23363

10.34*	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001 between the Registrant and Gregory A. Serrao		10-K	March 23, 2001	000-23363

10.35*	First Amendment dated January 1, 2009 to Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001 between the Registrant and Gregory A. Serrao		10-K	March 16, 2009	000-23363

10.36*	Written Description of the Company’s Executive Bonus Plan		8-K	April 15, 2009	000-23363

10.37	Senior Secured Credit Facility dated August 21, 2009 among the Registrant, as borrower; the lending institutions named therein, as lenders; KeyBank National Association, as a co-lead arranger and administrative agent; RBS Securities Inc., as a co-lead arranger; Banc of America Securities LLC, as a co-lead arranger; Bank of America, N.A., as documentation agent; and RBS Citizens, N.A., as syndication agent		8-K	August 26, 2009	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.38	Amendment No. 1 dated November 13, 2009 to Senior Secured Credit Facility dated August 21, 2009 among the Registrant, as borrower; the lending institutions named therein, as lenders; KeyBank National Association, as a co-lead arranger and administrative agent; RBS Securities Inc., as a co-lead arranger; Banc of America Securities LLC, as a co-lead arranger; Bank of America, N.A., as documentation agent; and RBS Citizens, N.A., as syndication agent		8-K	November 16, 2009	000-23363

10.39	Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Smileage Dental Care, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.40	Amendment No. 1 dated October 1, 2000 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.41	Amendment No. 2 dated January 1, 2001 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.42	Amendment No. 3 dated July 1, 2003 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.43	Amendment No. 4 dated January 1, 2005 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 10, 2006	000-23363

10.44	Amendment No. 5 dated January 1, 2006 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	May 9, 2006	000-23363

10.45	Amendment No. 6 dated June 1, 2006 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	August 9, 2006	000-23363

10.46	Amendment No. 7 dated January 1, 2007 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	May 9, 2007	000-23363

10.47	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.48	Business Associate Addendum dated March 9, 2010 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC	X

10.49	Second Amended and Restated Service Agreement dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.50	Business Associate Addendum dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC	X

10.51	Definitive Settlement Agreement dated February 29, 2008 among American Dental Partners, Inc., PDHC, LTD., Northland Dental Partners, PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A.		8-K	March 5, 2008	000-23363

10.52	Mutual Release of Claims dated February 29, 2008 by and among American Dental Partners, Inc., PDHC, Ltd., Northland Dental Partners, PLLC, fka James Ludke, D.D.S., PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A.		8-K	March 5, 2008	000-23363

21	Subsidiaries of the Registrant	X

23	Consent of PricewaterhouseCoopers LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

*	Management contract or compensatory plan identified pursuant to Item 15(a)3.