Form 10-Q
period 2010-03-31
AMERICAN DENTAL PARTNERS INC
filed 2010-05-06
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2010 was 15,728,088.

AMERICAN DENTAL PARTNERS, INC.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,436	$6,807
Accounts receivable, net	21,232	20,811
Inventories	2,424	2,539
Prepaid expenses and other current assets	9,563	9,559
Deferred income taxes	3,312	3,431

Total current assets	44,967	43,147

Property and equipment, net	51,971	53,766

Non-current assets:
Goodwill	86,852	86,852
Service Agreements and other intangible assets, net	179,968	180,573
Deferred income taxes	3,809	3,761
Other	5,431	5,912

Total non-current assets	276,060	277,098

Total assets	$372,998	$374,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,105	$15,977
Accrued compensation and benefits	9,881	10,883
Accrued expenses	13,214	11,234
Income tax payable	1,228	927
Deferred income taxes	264	244
Current maturities of debt	9,187	8,685

Total current liabilities	49,879	47,950
Non-current liabilities:
Long-term debt	87,667	93,506
Deferred income taxes	39,439	39,573
Other liabilities	5,612	5,666

Total non-current liabilities	132,718	138,745

Total liabilities	182,597	186,695

Noncontrolling interest	2,007	1,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,310,588 and 16,272,786 shares issued; 15,728,088 and 15,690,286 shares outstanding at March 31, 2010 and December 31, 2009, respectively	162	162
Additional paid-in capital	103,810	103,151
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Accumulated comprehensive income	(1,627)	(1,641)
Retained earnings	89,923	87,661

Total stockholders’ equity	188,394	185,459

Total liabilities and stockholders’ equity	$372,998	$374,011

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$71,854	$69,385
Operating expenses:
Salaries and benefits	29,602	30,156
Lab fees and dental supplies	11,068	10,293
Office occupancy	9,125	8,499
Other operating expense	6,547	5,988
General corporate expense	3,647	3,360
Depreciation	2,845	2,715
Amortization of intangible assets	2,406	2,425

Total operating expenses	65,240	63,436

Earnings from operations	6,614	5,949
Interest expense	2,652	3,370

Earnings before income taxes	3,962	2,579
Income taxes	1,550	1,021

Consolidated net earnings	2,412	1,558
Noncontrolling interest	67	137

Net earnings	$2,345	$1,421

Net earnings per common share:
Basic	$0.15	$0.11

Diluted	$0.15	$0.11

Weighted average common shares outstanding:
Basic	15,714	12,935

Diluted	16,054	12,994

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholder’s Equity
	Number of Shares						Accumulated Other Comprehensive Income
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of $0	39	—	—	272	—	—	—	272	—
Issuance of common stock for exercised stock options, including tax benefit of $5	8	—	—	41	—	—	—	41	—
Stock-based compensation expense	—	—	—	339	—	—	—	339	—
Accumulated other comprehensive income	—	—	—	—	—	—	23	23	—
Cumulative fair value adjustment of noncontrolling interest	—	—	—	—	(453)	—	—	(453)	453
Net earnings	—	—	—	—	1,421	—	—	1,421	137

Balance at March 31, 2009	13,531	(582)	$135	$71,748	$82,168	$(3,874)	$(2,036)	$148,141	$1,174

Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan including tax benefit of $0	29	—	—	219	—	—	—	219	—
Issuance of common stock for exercised stock options, including tax benefit of $0	9	—	—	49	—	—	—	49	—
Stock-based compensation expense	—	—	—	391	—	—	—	391	—
Accumulated other comprehensive income	—	—	—	—	—	—	14	14	—
Fair value adjustment of noncontrolling interest	—	—	—	—	(83)	—	—	(83)	83
Net earnings	—	—	—	—	2,345	—	—	2,345	67

Balance at March 31, 2010	16,311	(582)	$162	$103,810	$89,923	$(3,874)	$(1,627)	$188,394	$2,007

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$2,412	$1,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,845	2,715
Stock-based compensation	391	339
Amortization of intangible assets	2,406	2,425
Other amortization	510	272
Deferred income tax benefit	(41)	214
Loss on disposal of property and equipment	6	3
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	(421)	(2,013)
Other current assets	111	247
Accounts payable and accrued expenses	251	(543)
Accrued compensation and benefits	(1,002)	317
Income taxes payable/refundable, net	301	932
Other, net	(70)	376

Net cash provided by operating activities	7,699	6,842

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	—	(75)
Capital expenditures, net	(1,001)	(1,794)
Payment of affiliation costs	—	(7)
Contingent and deferred payments	—	(142)

Net cash used in investing activities	(1,001)	(2,018)

Cash flows from financing activities:
Proceeds from credit facilities	34,300	25,550
Repayments under revolving and term credit facilities	(39,600)	(30,700)
Repayments of debt	(37)	(45)
Proceeds from shares issued under employee stock purchase plan	219	272
Proceeds from issuance of common stock for exercise of stock options	49	36
Tax benefit on exercise of stock options	—	5

Net cash used in financing activities	(5,069)	(4,882)

Increase/(Decrease) in cash and cash equivalents	1,629	(58)
Cash and cash equivalents at beginning of period	6,807	6,626

Cash and cash equivalents at end of period	$8,436	$6,568

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,150	$2,733

Cash paid during the period for income taxes, net	$1,384	$60

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$2,066	$59

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services, dental facilities and support staff to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations that are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

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

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

(4)	Reclassifications

Other operating expenses of $590,000 for the quarter ended March 31, 2009 have been reclassified to salaries and benefits to conform to the quarter ended March 31, 2010 presentation.

(5)	Recent Affiliations

There were no affiliations completed during the quarter ended March 31, 2010.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(6)	Intangible Assets and Goodwill

Intangible assets consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of March 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$237,810	$605	$220	$—	$238,635
Accumulated amortization	(63,210)	(502)	(14)	—	(63,726)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	5,059	5,059

Total identifiable intangible assets	$174,600	$103	$206	$5,059	$179,968

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$236,009	$605	$220	$—	$236,834
Accumulated amortization	(60,819)	(497)	(4)	—	(61,320)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	5,059	5,059

Total identifiable intangible assets	$175,190	$108	$216	$5,059	$180,573

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $2,406,000 and $2,425,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $9,660,000. The amortization period for service agreements is 25 years. On March 31, 2010, Reston Dental Group, P.C., the affiliated practice at Dental Arts Center, merged with Greater Maryland Dental Partners, P.A., the affiliated practice at Greater Maryland Dental Partners and accordingly, became subject to the service agreement between Greater Maryland Dental Partners, P.A. and the Company. As a result of the merger, the Company recorded a $1,800,000 adjustment to service agreements related to a guaranteed stock buy back. The weighted average amortization period for customer relationships is seven years. The weighted average remaining life of covenants not to compete is five years. The weighted average remaining life of all intangible assets excluding indefinite lived trade names is approximately 19 years.

The change in the carrying amount of goodwill during the first quarter of 2010 was as follows (in thousands):

2010
Balance as of January 1
Goodwill	$86,852

Goodwill acquired during the quarter	—

Balance as of March 31

Goodwill	$86,852

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(7)	Stock-based Compensation

Options granted under the Amended 2005 Equity Incentive Plan have a ten-year term and a vesting period of four years. Options granted under the Amended 2005 Directors Stock Option Plan have a ten-year term and a vesting period of three years. At March 31, 2010, options for 1,608,268 shares were vested under all of the Company’s equity incentive plans and 383,675 shares were available for future grants under the Amended 2005 Equity Incentive Plan and the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan (“ESPP”). A total of 552,252 shares have been purchased under the ESPP since inception of the plan and 247,748 shares were available for purchase as of March 31, 2010. The Company issues new shares for ESPP purchases.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and its 1997 Employee Stock Purchase Plan of $391,000 and $339,000 during the three months ended March 31, 2010 and 2009, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income and no amounts were capitalized. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $122,000 and $123,000 during the three months ended March 31, 2010 and 2009, respectively. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2010 was approximately $3,826,000, and the weighted average period of time over which this cost will be recognized is 1.5 years.

The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first three months of 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Stock Options	ESPP	Stock Options	ESPP
Risk free interest rate	2.75%	3.01%	2.03%	1.90%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	52.35%	41.08%	57.94%	50.46%
Expected life (years)	6.0 years	0.5 years	6.1 years	0.5 years
Expected forfeiture	3%	0%	4%	0%
Weighted average fair value of options / purchase rights granted during the quarter	$6.88	$1.57	$3.60	$1.01

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock option transactions during the first quarter of 2010:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,989	$10.25	—	—
Granted	365	13.17	—	—
Exercised	(9)	5.39	—	—
Forfeited or expired	(19)	17.12	—	—

Outstanding at March 31, 2010	2,326	$10.67	6.00	$8,236

Vested and unvested expected to vest at March 31, 2010	2,271	$10.66	5.92	$8,120

Exercisable at March 31, 2010	1,608	$10.32	4.57	$6,567

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first three months of 2010 and 2009 are provided in the following table (in thousands):

	2010	2009
Proceeds from stock options exercised	$49	$36
Tax benefit related to stock options exercised	$—	$5
Intrinsic value of stock options exercised	$72	$12

(8)	Accounts Receivable, net and Net Revenue

Accounts Receivable, net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator. The following table lists receivables due from the affiliated practices and other receivables as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Receivables due from affiliated practices	$17,597	$17,410
Other receivables, net	3,635	3,401

Accounts receivable, net	$21,232	$20,811

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 18% and 20% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 21% and 17% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. Accounts receivables of Arizona Tooth Doctor included in other receivables, net, represented approximately 13% and 12% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. No other receivables exceeded 10% of the Company’s consolidated accounts receivables, net, in 2010 or 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net Revenue

The Company’s net revenue primarily represents reimbursement of expenses and fees charged to the affiliated practices pursuant to the terms of service agreements. Additionally, the Company’s net revenue includes patient revenue from Arizona Tooth Doctor, fees earned by its dental benefits third-party administrator and fees earned by its dental laboratories.

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities, lab fees and dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Net revenue consisted of the following for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Reimbursement of expenses:
Salaries and benefits	$20,820	$21,338
Lab fees and dental supplies	12,015	11,170
Office occupancy expenses	8,121	7,524
Other operating expenses	5,661	5,098
Depreciation expense	2,425	2,281

Total reimbursement of expenses	49,042	47,411
Business service fees	16,460	15,144

Revenue earned under service agreements	65,502	62,555
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	6,352	6,830

Net revenue	$71,854	$69,385

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% and 22% of the Company’s consolidated net revenue for the three months ended March 31, 2010 and 2009, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 13% and 14% of the Company’s consolidated net revenue for the three months ended March 31, 2010 and 2009, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue in the three months ended March 31, 2010 and 2009.

(9)	Debt

In August 2009, the Company entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option at either prime or the greater of LIBOR or 2% plus a margin. The margin is based upon the Company’s debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.00% for LIBOR borrowings. In addition, the Company pays a commitment fee on the unused balance of the revolving line of credit ranging from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The senior secured credit facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended June 30, 2010 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012 and $53,000,000 at maturity. The total amount of repayments in 2010 is scheduled to be $8,500,000.

The Company must comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the senior secured credit facility. Pursuant to provisions of the senior secured credit facility, the Company is permitted to borrow up to $25,000,000 annually for acquisitions, including earn-outs and contingent payments on previously completed acquisitions. In November 2009, the Company entered into an amendment of the senior secured credit facility in order to fund the acquisition of selected assets of Christie Dental pursuant to which the Company was permitted to make acquisitions up to $32,000,000 annually through December 31, 2009 and up to $25,000,000 thereafter. The Company was in compliance with its amended covenants as of March 31, 2010.

The outstanding balance with respect to the senior secured credit facility as of March 31, 2010 was $76,000,000 under the term loan and $20,550,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,912,000 at March 31, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $27,538,000 was available for borrowing under the revolving line of credit.

(10)	Shareholder Litigation

On or about April 9, 2010, the United States District Court for the District of Massachusetts approved a Class Action Settlement Agreement, dated December 15, 2009, resolving allegations made against the Company and certain of the Company’s executive officers pursuant to the shareholder class action lawsuit. A group of shareholders excluded themselves from the settlement and filed an opt-out complaint. The plaintiffs seek an unspecified amount of money damages, costs and attorneys’ fees, and any other relief the court deems proper.

Pursuant to the terms of the Class Action Settlement Agreement, the insurance company that issued the Company’s Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order, dated April 9, 2010. As a result of the pending settlement, the Company has recorded $6,000,000 in accrued expenses to reflect the pending settlement and $6,000,000 in prepaid expenses and other current assets to reflect the pending receipt of insurance proceeds.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,345	$1,421

Weighted average common shares outstanding	15,714	12,935

Net earnings per share	$0.15	$0.11

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,345	$1,421

Weighted average common shares outstanding	15,714	12,935
Add: Dilutive effect of options (1)	340	59

Weighted average common shares as adjusted	16,054	12,994

Net earnings per share	$0.15	$0.11

(1)	462,024 and 1,249,847 options were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2010 and 2009, respectively, due to their antidilutive effect.

(12)	Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $2,809,000, which includes approximately $339,000 in capitalized interest, in connection with this system as of March 31, 2010. These costs will be depreciated over ten years. The Company began to depreciate costs associated with the first development phase in October 2005 and the second development phase in April 2009. Accumulated depreciation as of March 31, 2010 was $426,000.

(13)	Fair Value Measurement

Authoritative guidance establishes a framework for measuring fair value and the related disclosure requirements. Fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to the authoritative guidance for fair value measurement and disclosures, accounting for leases and leasing transactions are excluded. The Company adopted the authoritative guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which the Company adopted as of January 1, 2009. This statement had no material impact on the Company’s consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during the three months ended March 31, 2010. The Company’s financial assets and liabilities are primarily composed of cash equivalents and an interest rate swap.

The current authoritative guidance for fair value measurement and disclosure establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The financial assets in Level 1 are money market funds. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

March 31, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,627)	$—	$(1,627)
Cash equivalents	5,082	—	—	5,082

Total	$5,082	$(1,627)	$—	$3,455

December 31, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,641)	$—	$(1,641)
Cash equivalents	4,665	—	—	4,665

Total	$4,665	$(1,641)	$—	$3,024

As of March 31, 2010, there has been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 9. As of March 31, 2010, the estimated fair value of the Company’s revolving line of credit was $21,737,000 and the fair value of the term loan was $79,116,000.

(14)	Income Taxes

As of March 31, 2010, the Company had $721,000 of gross unrecognized income tax benefits, of which $581,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit increased from $689,000 during the three months ended March 31, 2010.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of March 31, 2010, the Company had approximately $176,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2008 and 2009 remain open to examination by federal authorities and the tax years 2007, 2008 and 2009 remain open to examination by state authorities.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(15)	Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of March 31, 2010 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements as of March 31, 2010 and December 31, 2009 is set forth below (in thousands):

	March 31, 2010	December 31, 2009	Balance Sheet Location
Interest Rate Swap (1)	$1,627	$1,641	Other non-current liabilities

The impact on OCI from the interest rate swap for the quarter ended March 31, 2010 and full year ended December 31, 2009 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2010	2009
Interest Rate Swap (1)	$14	$418

(1)	Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended March 31, 2010 and concluded that the interest rate swap was effective.

(16)	Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on accounting for distributions to shareholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to shareholders that allows shareholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that shareholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance on accounting for consolidations with a focus on accounting and reporting for decreases in ownership of a subsidiary. The guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about de-consolidation of a subsidiary or de-recognition of a group of assets. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively. The guidance did not have an impact on the Company’s consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The guidance did not have an impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivative and hedging and is effective for interim and annual periods beginning after June 15, 2010. The Company does not expect the guidance to have an impact on the Company’s consolidated financial statements.

(17)	Subsequent events

The Company has determined that there were no subsequent events to disclose or recognize in these unaudited consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

As used in this quarterly report, “practice” refers to a dentist-owned professional corporation, professional association, professional limited liability company or service corporation that is responsible for providing dental care to patients. “Group practice” refers to a practice that employs multiple dentists and typically is owned by more than one dentist. “Affiliated practice” refers to a practice that has entered into a long-term service agreement with one of our subsidiary service companies. “Affiliated dental group” refers collectively to the affiliated practice and service company that are parties to the service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, “Arizona Tooth Doctor,” a corporation that is 85% owned by us and as permitted by applicable state law, employs dentists.

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their growth. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and practice technology, marketing, payor contracting, and financial planning, reporting and analysis. On March 31, 2010, Associated Dental Care, P.A., the affiliated practice at Assure Dental, merged with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare and accordingly became subject to the service agreement between Northland Dental Partners, PLLC and us. On March 31, 2010, Reston Dental Group, P.C., the affiliated practice at Dental Arts Center, merged with Greater Maryland Dental Partners, P.A., the affiliated practice at Greater Maryland Dental Partners and accordingly, became subject to the service agreement between Greater Maryland Dental Partners, P.A. and us. At March 31, 2010, we were affiliated with 25 dental group practices, comprising 567 full-time equivalent dentists practicing in 267 dental facilities in 19 states.

Affiliation and Acquisition Summary

When affiliating with a dental practice, we customarily acquire selected assets and enter into a long-term service agreement with the affiliated practice. Under our service agreements, we are responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations. The affiliated practice is responsible for the provision of dental care. Each of our service agreements has an initial term of 40 years.

We are constantly evaluating potential affiliation and acquisition transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on their behalf, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by our dental benefits third-party administrator, fees earned by our dental laboratories and other miscellaneous revenue.

The following table provides the components of our net revenue for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Reimbursement of expenses	$49,042	$47,411
Business service fees	16,460	15,144

Revenue earned under service agreements	65,502	62,555
Other revenue	6,352	6,830

Net revenue	$71,854	$69,385

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

Our net revenue depends primarily on revenue generated by the affiliated practices. Under current economic conditions, demand for dental care has declined among patients both with and without dental insurance. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. The recent economic downturn has caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us has been lower net revenue and lower profit margins. We anticipate that negative macroeconomic conditions will continue to adversely affect our business in 2010, although we are unable to predict the likely duration or severity of those conditions or the magnitude of the effect on our business or results of operations. We do not, however, believe that the current economic conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Arizona Tooth Doctor is a dental group practice that provides dental care primarily to children. Approximately 90% of the group’s revenue is derived from preferred provider organization health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. Arizona legislature recently approved a state budget that authorizes AHCCCS to reduce reimbursement rates by up to 5%. The budget authorizes up to an additional 10% reduction unless voters in Arizona approve Proposition 100, which would temporarily increase the state sales tax by one cent. The vote on Proposition 100 is scheduled for May 18, 2010. We cannot be certain the extent to which these proposed reimbursement reductions will be implemented or the extent to which they will be passed on to us by the health plans. We, therefore, cannot be certain what effect the proposed reimbursement reductions will have on patient revenue of Arizona Tooth Doctor.

Patient Revenue of the Affiliated Practices

We believe it is important for investors to understand patient revenue of the affiliated practices, which, with the exception of Arizona Tooth Doctor, we do not own or control. We do not consolidate the financial statements of the affiliated practices, other than Arizona Tooth Doctor, with ours, and accordingly their patient revenue is not a measure of our financial performance under generally accepted accounting principles. It is, however, a financial measure we use to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts with the affiliated practices. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Fee-for-service and indemnity plans	15%	17%
PPO and dental referral plans	75%	69%
Capitated managed care plans	5%	9%
Medicaid and CHIP programs	5%	5%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

The following table sets forth for the three months ended March 31, 2010 and 2009, same market patient revenue of all the affiliated practices, the amounts due to us under service agreements and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended March 31,		% Change
	2010	2009
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$104,172	$106,667	-2.3%
Platform dental group practices that affiliated with us during periods of comparison	6,615	90	—

Total patient revenue	110,787	106,757	3.8%
Patient revenue of Arizona Tooth Doctor	5,765	6,124	-5.9%

Patient revenue of affiliated practices other than Arizona Tooth Doctor	105,022	100,633	4.4%
Amounts due to us under service agreements	65,502	62,555	4.7%

Amounts retained by affiliated practices other than Arizona Tooth Doctor	$39,520	$38,078	3.8%

Same market patient revenue growth was -2.3% for the three months ended March 31, 2010 and was composed of a 1.9% decrease in provider hours, a 2.1% increase in provider productivity and a 2.5% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for the three months ended March 31, 2010 excludes platform affiliations that occurred after January 1, 2009.

Amounts retained by the affiliated practices decreased as a percentage of patient revenue of the affiliated practices, excluding Arizona Tooth Doctor, to 37.6% for the three months ended March 31, 2010 from 37.8% for the three months ended March 31, 2009. The decrease was primarily due to lower provider compensation partially offset by higher amounts retained for compensation of the clinical staff as a result of the Christie Dental Practice Group, P.L. (“Christie Dental”) affiliation where the clinical staff are employed by the affiliated practice.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$71,854	100.0%	$69,385	100.0%	3.6%
Operating Expenses:
Salaries and benefits	29,602	41.2%	30,156	43.5%	-1.8%
Lab fees and dental supplies	11,068	15.4%	10,293	14.8%	7.5%
Office occupancy	9,125	12.7%	8,499	12.2%	7.4%
Other operating expenses	6,547	9.1%	5,988	8.6%	9.3%
General corporate expenses	3,647	5.1%	3,360	4.8%	8.5%
Depreciation expense	2,845	4.0%	2,715	3.9%	4.8%
Amortization of intangible assets	2,406	3.3%	2,425	3.5%	-0.8%

Total operating expenses	65,240	90.8%	63,436	91.4%	2.8%

Earnings from operations	6,614	9.2%	5,949	8.6%	11.2%
Interest expense	2,652	3.7%	3,370	4.9%	-21.3%

Earnings before income taxes	3,962	5.5%	2,579	3.7%	53.6%
Income taxes	1,550	2.2%	1,021	1.5%	51.8%

Consolidated net earnings	2,412	3.4%	1,558	2.2%	54.8%
Noncontrolling interest	67	0.1%	137	0.2%	-51.1%

Net earnings	$2,345	3.3%	$1,421	2.0%	65.0%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Net Revenue

Net revenue increased 3.6% to $71,854,000 for the three months ended March 31, 2010 from $69,385,000 for the three months ended March 31, 2009. The increase was primarily the result of revenue contribution from Christie Dental and to a lesser extent our Texas pediatric Medicaid affiliate.

Net revenue from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented 21% and 22% of our consolidated net revenue for the three months ended March 31, 2010 and 2009, respectively. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented 13% and 14% of our consolidated net revenue for the three months ended March 31, 2010 and 2009, respectively. The termination of either of the Northland Dental Partners, PLLC or Wisconsin Dental Group, S.C. service agreements could have a material adverse effect on our business, financial condition and results of operations. No other service agreement or customer accounted for more than 10% of our consolidated net revenue during the period ended March 31, 2010 and 2009.

Salaries and Benefits

Salaries and benefits expense includes costs for our personnel working at the dental facilities, dental laboratories and local and regional shared service centers. At the facility level, we generally employ the administrative staff and, where permitted by state law, the hygienists and dental assistants. We also employ the dentists at Arizona Tooth Doctor. The personnel at the local and regional shared service centers support the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 41.2% for the three months ended March 31, 2010 from 43.5% for the three months ended March 31, 2009. The decrease was due to the affiliation with Christie Dental in December 2009 and our ongoing staffing and compensation management initiatives in response to current economic conditions.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.4% of net revenue for the three months ended March 31, 2010 from 14.8% for the three months ended March 31, 2009. Excluding Christie Dental, the percentage of net revenue for the three months ended March 31, 2010 was 15.1%. Dental supplies expense increased due to higher gold alloy costs for our dental labs and timing of purchases for our growing specialty dental care business. Lab fees expense decreased as a result of a shift in procedure mix which we believe is as a result of current economic conditions.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.7% for the three months ended March 31, 2010 from 12.2% for the three months ended March 31, 2009. Excluding Christie Dental, office occupancy expense as a percentage of net revenue for the three months ended March 31, 2010 was 12.5%. The remaining increase was due to expansion costs relating to our Texas pediatric Medicaid affiliate and certain other markets that have experienced a decrease in net revenue.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Other Operating Expenses

Other operating expenses include general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

Other operating expenses as a percentage of net revenue increased to 9.1% for the three months ended March 31, 2010 from 8.6% for the three months ended March 31, 2009. Excluding Christie Dental, other operating expense as a percentage of net revenue for the three months ended March 31, 2010 was 8.7%. The primary contributor for this remaining increase was the expansion of our Texas pediatric Medicaid affiliate.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office, and professional fees, including legal and accounting.

General corporate expenses as a percentage of net revenue increased to 5.1% for the three months ended March 31, 2010 from 4.8% for the three months ended March 31, 2009. The increase was the result of increased travel expense for our corporate personnel, compensation expense for two newly created corporate positions and increase in franchise taxes.

Stock-based compensation expense was $391,000 and $339,000 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.0% for the three months ended March 31, 2010 from 3.9% for the three months ended March 31, 2009. The increase was the result of the affiliation with Christie Dental.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with affiliated practices, as a percentage of net revenue decreased to 3.3% for the three months ended March 31, 2010 from 3.5% for the three months ended March 31, 2009. The decrease was primarily attributed to a change in the classification of our Metro Dentalcare trade name from a definite lived to an indefinite lived asset as of June 30, 2009, partially offset by amortization of intangible assets associated with the affiliation with Christie Dental.

Earnings from Operations

Earnings from operations increased 11.2% to $6,614,000 for the three months ended March 31, 2010 from $5,949,000 for the three months ended March 31, 2009. As a percentage of net revenue, earnings from operations increased to 9.2% for the three months ended March 31, 2010 from 8.6% of net revenue for the three months ended March 31, 2009. The increase in earnings from operations was primarily due to decreased salary expense and amortization expense offset by increased lab fees and dental supplies, office occupancy, other operating, general corporate and depreciation expense.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Interest Expense

Net interest expense decreased to $2,652,000 for the three months ended March 31, 2010 from $3,370,000 for the three months ended March 31, 2009. The decrease was the result of reduced borrowing levels.

Income Taxes

Our effective tax rate decreased to 39.1% for the three months ended March 31, 2010 as compared to 39.6% for the three months ended March 31, 2009. The decrease was due to a change in the mix of state tax rates. We expect our effective tax rate to range between 39.0% and 39.5% for 2010.

Consolidated Net Earnings

As a result of the foregoing, consolidated net earnings increased 54.8% to $2,412,000 for the three months ended March 31, 2010 from $1,558,000 for the three months ended March 31, 2009. As a percentage of net revenue, consolidated net earnings increased to 3.4% for the three months ended March 31, 2010 from 2.2% for the three months ended March 31, 2009. The increase was primarily due to lower interest expense and operating expenses.

Noncontrolling Interest

For the three months ended March 31, 2010 and March 31, 2009, we recorded noncontrolling interest expense of $67,000 and $137,000, respectively, representing the gains attributable to noncontrolling interest holders. The decrease in noncontrolling interest expense was due to a decrease in net earnings of Arizona Tooth Doctor.

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from cash flow from operations, borrowings under our senior credit facility and most recently from the issuance of equity securities. We have, in the past, also used the issuance of subordinated promissory notes to finance certain capital needs, but have not done so in recent years.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2010 to be between $11,000,000 and $12,000,000.

Operating Activities

For the three months ended March 31, 2010 and 2009, cash provided by operating activities amounted to $7,699,000 and $6,842,000, respectively. Cash provided by operations primarily resulted from consolidated net earnings after adjusting for non-cash items and changes in accrued compensation and benefits and accounts receivables. Working capital items were a net use of cash in both periods of comparison. For the three months ended March 31, 2010, accrued compensation and benefits reduced cash flow largely as a result of incentive compensation earned in 2009 that was disbursed in 2010. In the three months ended March 31, 2009, the use of cash was primarily related to higher accounts receivable from affiliated practices which is largely affected by patient receivables at the affiliated practices. Days revenue outstanding decreased from 35 days as of March 31, 2009 to 26 days as of March 31, 2010.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Investing Activities

For the three months ended March 31, 2010 and 2009, cash used for investing activities amounted to $1,001,000 and $2,018,000, respectively. Capital expenditures were $793,000 less in 2010 as compared to 2009, as we completed one de novo dental facility in 2010 as compared with two de novo dental facilities in 2009.

Financing Activities

For the three months ended March 31, 2010 and 2009, cash used in financing activities amounted to $5,069,000 and $4,882,000, respectively. For the three months ended March 31, 2010, we used cash generated from operations after investing activities of $5,300,000 to reduce our borrowings as compared to $5,150,000 for the three months ended March 31, 2009.

Credit Agreement

In August 2009, we entered into a $130,000,000 senior secured credit facility, comprising a $50,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in August 2012 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option at either prime or the greater of LIBOR or 2% plus a margin. The margin is based upon our debt coverage ratio and ranges from 4.75% to 5.50% for prime borrowings and 5.25% and 6.00% for LIBOR borrowings. In addition, we pay a commitment fee on the unused balance of the revolving line of credit ranging from 0.375% to 0.625%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We must comply with financial and other covenants, including minimum net worth, minimum EBITDA, minimum leverage and fixed charge coverage ratios as defined by the senior secured credit facility.

Pursuant to provisions of the senior secured credit facility, we are permitted to borrow up to $25,000,000 annually for acquisitions, including earn-outs and contingent payments on previously completed acquisitions. In November 2009, we entered into an amendment of the senior secured credit facility in order to fund the acquisition of selected assets of Christie Dental pursuant to which we were permitted to make acquisitions up to $32,000,000 annually through December 31, 2009 and up to $25,000,000 thereafter. We are in compliance with all amended covenants as of March 31, 2010.

The senior secured credit facility requires scheduled quarterly principal repayments on the term loan. Principal repayments of $2,000,000 are required for each of the quarters ended June 30, 2010 through September 30, 2010, $2,500,000 for each of the quarters ended December 31, 2010 through September 30, 2011, $3,000,000 for each of the quarters ended December 31, 2012 through June 30, 2012 and $53,000,000 at maturity. The total amount of repayments in 2010 is scheduled to be $8,500,000.

The outstanding balance with respect to the senior secured credit facility as of March 31, 2010 was $76,000,000 under the term loan and $20,550,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,912,000 at March 31, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $27,538,000 was available for borrowing under the revolving line of credit.

We are in negotiations to refinance our senior secured credit facility to take advantage of the improvement in credit markets from last August when we last refinanced our senior credit facility.

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

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and trade receivables of Arizona Tooth Doctor, our dental benefits third-party administrator and dental laboratory businesses. At March 31, 2010, amounts due from the affiliated practices represented 83% of our accounts receivable.

The carrying amount of receivables due from the affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our service fees are dependent on the economic viability of the affiliated practices, which is based on actual and expected future financial performance, including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts in which there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. Each affiliated practice’s provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the provision and related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practice’s patient receivables would be required, which could affect the collectability of our receivables due from the affiliated practice.

Except for accounts receivable due from a former affiliated practice, which we agreed to forgive pursuant to a settlement of litigation, to date we have not recorded any losses related to our receivables due from the affiliated practices and accordingly have not recorded any reserves for uncollectability. We have recorded reserves for uncollectability against accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets that are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At March 31, 2010, goodwill and intangible assets were $266,820,000 and represented 72% of our total assets, with goodwill and indefinite-lived intangible assets representing 34% of our intangible assets and definite-lived intangible assets related to service agreements representing 66% of our intangible assets.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Our affiliations with dental practices as a result of the parties entering into a service agreement are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets acquired in affiliations other than a business combination and record at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We review identified intangible assets with definite useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

We test goodwill and indefinite lived intangibles for impairment annually as of October 1st and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the assets utilized by the business. Determining whether an impairment has occurred requires valuation of the respective reporting business unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we would supplement the cash flow approach discussed above with independent appraisals.

Our dental benefits third-party administrator historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third-party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2009, our dental benefits third-party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. If the additional product offerings are not successful, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit. Carrying value of the goodwill for our third-party administrator is approximately $2,700,000.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of authoritative guidance for share-based compensation. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include the estimated length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions and the market value of our stock for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

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

We are subject to income tax from U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2008 and 2009 remain open to examination by federal authorities and 2007, 2008, and 2009 remain open to examination by state authorities.

Our policy for recording interest and penalties associated with uncertain tax positions is to record these items as expense. For the three months ended March 31, 2010, we recognized $6,000 of interest and penalties expense in our consolidated statement of income.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on accounting for distributions to shareholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to shareholders that allows shareholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that shareholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(unaudited)

In January 2010, the FASB issued authoritative guidance on accounting for consolidations with a focus on accounting and reporting for decreases in ownership of a subsidiary. The guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about de-consolidation of a subsidiary or de-recognition of a group of assets. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively. The guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The guidance did not have an impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivative and hedging and is effective for interim and annual periods beginning after June 15, 2010. We do not expect the guidance to have an impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 4.75% to 5.50% for prime borrowings and 5.25% and 6.00% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at March 31, 2010 under our variable rate senior secured credit facility, for each one percentage point change in interest rates would be approximately $765,500.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures timely alert them to material information relating to us required to be included in this report and were effective as of March 31, 2010.

As required by Rule 13a-15(d) under the Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Litigation

On or about April 9, 2010, the United States District Court for the District of Massachusetts approved a Class Action Settlement Agreement, dated December 15, 2009, resolving the allegations against us and certain of our executive officers in the shareholder litigation. Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the settlement, as discussed below.

On or about January 25, 2008, February 4, 2008, February 12, 2008 and March 13, 2008, we and certain of our executive officers were named as defendants in four actions respectively entitled “Oliphant v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10119-RGS; “Downey v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CV-10169-RGS; “Johnston v. American Dental Partners, Inc. et. al.,” civil action number 1:08-CA-10230-RGS; and “Monihan v. American Dental Partners, Inc., et. al.,” civil action number 1:08-CV-10410-RGS, all filed in the United States District Court for the District of Massachusetts. The actions each purported to be brought on behalf of a class of purchasers of our common stock during the period August 10, 2005 through December 13, 2007. The complaints alleged that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated thereunder, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group, or PDG, against PDHC, Ltd., titled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 and conduct at issue in that action during the class period, which had the effect of artificially inflating the market price of our stock. Each complaint also asserted control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants.

On or about May 29, 2008, the Court appointed the Operating Engineers Pension Fund as lead plaintiff and its counsel, the law firm of Grant & Eisenhofer P.A., as lead counsel. The Court also ordered that the four pending actions be consolidated under the caption “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS. On or about June 5, 2008, one of the original named plaintiffs, W.K. Downey, agreed to enter an order that dismissed his individual claims with prejudice. On September 29, 2008, the Operating Engineers Pension Fund filed with the Court a consolidated amended complaint that alleged a new class period of February 25, 2004 through December 13, 2007 and asserted violations of the federal securities laws as described above.

On December 15, 2009, we, the other defendants and the lead plaintiff entered the Class Action Settlement Agreement to settle and release all remaining claims. Pursuant to its terms, the insurance company that issued our Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s Final Order, dated April 9, 2010.

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the settlement and filed an opt-out complaint in the District of Massachusetts, against us and the same executive officers named as defendants in the prior actions, entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331. The complaint asserts that the plaintiffs purchased over 500,000 shares of our common stock during the class period, alleges the same violations of the federal securities laws described above, and claims that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act, 15 U.S.C. § 78(r). The plaintiffs seek an unspecified amount of money damages, costs and attorneys’ fees, and any other relief the Court deems proper. Our time within which to respond has not yet elapsed. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION—(Continued)

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

On June 24, 2009, the Dyer and Musselman plaintiffs filed Notices of Appeal. The Superior Court noticed the assembly of the record on appeal in both actions on July 16, 2009, and, on July 22, 2009, the Massachusetts Appeals Court consolidated both appeals on its docket at No. 2009-P-1426. The appeal was fully briefed on January 22, 2010, and the Massachusetts Appeals Court has scheduled a hearing for May 17, 2010. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION—(Continued)

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2009 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline and you could lose part or all of your investment.

During the three months ended March 31, 2010, there were no material changes to the risk factors that were disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009.

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

AMERICAN DENTAL PARTNERS, INC.

May 6, 2010	/s/ Gregory A. Serrao
Gregory A. Serrao Chairman, President, and Chief Executive Officer (principal executive officer)

May 6, 2010	/s/ Breht T. Feigh
Breht T. Feigh Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

May 6, 2010	/s/ Mark W. Vargo
Mark W. Vargo Vice President, Chief Accounting Officer (principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1*	Amendment to Amended 2005 Equity Incentive Plan		10-K	March 12, 2010	000-23363

10.2*	Amendment to Amended 2005 Directors Stock Option Plan		10-K	March 12, 2010	000-23363

10.3*	Written Description of the Company’s Executive Bonus Plan		8-K	April 8, 2010	000-23363

10.4	Business Associate Addendum dated March 9, 2010 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-K	March 12, 2010	000-23363

10.5	Second Amended and Restated Service Agreement dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC		10-K	March 12, 2010	000-23363

10.6	Business Associate Addendum dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC		10-K	March 12, 2010	000-23363

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

*	Management contract or compensatory plan