Form 10-Q
period 2010-06-30
AMERICAN DENTAL PARTNERS INC
filed 2010-08-05
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2010 was 15,750,322.

AMERICAN DENTAL PARTNERS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36

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

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,554	$6,807
Accounts receivable, net	20,646	20,811
Inventories	2,885	2,539
Prepaid expenses and other current assets	10,013	9,559
Prepaid/refundable income taxes	430	—
Deferred income taxes	3,158	3,431

Total current assets	43,686	43,147

Property and equipment, net	52,882	53,766

Non-current assets:
Goodwill	90,750	86,852
Service agreements and other intangible assets, net	189,602	180,573
Deferred income taxes	2,125	3,761
Other	6,306	5,912

Total non-current assets	288,783	277,098

Total assets	$385,351	$374,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,867	$15,977
Accrued compensation and benefits	10,600	10,883
Accrued expenses	11,568	11,234
Income tax payable	—	927
Deferred income taxes	244	244
Current maturities of debt	8,154	8,685

Total current liabilities	47,433	47,950
Non-current liabilities:
Long-term debt	101,028	93,506
Deferred income taxes	37,762	39,573
Other liabilities	5,479	5,666

Total non-current liabilities	144,269	138,745

Total liabilities	191,702	186,695

Noncontrolling interest	464	1,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,310,588 and 16,272,786 shares issued; 15,728,088 and 15,690,286 shares outstanding at June 30, 2010 and December 31, 2009, respectively	162	162
Additional paid-in capital	104,191	103,151
Treasury stock, at cost, 582,500 shares	(3,874)	(3,874)
Accumulated comprehensive income	(1,507)	(1,641)
Retained earnings	94,213	87,661

Total stockholders’ equity	193,185	185,459

Total liabilities and stockholders’ equity	$385,351	$374,011

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$72,366	$70,378	$144,220	$139,763
Operating expenses:
Salaries and benefits	28,735	29,820	58,337	59,976
Lab fees and dental supplies	10,668	10,321	21,736	20,614
Office occupancy	9,131	8,542	18,256	17,041
Other operating expense	6,878	5,785	13,425	11,773
General corporate expense	3,669	3,332	7,316	6,692
Depreciation	2,862	2,700	5,707	5,415
Amortization of intangible assets	2,464	2,424	4,870	4,849

Total operating expenses	64,407	62,924	129,647	126,360

Earnings from operations	7,959	7,454	14,573	13,403
Interest expense	2,726	2,187	5,378	5,557

Earnings before income taxes	5,233	5,267	9,195	7,846
Income taxes	2,082	2,091	3,632	3,112

Consolidated net earnings	3,151	3,176	5,563	4,734
Noncontrolling interest	39	164	106	301

Net earnings	$3,112	$3,012	$5,457	$4,433

Net earnings per common share:
Basic	$0.20	$0.23	$0.35	$0.34

Diluted	$0.19	$0.23	$0.34	$0.34

Weighted average common shares outstanding:
Basic	15,728	12,949	15,721	12,942

Diluted	16,056	13,099	16,055	13,059

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholder’s Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of $0	39	—	—	232	—	—	—	232	—
Issuance of common stock for exercised stock options, including tax benefit of $5	8	—	—	41	—	—	—	41	—
Stock-based compensation expense	—	—	—	764	—	—	—	764	—
Accumulated other comprehensive income	—	—	—	—	—	—	333	333	—
Cumulative fair value adjustment of noncontrolling interest	—	—	—	—	(415)	—	—	(415)	415
Net earnings	—	—	—	—	4,433	—	—	4,433	301

Balance at June 30, 2009	13,531	(582)	$135	$72,133	$85,218	$(3,874)	$(1,726)	$151,886	$1,300

Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan including tax benefit of $0	29	—	—	219	—	—	—	219	—
Issuance of common stock for exercised stock options, including tax benefit of $0	9	—	—	49	—	—	—	49	—
Income tax shortfall from stock option plans	—	—	—	(51)	—	—	—	(51)	—
Stock-based compensation expense	—	—	—	823	—	—	—	823	—
Accumulated other comprehensive income	—	—	—	—	—	—	134	134	—
Fair value adjustment of noncontrolling interest	—	—	—	—	1,095	—	—	1,095	(1,095)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	(359)
Purchase of additional interest in subsidiary	—	—	—	—	—	—	—	—	(45)
Net earnings	—	—	—	—	5,457	—	—	5,457	106

Balance at June 30, 2010	16,311	(582)	$162	$104,191	$94,213	$(3,874)	$(1,507)	$193,185	$464

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$5,563	$4,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,707	5,415
Stock-based compensation	823	764
Amortization of intangible assets	4,870	4,849
Other amortization	1,551	522
Deferred income tax benefit	44	701
Loss on disposal of property and equipment	9	5
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	502	1,069
Other current assets	(325)	(170)
Accounts payable and accrued expenses	957	664
Accrued compensation and benefits	(492)	1,204
Income taxes payable/refundable, net	(1,357)	993
Other, net	(123)	437

Net cash provided by operating activities	17,729	21,187

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(17,998)	(150)
Capital expenditures, net	(3,109)	(3,203)
Payment of affiliation costs	—	(33)
Contingent and deferred payments	(1,800)	(177)

Net cash used in investing activities	(22,907)	(3,563)

Cash flows from financing activities:
Proceeds from credit facilities	178,100	42,100
Repayments under revolving and term credit facilities	(171,000)	(59,350)
Repayments of debt	(109)	(109)
Noncontrolling interest distribution	(359)	—
Purchase of additional interest in subsidiary	(45)	—
Proceeds from shares issued under employee stock purchase plan	219	232
Proceeds from issuance of common stock for exercise of stock options	49	36
Tax benefit on exercise of stock options	—	5
Payment of debt issuance costs	(1,930)	—

Net cash provided by (used in) financing activities	4,925	(17,086)

Increase/(Decrease) in cash and cash equivalents	(253)	538
Cash and cash equivalents at beginning of period	6,807	6,626

Cash and cash equivalents at end of period	$6,554	$7,164

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,954	$4,664

Cash paid during the period for income taxes, net	$5,187	$2,068

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$287	$28

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

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Dental Partners, Inc., its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary. Effective April 1, 2010, the Company acquired additional interest in Arizona Tooth Doctor, which is now 94% owned by the Company. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of a long-term service agreement with its own.

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

(4) Reclassifications

Other operating expenses of $637,000 for the three months ended June 30, 2009 have been reclassified to salaries and benefits to conform to the three months ended June 30, 2010 presentation. Other operating expenses of $1,227,000 for the six months ended June 30, 2009 have been reclassified to salaries and benefits to conform to the six months ended June 30, 2010 presentation.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Recent Affiliations

On June 1, 2010, the Company completed an acquisition of the non-clinical assets of Cincinnati Dental Services (“CDS”) and Dentco, Inc. (together with CDS, “Cincinnati Dental”) to establish a presence in Ohio and Kentucky. In connection with the acquisition, the Company entered into a 40-year service agreement with a professional corporation. The acquisition was funded with borrowings. The acquired business contributed revenue of $906,000 and earnings from operations of $305,000 to the Company for the period from June 1, 2010 to June 30, 2010.

For the three months ended June 30, 2010, the Company incurred $204,000 of acquisition costs related to Cincinnati Dental attributable to legal and consulting services. For the six months ended June 30, 2010, the Company incurred $287,000 of acquisition costs related to Cincinnati Dental attributable to legal and consulting services. These expenses are included in general corporate expense in the Company’s consolidated statement of income.

The acquisition of Cincinnati Dental was accounted for as a business combination using the acquisition method. The following table summarizes the consideration paid to acquire the non-clinical assets of Cincinnati Dental, the amounts of identified assets acquired and the liabilities assumed at the acquisition date:

Amount
Current assets	$792,000
Non-current assets	8,000
Property and equipment	1,788,000
Service agreement	10,900,000
Trade name	1,200,000
Goodwill	3,898,000

Total assets acquired	18,586,000

Accrued expenses and other current liabilities	(541,000)
Other long-term liabilities	(47,000)

Total liabilities assumed	(588,000)

Purchase price allocation, net of cash acquired	$17,998,000

In connection with the Cincinnati Dental acquisition, the Company recorded $10,900,000 of a tax-deductible intangible asset related to the service agreement with the affiliated practice and $1,200,000 of an intangible asset classified as an indefinite-lived trade name intangible. The intangible asset related to the service agreement is amortized over 25 years. In addition, the Company recorded tax deductible goodwill of $3,898,000. The Company believes the resulting amount of goodwill reflects the synergistic benefits expected to result from the application of the Company’s experience and resources to the operations at Cincinnati Dental, which the Company believes will lead to enhanced growth and operating margins.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with Cincinnati Dental had occurred on January 1, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$74,655	$74,010	$150,041	$146,880
Net income	3,212	3,323	5,911	5,086
Earnings per share-basic	0.20	0.26	0.38	0.39
Earnings per share-diluted	0.20	0.25	0.37	0.39

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cincinnati Dental to reflect the additional interest, depreciation and amortization that would have been charged assuming interest had been applied on the borrowed portion of the purchase price from January 1, 2009 and fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009,

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

There were no other affiliations or acquisitions completed during the quarter ended June 30, 2010.

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of June 30, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$248,708	$605	$220	$—	$249,533
Accumulated amortization	(65,656)	(508)	(26)	—	(66,190)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$183,052	$97	$194	$6,259	$189,602

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$236,009	$605	$220	$—	$236,834
Accumulated amortization	(60,819)	(497)	(4)	—	(61,320)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	5,059	5,059

Total identifiable intangible assets	$175,190	$108	$216	$5,059	$180,573

Intangible asset amortization expense for the three and six months ended June 30, 2010 was $2,464,000 and $4,870,000, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2009 was $2,424,000 and $4,849,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $10,096,000. The amortization period for service agreements is 25 years. On March 31, 2010, Reston Dental Group, P.C., the affiliated practice at Dental Arts Center, merged with Greater Maryland Dental Partners, P.A., the affiliated practice at Greater Maryland Dental Partners, and accordingly, became subject to the service agreement between Greater Maryland Dental Partners, P.A. and the Company. The Company recorded a $1,800,000 adjustment to service agreements related to a contingent payment obligation.

The weighted average amortization period for customer relationships is seven years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets excluding indefinite lived trade names is approximately 19 years.

The change in the carrying amount of goodwill during 2010 was as follows (in thousands):

2010
Balance as of January 1	$86,852
Goodwill acquired	3,898

Balance as of June 30	$90,750

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Stock-based Compensation

Options granted under the Amended 2005 Equity Incentive Plan, as amended, have a ten-year term and a vesting period of four years. Options granted under the Amended 2005 Directors Stock Option Plan, as amended, have a ten-year term and a vesting period of three years. At June 30, 2010, options for 1,599,893 shares were vested under all of the Company’s equity incentive plans and 396,800 shares were available for future grants under the Amended 2005 Equity Incentive Plan and the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan, as amended (“ESPP”). A total of 552,252 shares have been purchased under the ESPP since inception of the plan and 247,748 shares were available for purchase as of June 30, 2010. The Company issues new shares for ESPP purchases.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $432,000 and $385,000 during the three months ended June 30, 2010 and 2009, respectively. The Company recognized stock-based compensation expense under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $823,000 and $764,000 during the six months ended June 30, 2010 and 2009, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income and no amounts were capitalized. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $105,000 and $154,000 during the three months ended June 30, 2010 and 2009, respectively. The Company recorded a deferred tax benefit associated with stock-based compensation of $227,000 and $276,000 during the six months ended June 30, 2010 and 2009, respectively. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2010 was approximately $3,448,000, and the weighted average period of time over which this cost will be recognized is 1.5 years. The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first six months of 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.75%	3.01%	2.05%	1.90%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	52.35%	41.08%	57.95%	50.46%
Expected life (years)	6.0 years	0.5 years	6.0 years	0.5 years
Expected forfeiture	3%	0%	4%	0%
Weighted average fair value of options / purchase rights granted during the quarter	$6.88	$1.57	$3.63	$1.01

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes stock option transactions during the first six months of 2010:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	1,989	$10.25	—	—
Granted	365	13.17	—	—
Exercised	(9)	5.24	—	—
Forfeited or expired	(32)	19.78	—	—

Outstanding at June 30, 2010	2,313	$10.60	5.75	$6,992

Vested and unvested expected to vest at June 30, 2010	2,265	$10.59	5.67	$6,907

Exercisable at June 30, 2010	1,599	$10.22	4.31	$5,599

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of 2010 and 2009 are provided in the following table (in thousands):

	2010	2009

Proceeds from stock options exercised	$49	$36
Tax benefit related to stock options exercised	$—	$5
Intrinsic value of stock options exercised	$72	$12

(8) Accounts Receivable, Net and Net Revenue

Accounts Receivable, Net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator. The following table lists receivables due from the affiliated practices and other receivables as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Receivables due from affiliated practices	$17,422	$17,410
Other receivables, net	3,224	3,401

Accounts receivable, net	$20,646	$20,811

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 18% and 20% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 20% and 17% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. Accounts receivables of Arizona Tooth Doctor included in other receivables, net, represented approximately 12% of the Company’s consolidated accounts receivables, net, for 2010 and 2009, respectively. No other receivables exceeded 10% of the Company’s consolidated accounts receivables, net, in 2010 or 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue includes management fees earned by the Company pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by the Company on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor fees earned by the Company’s dental benefits third-party administrator, fees earned by the Company’s dental laboratories and other miscellaneous revenue.

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees and dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Net revenue consisted of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reimbursement of expenses:
Salaries and benefits	$20,424	$21,298	$41,246	$42,676
Lab fees and dental supplies	11,717	11,256	23,730	22,469
Office occupancy expenses	8,169	7,603	16,289	15,153
Other operating expenses	5,885	5,181	11,546	10,331
Depreciation expense	2,471	2,301	4,897	4,602

Total reimbursement of expenses	48,666	47,639	97,708	95,231
Business service fees	17,468	15,776	33,928	30,738

Revenue earned under service agreements	66,134	63,415	131,636	125,969
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	6,232	6,963	12,584	13,794

Net revenue	$72,366	$70,378	$144,220	$139,763

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 22% of the Company’s consolidated net revenue for the three and six months ended June 30, 2010 and represented approximately 22% of consolidated net revenue for the three and six months ended June 30, 2009. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% and 13% of the Company’s consolidated net revenue for the three and six months ended June 30, 2010 and represented approximately 14% of consolidated net revenue for the three and six months ended June 30, 2009. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue for the three and six months ended June 30, 2010 and 2009.

(9) Debt

In May 2010, the Company entered into an $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance the Company’s existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, the Federal Funds rate plus 0.50% or LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% and 3.75% for LIBOR borrowings. In addition, the Company pays a commitment fee on the unused balance of the revolving line of credit based on leverage ratio ranging from 0.375% to 0.500%.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments expected in 2010 is $8,000,000, which includes a $2,000,000 repayment under the old credit facility term loan.

The Company must comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios as defined by the senior secured credit facility. Pursuant to provisions of the senior secured credit facility and excluding the consideration paid in connection with the Cincinnati Dental acquisition in June 2010, the Company is permitted to borrow up to $50,000,000 annually for acquisitions. The Company was in compliance with its covenants as of June 30, 2010.

The outstanding balance with respect to the senior secured credit facility as of June 30, 2010 was $78,000,000 under the term loan and $30,950,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,912,000 at June 30, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $49,434,000 was available for borrowing under the revolving line of credit.

(10) Shareholder Litigation

On or about April 9, 2010, the United States District Court for the District of Massachusetts approved a Class Action Settlement Agreement, dated December 15, 2009, resolving allegations made against the Company and certain of the Company’s executive officers pursuant to the shareholder class action lawsuit. Pursuant to the terms of the Class Action Settlement Agreement, the insurance company that issued the Company’s Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order, dated April 9, 2010. As a result of the settlement, the Company has recorded $6,000,000 in accrued expenses to reflect the settlement and $6,000,000 in prepaid expenses and other current assets to reflect the receipt of insurance proceeds. As of June 30, 2010, no claim reimbursements had been distributed.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,112	$3,012	$5,457	$4,433

Weighted average common shares outstanding	15,728	12,949	15,721	12,942

Net earnings per share	$0.20	$0.23	$0.35	$0.34

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,112	$3,012	$5,457	$4,433

Weighted average common shares outstanding	15,728	12,949	15,721	12,942
Add: Dilutive effect of options (a)	328	150	334	117

Weighted average common shares as adjusted	16,056	13,099	16,055	13,059

Net earnings per share	$0.19	$0.23	$0.34	$0.34

(a)	485,547 and 1,266,378 options were excluded from the computation of diluted net earnings per share for the three months ended June 30, 2010 and 2009, respectively, due to their antidilutive effect. 469,563 and 1,172,693 options were excluded from the computation of diluted net earnings per share for the six months ended June 30, 2010 and 2009, respectively, due to their antidilutive effect.

(12) Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $2,901,000, which include approximately $360,000 in capitalized interest, in connection with this system as of June 30, 2010. These costs will be depreciated over ten years. The Company began to depreciate costs associated with the first development phase in October 2005 and the second development phase in April 2009. Depreciation expense for the three and six months ended June 30, 2010 was $27,000 and $55,000, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $28,000 and $50,000, respectively. Accumulated depreciation as of June 30, 2010 was $453,000.

(13) Fair Value Measurement

Authoritative guidance establishes a framework for measuring fair value and the related disclosure requirements. Fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Relative to the authoritative guidance for fair value measurement and disclosures, accounting for leases and leasing transactions are excluded. The Company adopted the authoritative guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which the Company adopted as of January 1, 2009. This statement did not have a material impact on the Company’s consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during 2010. The Company’s financial assets and liabilities are primarily composed of cash equivalents and an interest rate swap.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

June 30, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,507)	$—	$(1,507)

Cash equivalents	4,351	—	—	4,351

Total	$4,351	$(1,507)	$—	$2,844

December 31, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,641)	$—	$(1,641)

Cash equivalents	4,665	—	—	4,665

Total	$4,665	$(1,641)	$—	$3,024

As of June 30, 2010, there has been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 9. As of June 30, 2010, the estimated fair value of the Company’s revolving line of credit was $28,997,000, and the fair value of the term loan was $75,280,000.

(14) Income Taxes

As of June 30, 2010, the Company had $738,000 of gross unrecognized income tax benefits, of which $602,000 would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit increased from $689,000 during the six months ended June 30, 2010.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of June 30, 2010, the Company had approximately $193,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2008 and 2009 remain open to examination by federal authorities and the tax years 2007, 2008 and 2009 remain open to examination by state authorities.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(15) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of June 30, 2010 included in other non-current liabilities, with an offset to other comprehensive income, or OCI. The impact of the interest swap hedge on the Company’s consolidated financial statements as of June 30, 2010 and December 31, 2009 is set forth below (in thousands):

	June 30, 2010	December 31, 2009	Balance Sheet Location

Interest Rate Swap (a)	$1,507	$1,641	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended June 30, 2010 and December 31, 2009 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2010	2009

Interest Rate Swap (a)	$134	$418

(a)	Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended June 30, 2010 and concluded that the interest rate swap was effective.

(16) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to stockholders that allows stockholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that stockholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on the Company’s consolidated financial statements.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on the Company’s consolidated financial statements. The guidance effective for fiscal years beginning after December 15, 2010 is not expected to affect the Company’s consolidated financial statements.

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

As used in this quarterly report, “practice” refers to a dentist-owned professional corporation, professional association, professional limited liability company or service corporation that is responsible for providing dental care to patients. “Group practice” refers to a practice that employs multiple dentists and typically is owned by more than one dentist. “Affiliated practice” refers to a practice that has entered into a long-term service agreement with one of our subsidiary service companies. “Affiliated dental group” refers collectively to the affiliated practice and service company that are parties to the service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, or Arizona Tooth Doctor, a corporation that is 94% owned by us and, as permitted by applicable state law, employs dentists.

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their growth. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and practice technology, marketing, payor contracting, and financial planning, reporting and analysis. At June 30, 2010, we were affiliated with 26 dental group practices, comprising 581 full-time equivalent dentists practicing in 275 dental facilities in 21 states.

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

During the second quarter of 2010, we completed our acquisition of the non-clinical assets of Cincinnati Dental Services and Dentco, Inc., which we refer to collectively as Cincinnati Dental. In connection with the acquisition, we entered into a 40-year service agreement with the related practice. Cash paid, net of cash acquired, in connection with this transaction amounted to $17,998,000. In connection with this transaction we recorded approximately $12,100,000 in intangibles assets.

We regularly evaluate potential affiliation and acquisition transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Revenue Overview

Net Revenue

Our net revenue includes management fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by our dental benefits third-party administrator, fees earned by our dental laboratories and other miscellaneous revenue.

The following table provides the components of our net revenue for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reimbursement of expenses	$48,666	$47,639	$97,708	$95,231
Business service fees	17,468	15,776	33,928	30,738

Revenue earned under service agreements	66,134	63,415	131,636	125,969
Other revenue	6,232	6,963	12,584	13,794

Net revenue	$72,366	$70,378	$144,220	$139,763

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

Our net revenue depends primarily on revenue generated by the affiliated practices. Under current economic conditions, demand for dental care has declined among patients both with and without dental insurance. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. The continuing economic downturn has caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of the affiliated practices have decreased and revenue mix has shifted towards lower cost and lower profitability dental procedures. The effect to us has been lower net revenue. Our profit margins would have also declined if not for our concerted efforts to manage operating expenses. We anticipate that negative macroeconomic conditions will continue to adversely affect our business for the foreseeable future, although we are unable to predict the likely duration or severity of those conditions or the magnitude of the effect on our business or results of operations. We do not, however, believe that the current economic conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Arizona Tooth Doctor is a dental group practice that provides dental care primarily to children. Approximately 90% of the group’s revenue is derived from preferred provider organization health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. AHCCCS reduced reimbursement rates by 5% in October 2009. The Arizona legislature recently approved a state budget that authorizes AHCCCS to reduce reimbursement rates by up to an additional 5% effective October 1, 2010. We cannot be certain the extent to which the proposed reimbursement reduction will be implemented or the extent to which it will be passed on to us by the health plans. We, therefore, cannot be certain what effect the proposed reimbursement reduction will have on the patient revenue of Arizona Tooth Doctor.

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans, and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts with the affiliated practices. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
Fee-for-service and indemnity plans	16%	16%
PPO and dental referral plans	73%	70%
Capitated managed care plans	6%	9%
Medicaid and CHIP programs	5%	5%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and six months ended June 30, 2010 and 2009, same market patient revenue of all the affiliated practices, the amounts due to us under service agreements and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$104,802	$107,046	-2.1%	$208,368	$213,485	-2.4%
Platform dental group practices that affiliated with us during periods of comparison	7,104	—	—	14,324	320	—

Total patient revenue	111,906	107,046	4.5%	222,692	213,805	4.2%
Patient revenue of Arizona Tooth Doctor	5,639	6,274	-10.1%	11,405	12,398	-8.0%

Patient revenue of affiliated practices other than Arizona Tooth Doctor	106,267	100,772	5.5%	211,287	201,407	4.9%
Amounts due to us under service agreements	66,134	63,415	4.3%	131,636	125,969	4.5%

Amounts retained by affiliated practices other than Arizona Tooth Doctor	$40,133	$37,357	7.4%	$79,651	$75,438	5.6%

Same market patient revenue declined 2.1% for the three months ended June 30, 2010, which decline was composed of a 2.3% decrease in provider hours, a 2.0% increase in provider productivity and a 1.8% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for the three months ended June 30, 2010 excludes platform affiliations that occurred after April 1, 2009. Same market patient revenue declined 2.4% for the six months ended June 30, 2010, which decline was composed of a 2.2% decrease in provider hours, a 1.9% increase in provider productivity and a 2.1% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for the six months ended June 30, 2010 excludes platform affiliations that occurred after January 1, 2009.

Amounts retained by the affiliated practices, including Arizona Tooth Doctor, increased as a percentage of patient revenue of the affiliated practices we do not own to 37.8% for the three months ended June 30, 2010 from 37.1% for the three months ended June 30, 2009. The increase was primarily due to higher amounts retained for compensation of the clinical staff as a result of the Christie Dental and the Cincinnati Dental affiliations, where in each case the clinical staff is employed by the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue

Net revenue	$72,366	100.0%	$70,378	100.0%	2.8%
Operating expenses:
Salaries and benefits	28,735	39.7%	29,820	42.4%	-3.6%
Lab fees and dental supplies	10,668	14.7%	10,321	14.7%	3.4%
Office occupancy	9,131	12.6%	8,542	12.1%	6.9%
Other operating expenses	6,878	9.5%	5,785	8.2%	18.9%
General corporate expenses	3,669	5.1%	3,332	4.7%	10.1%
Depreciation expense	2,862	4.0%	2,700	3.8%	6.0%
Amortization of intangible assets	2,464	3.4%	2,424	3.4%	1.7%

Total operating expenses	64,407	89.0%	62,924	89.4%	2.4%

Earnings from operations	7,959	11.0%	7,454	10.6%	6.8%
Interest expense	2,726	3.8%	2,187	3.1%	24.6%

Earnings before income taxes	5,233	7.2%	5,267	7.5%	-0.6%
Income taxes	2,082	2.9%	2,091	3.0%	-0.4%

Consolidated net earnings	3,151	4.4%	3,176	4.5%	-0.8%
Noncontrolling interest	39	0.1%	164	0.2%	-76.2%

Net earnings	$3,112	4.3%	$3,012	4.3%	3.3%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue

Net revenue	$144,220	100.0%	$139,763	100.0%	3.2%
Operating expenses:
Salaries and benefits	58,337	40.5%	59,976	42.9%	-2.7%
Lab fees and dental supplies	21,736	15.1%	20,614	14.7%	5.4%
Office occupancy	18,256	12.7%	17,041	12.2%	7.1%
Other operating expenses	13,425	9.3%	11,773	8.4%	14.0%
General corporate expenses	7,316	5.1%	6,692	4.8%	9.3%
Depreciation expense	5,707	4.0%	5,415	3.9%	5.4%
Amortization of intangible assets	4,870	3.4%	4,849	3.5%	0.4%

Total operating expenses	129,647	89.9%	126,360	90.4%	2.6%

Earnings from operations	14,573	10.1%	13,403	9.6%	8.7%
Interest expense	5,378	3.7%	5,557	4.0%	-3.2%

Earnings before income taxes	9,195	6.4%	7,846	5.6%	17.2%
Income taxes	3,632	2.5%	3,112	2.2%	16.7%

Consolidated net earnings	5,563	3.9%	4,734	3.4%	17.5%
Noncontrolling interest	106	0.1%	301	0.2%	-64.8%

Net earnings	$5,457	3.8%	$4,433	3.2%	23.1%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 2.8% to $72,366,000 for the three months ended June 30, 2010 from $70,378,000 for the three months ended June 30, 2009. Net revenue increased 3.2% to $144,220,000 for the six months ended June 30, 2010 from $139,763,000 for the six months ended June 30, 2009. For the three and six months ended June 30, 2010, the increases were primarily the result of revenue contribution from new platform affiliations Christie Dental and Cincinnati Dental that exceeded the same market decline previously discussed.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 22% of our consolidated net revenue for the three and six months ended June 30, 2010 and represented approximately 22% of our consolidated net revenue for the three and six months ended June 30 2009. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% and 13% of our consolidated net revenue for the three and six months ended June 30, 2010 and represented approximately 14% of our consolidated net revenue for the three and six months ended June 30, 2009. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue for the three and six months ended June 30, 2010 and 2009.

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

Salaries and benefits expense as a percentage of net revenue decreased to 39.7% for the three months ended June 30, 2010 from 42.4% for the three months ended June 30, 2009. Salaries and benefits expense as a percentage of net revenue decreased to 40.5% for the six months ended June 30, 2010 from 42.9% for the six months ended June 30, 2009. For the three and six months ended June 30, 2010, the decreases were due to ongoing staffing and compensation management initiatives in response to current economic conditions and the affiliations with Christie Dental and Cincinnati Dental, where the affiliated practices employ the dental assistants and hygienists.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue remained consistent at 14.7% of net revenue for the three months ended June 30, 2010 and 2009. Lab fees and dental supplies expense as a percentage of net revenue increased to 15.1% of net revenue for the six months ended June 30, 2010 from 14.7% for the six months ended June 30, 2009. Excluding Christie Dental, the percentage of net revenue for the six months ended June 30, 2010 remained consistent at 14.7%.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.6% for the three months ended June 30, 2010 from 12.1% for the three months ended June 30, 2009. Excluding Christie Dental, office occupancy expense as a percentage of net revenue for the three months ended June 30, 2010 was 12.3%. The remaining increase was due to expansion costs relating to our Texas pediatric Medicaid affiliated dental group. Office occupancy expense as a percentage of net revenue increased to 12.7% for the six months ended June 30, 2010 from 12.2% for the six

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

months ended June 30, 2009. Excluding Christie Dental, office occupancy expense as a percentage of net revenue for the six months ended June 30, 2010 was 12.4%. The remaining increase was due to expansion costs relating to our Texas pediatric Medicaid affiliated dental group, where we have completed three de novo facilities and, to a lesser extent, expansion costs at Arizona Tooth Doctor.

Other Operating Expenses

Other operating expense includes general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

Other operating expense as a percentage of net revenue increased to 9.5% for the three months ended June 30, 2010 from 8.2% for the three months ended June 30, 2009. Excluding Christie Dental, other operating expense as a percentage of net revenue for the three months ended June 30, 2010 was 8.9%. The remaining increase is attributed to increased marketing costs at several affiliated dental groups and one-time professional fees. Other operating expenses as a percentage of net revenue increased to 9.3% for the six months ended June 30, 2010 from 8.4% for the six months ended June 30, 2009. Excluding Christie Dental, other operating expense as a percentage of net revenue for the six months ended June 30, 2010 was 8.8%. The remaining increase is attributed to increased marketing costs and one-time professional fees at several affiliated dental groups.

General Corporate Expense

General corporate expense consists of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue increased to 5.1% for the three months ended June 30, 2010 from 4.7% for the three months ended June 30, 2009. The increase was primarily the result of professional fees associated with the Cincinnati Dental affiliation. General corporate expenses as a percentage of net revenue increased to 5.1% for the six months ended June 30, 2010 from 4.8% for the six months ended June 30, 2009. The increase was primarily the result of three newly created corporate positions, professional fees associated with the Cincinnati Dental affiliation, additional travel expenses for our corporate personnel and an increase in franchise taxes.

Stock-based compensation expense was $432,000 and $385,000 for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense was $823,000 and $764,000 for the six months ended June 30, 2010 and 2009, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.0% for the three months ended June 30, 2010 from 3.8% for the three months ended June 30, 2009. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.0% for the six months ended June 30, 2010 from 3.9% for the six months ended June 30, 2009. The increases were the result of the affiliation with Christie Dental.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue remained consistent at 3.4% for the three months ended June 30, 2010 and 2009, respectively. Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue decreased to 3.4% for the six months ended June 30, 2010 from 3.5% for the six months ended June 30, 2009. The decrease was primarily attributed to a change in the classification of our Metro Dentalcare trade name from a definite-lived to an indefinite-lived asset as of June 30, 2009, partially offset by amortization of intangible assets associated with the affiliations with Christie Dental and Cincinnati Dental.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Earnings from Operations

Earnings from operations increased 6.8% to $7,959,000 for the three months ended June 30, 2010 from $7,454,000 for the three months ended June 30, 2009. As a percentage of net revenue, earnings from operations increased to 11.0% for the three months ended June 30, 2010 from 10.6% of net revenue for the three months ended June 30, 2009. For the three months ended June 30, 2010, the increase in earnings from operations was primarily due to increased net revenue, decreased salaries and benefits expense offset by increased other operating expense, office occupancy, general corporate expense, lab fees, and dental supplies and depreciation expense. Earnings from operations increased 8.7% to $14,573,000 for the six months ended June 30, 2010 from $13,403,000 for the six months ended June 30, 2009. As a percentage of net revenue, earnings from operations increased to 10.1% for the six months ended June 30, 2010 from 9.6% of net revenue for the six months ended June 30, 2009. For the six months ended June 30, 2010, the increase in earnings from operations was primarily due to increased net revenue, decreased salaries and benefits expense offset by increased other operating expense, office occupancy expense, lab fees and dental supplies, general corporate expense and depreciation expense.

Interest Expense

Net interest expense increased to $2,726,000 for the three months ended June 30, 2010 from $2,187,000 for the three months ended June 30, 2009. The increase was primarily the result of a one-time write-off of previously capitalized bank fees associated with our previous credit agreement offset by reduced borrowing levels. Net interest expense decreased to $5,378,000 for the six months ended June 30, 2010 from $5,557,000 for the six months ended June 30, 2009. The decrease was primarily the result of reduced borrowing levels and to a lesser extent reduced market rates offset by a one-time write-off of $615,000 of previously capitalized bank fees associated with our previous credit agreement

Income Taxes

Our effective tax rate increased to 39.8% for the three months ended June 30, 2010 as compared to 39.7% for the three months ended June 30, 2009. The increase was due to our increased ownership interest in Arizona Tooth Doctor. Our effective tax rate decreased to 39.5% for the six months ended June 30, 2010 as compared to 39.7% for the six months ended June 30, 2009. The decrease was due to a higher state tax liability from states with lower tax rates somewhat offset by an increase in our ownership interest in Arizona Tooth Doctor. We expect our effective tax rate to be approximately 39.5% for 2010.

Consolidated Net Earnings

As a result of the foregoing, consolidated net earnings decreased 0.8% to $3,151,000 for the three months ended June 30, 2010 from $3,176,000 for the three months ended June 30, 2009. As a percentage of net revenue, consolidated net earnings decreased to 4.4% for the three months ended June 30, 2010 from 4.5% for the three months ended June 30, 2009. The decrease was primarily due to higher interest expense associated with the one-time write-off of previously capitalized bank fees and operating expenses. Consolidated net earnings increased 17.5% to $5,563,000 for the six months ended June 30, 2010 from $4,734,000 for the six months ended June 30, 2009. As a percentage of net revenue, consolidated net earnings increased to 3.9% for the six months ended June 30, 2010 from 3.4% for the six months ended June 30, 2009. The increase was primarily due to the increase in net revenue and lower interest expense partially offset by an increase in operating expenses.

Noncontrolling Interest

Effective April 1, 2010, we increased our ownership stake in Arizona Tooth Doctor from 85% to 94%. As a result, the noncontrolling interest decreased from 15% to 6%.

For the three months ended June 30, 2010 and June 30, 2009, we recorded noncontrolling interest expense of $39,000 and $164,000, respectively, representing gains attributable to noncontrolling interest holders.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

For the six months ended June 30, 2010 and June 30, 2009, we recorded noncontrolling interest expense of $106,000 and $301,000, respectively, representing gains attributable to noncontrolling interest holders. For the three and six months ended June 30, 2010, the decrease in noncontrolling interest expense was due to a decrease in net earnings of Arizona Tooth Doctor primarily due to a reduction in AHCCCS reimbursement rates and a decrease in noncontrolling interest ownership.

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from cash flow from operations, borrowings under our senior secured credit facility and from the issuance of equity securities.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2010 to be between $12,000,000 and $13,000,000.

Operating Activities

For the six months ended June 30, 2010 and 2009, cash provided by operating activities amounted to $17,729,000 and $21,187,000, respectively. Cash provided by operations primarily resulted from consolidated net earnings after adjusting for non-cash items and changes in income taxes payable and accrued compensation and benefits. Working capital items were a net use of cash for the six months ended June 30, 2010 and a net source of cash for the six months ended June 30, 2009. For the six months ended June 30, 2010, we paid $4,150,000 in federal tax payments as compared to $1,450,000 for the six months ended June 30, 2009 as a result of an increase in taxable earnings in 2010 and the application of an overpayment from 2008 during the six months ended June 30, 2009. For the six months ended June 30, 2010, accrued compensation and benefits reduced cash flow largely as a result of incentive compensation earned in 2009 that was disbursed in 2010 as compared to the six months ended June 30, 2009 when incentive compensation payments were minimal.

Investing Activities

For the six months ended June 30, 2010 and 2009, cash used for investing activities amounted to $22,907,000 and $3,563,000, respectively. Affiliations and acquisitions, net of cash acquired, increased to $17,998,000 for the six months ended June 30, 2010 from $150,000 for the six months ended June 30, 2009 due to the affiliation with Cincinnati Dental on June 1, 2010. Contingent and deferred payments increased to $1,800,000 for the six months ended June 30, 2010 from $177,000 for the six months ended June 30, 2009 due to a contingent payment.

Financing Activities

For the six months ended June 30, 2010 and 2009, cash provided by (used for) financing activities amounted to $4,925,000 and ($17,086,000), respectively. The increase in cash provided by financing activities is a result of borrowings associated with the affiliation with Cincinnati Dental and bank fees associated with our credit facility refinancing.

Credit Agreement

In May 2010, we entered into an $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance our existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and affiliations

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, the Federal Funds rate plus 0.50% or LIBOR rate plus 1.00%. The margin is based upon our leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% and 3.75% for LIBOR borrowings. In addition, we pay a commitment fee on the unused balance of the revolving line of credit based on a leverage ratio ranging from 0.375% to 0.500%. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We are required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments expected in 2010 is $8,000,000, which includes a $2,000,000 repayment under the old credit facility term loan.

We must comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios as defined by the senior secured credit facility. Pursuant to provisions of the senior secured credit facility and excluding the consideration paid in connection with the acquisition of Cincinnati Dental in June 2010, the Company is permitted to borrow up to $50,000,000 annually for acquisitions. We were in compliance with our covenants as of June 30, 2010.

The outstanding balance with respect to the senior secured credit facility as of June 30, 2010 was $78,000,000 under the term loan and $30,950,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,912,000 at June 30, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $49,434,000 was available for borrowing under the revolving line of credit.

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

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and trade receivables of Arizona Tooth Doctor, our dental benefits third-party administrator and dental laboratory businesses. At June 30, 2010, amounts due from the affiliated practices represented 84% of our accounts receivable.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets that are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At June 30, 2010, goodwill and intangible assets were $280,352,000 and represented 73% of our total assets, with goodwill and indefinite-lived intangible assets representing 35% of our intangible assets and definite-lived intangible assets related to service agreements representing 65% of our intangible assets.

Our affiliations with dental practices as a result of the parties joining existing affiliated practices are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets acquired in affiliations other than a business combination and record at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. These service agreements have contractual terms of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We review identified intangible assets with definite useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

We test goodwill and indefinite-lived intangibles for impairment annually as of October 1st and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the assets utilized by the business. Determining whether an impairment has occurred requires valuation of the respective reporting business unit, which we estimate using a

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we would supplement the cash flow approach discussed above with independent appraisals.

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

We are subject to income tax from the U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2008 and 2009 remain open to examination by federal authorities and 2007, 2008 and 2009 remain open to examination by state authorities.

Our policy for recording interest and penalties associated with uncertain tax positions is to record these items as expense. For the six months ended June 30, 2010, we recognized $21,000 of interest and penalties expense in our consolidated statement of income.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to stockholders that allows shareholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that shareholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years effective for interim and annual periods beginning after December 15, 2009. The guidance did not have an impact on our consolidated financial statements. The guidance effective for fiscal years beginning after December 15, 2010 is not expected to affect on our consolidated financial statements.

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

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% for base rate borrowings and 2.00% and 3.75% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at June 30, 2010 under our variable-rate senior secured credit facility, for each one percentage point change in interest rates would be approximately $889,500.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures timely alert them to material information relating to us required to be included in this report and were effective as of June 30, 2010.

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

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the settlement and filed an opt-out complaint in the District of Massachusetts, against us and the same executive officers named as defendants in the prior actions, entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331, which we refer to as the Opt-Out Action. The complaint asserts that the plaintiffs purchased over 500,000 shares of our common stock during the class period, alleges the same violations of the federal securities laws described above, and claims that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act, 15 U.S.C. § 78(r). The plaintiffs seek an unspecified amount of money damages, costs and attorneys’ fees and any other relief the Court deems proper.

On June 11, 2010, we and the other defendants filed a motion to dismiss the Opt-Out Action. The plaintiffs filed an opposition to the motion on July 9, 2010. The Court has not yet scheduled a hearing on the motion. We intend to defend the matter vigorously.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Derivative Litigation

On or about May 13, 2010, in consideration for a settlement providing that we enact a corporate structural measure and that the insurance company that issued our Directors, Officers and Corporate Liability Insurance Policy reimburse the plaintiffs’ counsel for their attorney fees and costs, the plaintiffs in derivative action that named us as a nominal defendant and certain of our directors and executive officers as defendants voluntarily dismissed their appeals challenging the Suffolk Superior Court’s dismissal of these derivative actions and the Massachusetts Appeals Court entered an order of dismissing their appeals with prejudice.

On or about June 2, 2008, a derivative action was filed in the Suffolk Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Musselman v. Serrao et al.,” C.A. No. 08-2444-BLS. The complaint named us as a nominal defendant and certain of our directors and executive officers as defendants. The action was filed without first making a demand on our Board of Directors to address the allegations. The complaint was amended on July 31, 2008. The amended complaint involved factual allegations relating to the PDG litigation and asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and aiding and abetting breaches of fiduciary duties against all of the defendants and claims for unjust enrichment and insider selling against some of the individual defendants.

On or about July 1, 2008, another derivative action was filed in Middlesex Superior Court of the Commonwealth of Massachusetts on behalf of the company entitled “Dyer v. Serrao et al.,” C.A. No. 08-2417. The plaintiff filed the action without first making a demand on our board of directors to address the allegations. The complaint named us as a nominal defendant and certain of our directors and executive officers as defendants. The complaint involved factual allegations relating to the PDG litigation and asserted a claim for breach of fiduciary duty of good faith against all of the defendants.

On August 15, 2008, on the joint motion of the parties, the Dyer and Musselman actions were consolidated and the Dyer action was ordered to be transferred to the Business Litigation Session of Suffolk Superior Court of the Commonwealth of Massachusetts. The Dyer action was received in the Business Litigation Section on September 22, 2008 under the new civil action number 08-4132-BLS1.

We and the other individual defendants brought a motion to dismiss the consolidated actions, which the Court granted on May 28, 2009. On May 29, 2009, the Court entered judgments dismissing the Musselman and Dyer actions.

On June 24, 2009, the Dyer and Musselman plaintiffs filed Notices of Appeal. On July 22, 2009, the Massachusetts Appeals Court consolidated both appeals on its docket at No. 2009-P-1426. On or about May 13, 2010, the parties entered into the settlement discussed above, and the Massachusetts Appeals Court entered an order dismissing their appeals with prejudice.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I—Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2009 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline and you could lose part or all of your investment.

During the three months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in Part I—Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009.

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

AMERICAN DENTAL PARTNERS, INC.

August 5, 2010	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 5, 2010	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

August 5, 2010	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

10.1	Senior Secured Credit Facility among American Dental Partners, Inc., as Borrower; the Lending Institutions Named Therein, as Lenders; and Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer and Swing Line Lender; Banc of America Securities LLC, RBS Securities Inc. and KeyBank National Association, as Co-Lead Arrangers and Co-Book Managers; Wells Fargo Bank, National Association and TD Securities (USA) LLC, as Co-Documentation Agents; and RBS Citizens, N.A. and KeyBank National Association, as Co-Syndication Agents	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X