Form 10-Q
period 2010-09-30
AMERICAN DENTAL PARTNERS INC
filed 2010-11-04
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2010 was 15,409,079.

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

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,667	$6,807
Accounts receivable, net	19,635	20,811
Inventories	2,840	2,539
Prepaid expenses and other current assets	10,044	9,559
Prepaid/refundable income taxes	292	—
Deferred income taxes	4,032	3,431

Total current assets	44,510	43,147

Property and equipment, net	52,301	53,766

Non-current assets:
Goodwill	90,750	86,852
Service agreements and other intangible assets, net	187,800	180,573
Deferred income taxes	3,167	3,761
Other	5,923	5,912

Total non-current assets	287,640	277,098

Total assets	$384,451	$374,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,963	$15,977
Accrued compensation and benefits	10,709	10,883
Accrued expenses	12,216	11,234
Income tax payable	—	927
Deferred income taxes	325	244
Current maturities of debt	8,156	8,685

Total current liabilities	47,369	47,950
Non-current liabilities:
Long-term debt	97,888	93,506
Deferred income taxes	39,240	39,573
Other liabilities	5,347	5,666

Total non-current liabilities	142,475	138,745

Total liabilities	189,844	186,695

Noncontrolling interest	508	1,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,350,432 and 16,272,786 shares issued; 15,546,043 and 15,690,286 shares outstanding at September 30, 2010 and December 31, 2009, respectively	163	162
Additional paid-in capital	104,994	103,151
Treasury stock, at cost, 804,389 and 582,500 shares at September 30, 2010 and December 31, 2009, respectively	(6,342)	(3,874)
Accumulated comprehensive income	(1,409)	(1,641)
Retained earnings	96,693	87,661

Total stockholders’ equity	194,099	185,459

Total liabilities and stockholders’ equity	$384,451	$374,011

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$71,116	$67,986	$215,336	$207,749
Operating expenses:
Salaries and benefits	29,242	29,384	87,579	89,361
Lab fees and dental supplies	10,759	9,527	32,495	30,141
Office occupancy	9,611	8,647	27,867	25,688
Other operating expense	6,932	6,232	20,357	18,005
General corporate expense	3,054	3,546	10,370	10,238
Depreciation	2,903	2,688	8,610	8,103
Amortization of intangible assets	2,542	2,289	7,412	7,138

Total operating expenses	65,043	62,313	194,690	188,674

Earnings from operations	6,073	5,673	20,646	19,075
Interest expense	1,710	2,927	7,088	8,484

Earnings before income taxes	4,363	2,746	13,558	10,591
Income taxes	1,605	1,091	5,237	4,203

Consolidated net earnings	2,758	1,655	8,321	6,388
Noncontrolling interest	43	223	149	524

Net earnings	$2,715	$1,432	$8,172	$5,864

Net earnings per common share:
Basic	$0.17	$0.10	$0.52	$0.44

Diluted	$0.17	$0.10	$0.51	$0.43

Weighted average common shares outstanding:
Basic	15,695	14,186	15,712	13,361

Diluted	15,991	14,521	16,032	13,666

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholders’ Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2008	13,484	(582)	$135	$71,096	$81,200	$(3,874)	$(2,059)	$146,498	$584
Issuance of common stock for employee stock purchase plan including tax benefit of $0	75	—	1	444	—	—	—	445	—
Issuance of common stock for exercised stock options, including tax benefit of $52	103	—	—	693	—	—	—	693	—
Issuance of common stock for equity offering	2,599	—	26	29,201	—	—	—	29,227	—
Stock-based compensation expense	—	—	—	1,167	—	—	—	1,167	—
Accumulated other comprehensive income	—	—	—	—	—	—	266	266	—
Cumulative fair value adjustment of noncontrolling interest	—	—	—	—	(764)	—	—	(764)	764
Noncontrolling interest distributions	—	—	—	14	—	—	—	14	(584)
Net earnings	—	—	—	—	5,864	—	—	5,864	524

Balance at September 30, 2009	16,261	(582)	$162	$102,615	$86,300	$(3,874)	$(1,793)	$183,410	$1,288

Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan including tax benefit of $0	51	—	1	448	—	—	—	449	—
Issuance of common stock for exercised stock options, including tax benefit of $1	26	—	—	165	—	—	—	165	—
Income tax shortfall from stock option plans	—	—	—	(77)	—	—	—	(77)	—
Stock-based compensation expense	—	—	—	1,273	—	—	—	1,273	—
Repurchase of common stock	—	(222)	—	—	—	(2,468)	—	(2,468)	—
Accumulated other comprehensive income	—	—	—	—	—	—	232	232	—
Fair value adjustment of noncontrolling interest	—	—	—	—	860	—		860	(860)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	(593)
Purchase of additional interest in subsidiary	—	—	—	—	—	—	—	—	(45)
Sale of interest in subsidiary	—	—	—	34	—	—	—	34	—
Net earnings	—	—	—	—	8,172	—	—	8,172	149

Balance at September 30, 2010	16,350	(804)	$163	$104,994	$96,693	$(6,342)	$(1,409)	$194,099	$508

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$8,321	$6,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,610	8,103
Stock-based compensation	1,273	1,167
Amortization of intangible assets	7,412	7,138
Other amortization	1,933	1,184
Deferred income tax benefit	(339)	1,455
Loss on disposal of property and equipment	37	10
Changes in assets and liabilities, net of acquisitions, affiliations and assets transferred:
Accounts receivable, net	1,513	5,475
Other current assets	(323)	205
Accounts payable and accrued expenses	625	(2,145)
Accrued compensation and benefits	(383)	2,187
Income taxes payable/refundable, net	(1,219)	765
Other, net	(142)	707

Net cash provided by operating activities	27,318	32,639

Cash flows from investing activities:
Cash paid for acquisition and affiliation transactions	(18,773)	(125)
Capital expenditures, net	(5,350)	(4,455)
Payment of affiliation costs	—	(69)
Contingent and deferred payments	(1,800)	(300)

Net cash used in investing activities	(25,923)	(4,949)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	29,228
Proceeds from credit facilities	212,350	86,956
Repayments under revolving and term credit facilities	(208,350)	(138,056)
Repayments of debt	(147)	(160)
Noncontrolling interest distribution	(593)	(570)
Purchase of additional interest in subsidiary	(45)	—
Sale of interest in subsidiary	34	—
Repurchase of common stock	(2,468)	—
Proceeds from shares issued under employee stock purchase plan	448	444
Proceeds from issuance of common stock for exercise of stock options	164	641
Tax benefit on exercise of stock options	1	52
Payment of debt issuance costs	(1,930)	(5,771)

Net cash used in financing activities	(535)	(27,236)

Increase in cash and cash equivalents	860	454
Cash and cash equivalents at beginning of period	6,807	6,626

Cash and cash equivalents at end of period	$7,667	$7,080

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,307	$7,063

Cash paid during the period for income taxes, net	$7,319	$2,522

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$427	$83

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services, dental facilities and support staff to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations that are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting; retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary. Effective April 1, 2010, the Company acquired additional interest in Arizona Tooth Doctor, which is now 94% owned by the Company. Pursuant to agreements with noncontrolling interest holders of Arizona Tooth Doctor, effective September 1, 2010, selected holders elected to purchase 2.5% of the Company’s management subsidiary affiliated with Care for Kids of Texas, PLLC, the affiliated practice at Texas Tooth Doctor for Kids (“Texas Tooth Doctor”). All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of a long-term service agreement with its own.

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

(3) Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable in its consolidated financial statements. The Company’s affiliation and acquisition transactions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions that require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Reclassifications

Other operating expenses of $639,000 for the three months ended September 30, 2009 have been reclassified to salaries and benefits to conform to the three months ended September 30, 2010 presentation. Other operating expenses of $1,867,000 for the nine months ended September 30, 2009 have been reclassified to salaries and benefits to conform to the nine months ended September 30, 2010 presentation.

(5) Recent Affiliations

During the third quarter of 2010, the Company completed in-market practice acquisitions with two dental practices that joined Wisconsin Dental Group, S.C. and Western New York Dental Group, P.C. and became subject to existing service agreements. Cash paid, net of cash acquired, in connection with these transactions amounted to $800,000. In connection with these transactions, the Company recorded approximately $765,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years. The terms of the affiliations do not provide for contingent payments.

On June 1, 2010, the Company completed an acquisition of the non-clinical assets of Cincinnati Dental Services (“CDS”) and Dentco, Inc. (together with CDS, “Cincinnati Dental”) to establish a presence in Ohio and Kentucky. In connection with the acquisition, the Company entered into a 40-year service agreement with Pinnacle One Dental Group, Inc., the affiliated practice at Cincinnati Dental. The acquisition was funded with borrowings. The acquired business contributed revenue of $2,362,000 and earnings from operations of $383,000 to the Company for the three months ended September 30, 2010. The acquired business contributed revenue of $3,268,000 and earnings from operations of $688,000 to the Company during the period June 1, 2010 to September 30, 2010.

For the three months ended September 30, 2010, the Company incurred $51,000 of acquisition costs related to Cincinnati Dental attributable to legal and consulting services. For the nine months ended September 30, 2010, the Company incurred $338,000 of acquisition costs related to Cincinnati Dental attributable to legal and consulting services. These expenses are included in general corporate expense in the Company’s consolidated statement of income.

The Company accounted for the acquisition of Cincinnati Dental as a business combination using the acquisition method. The following table summarizes the consideration paid to acquire the non-clinical assets of Cincinnati Dental, the amounts of identified assets acquired and the liabilities assumed at the acquisition date:

Amount
Current assets	$792,000
Non-current assets	8,000
Property and equipment	1,788,000
Service agreement	10,900,000
Trade name	1,200,000
Goodwill	3,898,000

Total assets acquired	18,586,000

Accrued expenses and other current liabilities	(541,000)
Other long-term liabilities	(47,000)

Total liabilities assumed	(588,000)

Purchase price allocation, net of cash acquired	$(17,998,000)

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with Cincinnati Dental had occurred on January 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$71,116	$71,635	$221,157	$218,515
Net income	2,747	1,739	8,658	6,825
Earnings per share-basic	0.18	0.12	0.55	0.51
Earnings per share-diluted	0.17	0.12	0.54	0.50

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cincinnati Dental to reflect the additional interest, depreciation and amortization that would have been charged assuming interest had been applied on the borrowed portion of the purchase price from January 1, 2009 and fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of September 30, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$249,448	$605	$220	$—	$250,273
Accumulated amortization	(68,182)	(513)	(37)	—	(68,732)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$181,266	$92	$183	$6,259	$187,800

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$236,009	$605	$220	$—	$236,834
Accumulated amortization	(60,819)	(497)	(4)	—	(61,320)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	5,059	5,059

Total identifiable intangible assets	$175,190	$108	$216	$5,059	$180,573

Intangible asset amortization expense for the three and nine months ended September 30, 2010 was $2,542,000 and $7,412,000, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2009 was $2,289,000 and $7,138,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately $10,098,000. The amortization period for service agreements is 25 years. On March 31, 2010, Reston Dental Group, P.C., the affiliated practice at Dental Arts Center, merged with Greater Maryland Dental Partners, P.A., the affiliated practice at Greater Maryland Dental Partners, the former became subject to the service agreement between Greater Maryland Dental Partners, P.A. and the Company. In addition, the Company recorded a $1,800,000 adjustment to service agreements related to a contingent payment obligation.

The weighted average amortization period for customer relationships is seven years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets excluding indefinite-lived trade names is approximately 19 years.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The change in the carrying amount of goodwill during the first nine months of 2010 was as follows (in thousands):

2010

Balance as of January 1	$86,852

Goodwill acquired	3,898

Balance as of September 30	$90,750

(7) Stock-based Compensation

Options granted under the Company’s Amended 2005 Equity Incentive Plan, as amended, have a ten-year term and a vesting period of four years. Options granted under the Company’s Amended 2005 Directors Stock Option Plan, as amended, have a ten-year term and a vesting period of three years. At September 30, 2010, options for 1,589,324 shares were vested under all of the Company’s equity incentive plans and 405,025 shares were available for future grants under the Amended 2005 Equity Incentive Plan and the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan, as amended (“ESPP”). A total of 574,486 shares have been purchased under the ESPP since inception of the plan and 225,514 shares were available for purchase as of September 30, 2010. The Company issues new shares for ESPP purchases.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $450,000 and $403,000 during the three months ended September 30, 2010 and 2009, respectively. The Company recognized stock-based compensation expense under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $1,273,000 and $1,167,000 during the nine months ended September 30, 2010 and 2009, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income and no amounts were capitalized. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $164,000 and $151,000 during the three months ended September 30, 2010 and 2009, respectively. The Company recorded a deferred tax benefit associated with stock-based compensation of $391,000 and $428,000 during the nine months ended September 30, 2010 and 2009, respectively. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2010 was approximately $3,072,000, and the weighted average period of time over which this cost will be recognized is 1.6 years. The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.75%	2.55%	2.09%	2.87%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	52.35%	37.94%	58.06%	50.12%
Expected life (years)	6.0 years	0.5 years	6.0 years	0.5 years
Expected forfeiture	3%	0%	4%	0%
Weighted average fair value of options / purchase rights granted during the quarter	$6.88	$1.40	$3.81	$1.33

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term and an expected volatility rate based on more recent activity. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises. Expected life of the Company’s ESPP purchase rights reflects the length of each plan period (six months) at the end of which shares are purchased. The Company estimates forfeitures based on historical experience.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes stock option transactions during the first nine months of 2010:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	1,989	$10.25	—	—
Granted	365	13.17	—	—
Exercised	(27)	6.11	—	—
Forfeited or expired	(40)	19.18	—	—

Outstanding at September 30, 2010	2,287	$10.61	5.51	$6,827

Vested and unvested expected to vest at September 30, 2010	2,246	$10.60	5.45	$6,756

Exercisable at September 30, 2010	1,589	$10.30	4.09	$5,452

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of 2010 and 2009 are provided in the following table (in thousands):

	2010	2009

Proceeds from stock options exercised	$164	$641
Tax benefit related to stock options exercised	$1	$52
Intrinsic value of stock options exercised	$148	$516

(8) Accounts Receivable, Net and Net Revenue

Accounts Receivable, Net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator. The following table lists receivables due from the affiliated practices and other receivables as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Receivables due from affiliated practices	$16,477	$17,410
Other receivables, net	3,158	3,401

Accounts receivable, net	$19,635	$20,811

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 17% and 20% of the Company’s consolidated accounts receivables, net, for the first nine months of 2010 and the full year of 2009, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 18% and 17% of the Company’s consolidated accounts receivables, net, for the first nine months of 2010 and the full year of 2009, respectively. Accounts receivables of Arizona Tooth Doctor included in other receivables, net, represented approximately 12% of the Company’s consolidated accounts receivables, net, for the first nine months of 2010 and the full year of 2009. No other receivables exceeded 10% of the Company’s consolidated accounts receivables, net, in the first nine months of 2010 or 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Revenue

The Company’s net revenue includes management fees earned by the Company pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by the Company on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by the Company’s dental benefits third-party administrator, fees earned by the Company’s dental laboratories and other miscellaneous revenue.

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and dental hygienists), lab fees and dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Net revenue consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reimbursement of expenses:
Salaries and benefits	$21,010	$20,874	$62,256	$63,554
Lab fees and dental supplies	11,618	10,316	35,348	32,786
Office occupancy expenses	8,556	7,664	24,845	22,818
Other operating expenses	5,980	5,106	17,525	15,432
Depreciation expense	2,535	2,289	7,432	6,890

Total reimbursement of expenses	49,699	46,249	147,406	141,480
Business service fees	15,259	14,403	49,187	45,141

Revenue earned under service agreements	64,958	60,652	196,593	186,621
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	6,158	7,334	18,743	21,128

Net revenue	$71,116	$67,986	$215,336	$207,749

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% and 22% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2010 and represented approximately 22% of consolidated net revenue for the three and nine months ended September 30, 2009. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2010 and represented approximately 14% of consolidated net revenue for the three and nine months ended September 30, 2009. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2010 and 2009.

(9) Debt

In May 2010, the Company entered into an $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance the Company’s existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% to 3.75% for LIBOR borrowings. In addition, the Company pays a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on its leverage ratio.

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

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments expected in 2010 is $8,000,000, which includes a $2,000,000 repayment under our prior credit facility term loan.

The Company must comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios as defined by the senior secured credit facility. Pursuant to provisions of the senior secured credit facility, the Company is permitted to borrow up to $50,000,000 annually for acquisitions, excluding the consideration paid in connection with the Cincinnati Dental acquisition in June 2010. The Company was in compliance with its covenants as of September 30, 2010.

The outstanding balance with respect to the senior secured credit facility as of September 30, 2010 was $76,000,000 under the term loan and $29,850,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,912,000 at September 30, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $48,649,000 was available for borrowing under the revolving line of credit.

(10) Shareholder Litigation

On or about April 9, 2010, the United States District Court for the District of Massachusetts approved a Class Action Settlement Agreement, dated December 15, 2009, resolving allegations made against the Company and certain of the Company’s executive officers pursuant to the shareholder class action lawsuit. Pursuant to the terms of the Class Action Settlement Agreement, the insurance company that issued the Company’s Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order, dated April 9, 2010. As a result of the settlement, the Company has recorded $6,000,000 in accrued expenses to reflect the settlement and $6,000,000 in prepaid expenses and other current assets to reflect the receipt of insurance proceeds. As of September 30, 2010, no claim reimbursements had been distributed from the settlement fund.

(11) Stockholders Equity

On June 11, 2010, the Board of Directors authorized the Company to repurchase up to $10,000,000 of its common stock in the open market, in block trades, through privately negotiated transactions or otherwise. The repurchase program has no expiration date. The Company repurchased 221,889 shares of its common stock at a cost of $2,468,000 for the three months ended September 30, 2010 under the existing share repurchase program. The repurchased shares of common stock were classified as treasury stock. As of September 30, 2010, the Company had 14,823 treasury shares purchased but not settled, at a total cost of $176,000.

(12) Earnings Per Share

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,715	$1,432	$8,172	$5,864

Weighted average common shares outstanding	15,695	14,186	15,712	13,361

Net earnings per share	$0.17	$0.10	$0.52	$0.44

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,715	$1,432	$8,172	$5,864

Weighted average common shares outstanding	15,695	14,186	15,712	13,361
Add: Dilutive effect of options (a)	296	335	320	305

Weighted average common shares as adjusted	15,991	14,521	16,032	13,666

Net earnings per share	$0.17	$0.10	$0.51	$0.43

(a)	578,764 and 237,361 options were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2010 and 2009, respectively, due to their antidilutive effect. 502,018 and 625,918 options were excluded from the computation of diluted net earnings per share for the nine months ended September 30, 2010 and 2009, respectively, due to their antidilutive effect.

(13) Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $3,001,000, which include approximately $375,000 in capitalized interest, in connection with this system as of September 30, 2010. These costs will be depreciated over ten years. The Company began to depreciate costs associated with the first development phase in October 2005 and the second development phase in April 2009. Depreciation expense for the three and nine months ended September 30, 2010 was $28,000 and $83,000, respectively. Depreciation expense for the three and nine months ended September 30, 2009 was $28,000 and $78,000, respectively. Accumulated depreciation as of September 30, 2010 was $481,000.

(14) Fair Value Measurement

Authoritative guidance establishes a framework for measuring fair value and the related disclosure requirements. Fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Based upon the authoritative guidance for fair value measurement and disclosures, accounting for leases and leasing transactions are excluded. The Company adopted the authoritative guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities, which the Company adopted as of January 1, 2009. This statement did not have a material impact on the Company’s consolidated financial statements.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009:

September 30, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,409)	$—	$(1,409)
Cash equivalents	4,402	—	—	4,402

Total	$4,402	$(1,409)	$—	$2,993

December 31, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,641)	$—	$(1,641)
Cash equivalents	4,665	—	—	4,665

Total	$4,665	$(1,641)	$—	$3,024

As of September 30, 2010, there has been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 9. As of September 30, 2010, the estimated fair value of the Company’s revolving line of credit was $28,179,000, and the estimated fair value of the term loan was $72,001,000.

(15) Income Taxes

As of September 30, 2010, the Company had $575,000 of gross unrecognized income tax benefits, of which $450,000 would have affected the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit decreased from $689,000 to $575,000, or $114,000, during the nine months ended September 30, 2010 primarily due to expiration of statutes of limitation on uncertain tax benefits.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of September 30, 2010, the Company had approximately $134,000 of accrued interest and penalties related to uncertain tax positions.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(16) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of September 30, 2010 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements as of September 30, 2010 and December 31, 2009 is set forth below (in thousands):

	September 30, 2010	December 31, 2009	Balance Sheet Location

Interest Rate Swap (a)	$1,409	$1,641	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended September 30, 2010 and December 31, 2009 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2010	2009

Interest Rate Swap (a)	$232	$418

(a)	Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended September 30, 2010 and concluded that the interest rate swap was effective.

(17) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, (“FASB”), issued authoritative guidance on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to stockholders that allows stockholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that stockholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on the Company’s consolidated financial statements.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on the Company’s consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect the Company’s consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivative and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued authoritative guidance on presentation of insurance claims and related insurance recoveries. The amendments in this guidance clarify that a healthcare entity may not net insurance recoveries against related claim liabilities. In addition, the amendments clarify that the amount of the claim liability must be determined without considerations of insurance recoveries. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect the Company’s consolidated financial statements.

(18) Subsequent events

Pursuant to a Board of Directors approved share repurchase program, the Company repurchased 137,439 shares at a cost of $1,668,000 between September 30, 2010 and the date of issuance of these consolidated financial statements. There were no other subsequent events.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and accompanying notes in Part I - Item 1 of this quarterly report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2009.

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

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and practice technology, marketing, payor contracting, and financial planning, reporting and analysis. At September 30, 2010, we were affiliated with 26 dental group practices, comprising 574 full-time equivalent dentists practicing in 275 dental facilities in 21 states.

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

During the third quarter of 2010, we completed in-market affiliations with two dental practices that joined Wisconsin Dental Group, S.C. and Western New York Dental Group, P.C. and became subject to existing service agreements. Cash paid, net of cash acquired, in connection with these transactions amounted to $800,000. In connection with these transactions, we recorded approximately $765,000 in intangibles relating to the service agreements with the affiliated practices, with an amortization period of 25 years. The terms of the affiliations do not provide for contingent payments.

Pursuant to agreements with noncontrolling interest holders of Arizona Tooth Doctor, effective September 1, 2010, selected holders elected to purchase 2.5% of our management subsidiary affiliated with Care for Kids of Texas, PLLC, the affiliated practice at Texas Tooth Doctor for Kids, or Texas Tooth Doctor.

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

The following table provides the components of our net revenue for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reimbursement of expenses	$49,699	$46,249	$147,406	$141,480
Business service fees	15,259	14,403	49,187	45,141

Revenue earned under service agreements	64,958	60,652	196,593	186,621
Other revenue	6,158	7,334	18,743	21,128

Net revenue	$71,116	$67,986	$215,336	$207,749

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and business service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services and capital committed by us. We account for net revenue from the reimbursement of expenses on an accrual basis and recognize revenue when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and dental hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Arizona Tooth Doctor is a dental group practice that provides dental care primarily to children. Approximately 90% of the group’s revenue is derived from preferred provider organization health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. AHCCCS reduced reimbursement rates by 5% in October 2009 and has indicated the possibility of additional future rate reductions. We cannot be certain the extent to which reimbursement rate reductions will be implemented or the extent to which they will be passed on to us by the health plans. We, therefore, cannot be certain what effect reimbursement rate reductions will have on the patient revenue of Arizona Tooth Doctor.

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and dental benefit providers, or payors, on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans, and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain dental benefit plan provider contracts with the affiliated practices. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Fee-for-service and indemnity plans	16%	16%
PPO and dental referral plans	74%	71%
Capitated managed care plans	5%	8%
Medicaid and CHIP programs	5%	5%

For the affiliated practices that we do not own and are affiliated with us by means of a service agreement, after collection of fees from patients and third-party insurers for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by these affiliated practices for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by them.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and nine months ended September 30, 2010 and 2009 same market patient revenue of all the affiliated practices, the amounts due to us under service agreements and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
Patient revenue of affiliated practices:
Platform dental group practices affiliated with us in both periods of comparison	$101,529	$103,224	-1.6%	$308,766	$316,347	-2.4%
Platform dental group practices that affiliated with us during periods of comparison	9,789	—	—	25,244	681	—

Total patient revenue	111,318	103,224	7.8%	334,010	317,028	5.4%
Patient revenue of Arizona Tooth Doctor	5,645	6,765	-16.6%	17,050	19,163	-11.0%

Patient revenue of affiliated practices other than Arizona Tooth Doctor	105,673	96,459	9.6%	316,960	297,865	6.4%
Amounts due to us under service agreements	64,958	60,652	7.1%	196,594	186,621	5.3%

Amounts retained by affiliated practices other than Arizona Tooth Doctor	$40,715	$35,807	13.7%	$120,366	$111,244	8.2%

Same market patient revenue declined 1.6% for the three months ended September 30, 2010, which was composed of a 2.1% decrease in provider hours, a 2.5% increase in provider productivity per hour and a 2.0% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for the three months ended September 30, 2010 excludes platform affiliations that occurred after July 1, 2009. Same market patient revenue declined 2.4% for the nine months ended September 30, 2010, which was composed of a 2.3% decrease in provider hours, a 1.9% increase in provider productivity per hour and 2.0% deterioration in reimbursement rates received from dental benefit insurers. Same market patient revenue growth for the nine months ended September 30, 2010 excludes platform affiliations that occurred after January 1, 2009.

Amounts retained by the affiliated practices, excluding Arizona Tooth Doctor, increased as a percentage of patient revenue of the affiliated practices we do not own to 38.5% for the three months ended September 30, 2010 from 37.1% for the three months ended September 30, 2009. The increase was primarily due to higher amounts retained for compensation of the clinical staff as a result of the Christie Dental and the Cincinnati Dental affiliations, where in each case the dental assistants and dental hygienists are employed by the affiliated practices.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change

Net revenue	$71,116	100.0%	$67,986	100.0%	4.6%
Operating expenses:
Salaries and benefits	29,242	41.1%	29,384	43.2%	-0.5%
Lab fees and dental supplies	10,759	15.1%	9,527	14.0%	12.9%
Office occupancy	9,611	13.5%	8,647	12.7%	11.1%
Other operating expenses	6,932	9.7%	6,232	9.2%	11.2%
General corporate expenses	3,054	4.3%	3,546	5.2%	-13.9%
Depreciation expense	2,903	4.1%	2,688	4.0%	8.0%
Amortization of intangible assets	2,542	3.6%	2,289	3.4%	11.1%

Total operating expenses	65,043	91.5%	62,313	91.7%	4.4%

Earnings from operations	6,073	8.5%	5,673	8.3%	7.1%
Interest expense	1,710	2.4%	2,927	4.3%	-41.6%

Earnings before income taxes	4,363	6.1%	2,746	4.0%	58.9%
Income taxes	1,605	2.3%	1,091	1.6%	47.1%

Consolidated net earnings	2,758	3.9%	1,655	2.4%	66.6%
Noncontrolling interest	43	0.1%	223	0.3%	-80.7%

Net earnings	$2,715	3.8%	$1,432	2.1%	89.6%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change

Net revenue	$215,336	100.0%	$207,749	100.0%	3.7%
Operating expenses:
Salaries and benefits	87,579	40.7%	89,361	43.0%	-2.0%
Lab fees and dental supplies	32,495	15.1%	30,141	14.5%	7.8%
Office occupancy	27,867	12.9%	25,688	12.4%	8.5%
Other operating expenses	20,357	9.5%	18,005	8.7%	13.1%
General corporate expenses	10,370	4.8%	10,238	4.9%	1.3%
Depreciation expense	8,610	4.0%	8,103	3.9%	6.3%
Amortization of intangible assets	7,412	3.4%	7,138	3.4%	3.8%

Total operating expenses	194,690	90.4%	188,674	90.8%	3.2%

Earnings from operations	20,646	9.6%	19,075	9.2%	8.2%
Interest expense	7,088	3.3%	8,484	4.1%	-16.5%

Earnings before income taxes	13,558	6.3%	10,591	5.1%	28.0%
Income taxes	5,237	2.4%	4,203	2.0%	24.6%

Consolidated net earnings	8,321	3.9%	6,388	3.1%	30.3%
Noncontrolling interest	149	0.1%	524	0.3%	-71.6%

Net earnings	$8,172	3.8%	$5,864	2.8%	39.4%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We completed the platform affiliation with Christie Dental on December 1, 2009 and the platform affiliation with Cincinnati Dental on June 1, 2010. Although we generally prefer to employ the dental assistants and dental hygienists at our affiliated dental groups, state law prohibits us from doing so in the jurisdictions in which Christie Dental and Cincinnati Dental operate. At Christie Dental and Cincinnati Dental, the dental assistants and dental hygienists are consequently employed by the affiliated practices. This arrangement leads to a reduction in our salaries and benefits expense. Our salaries and benefits expense is reimbursed to us pursuant to the terms of our service agreements by the affiliated practices. Since reimbursement of this expense is typically a significant component of our net revenue at our other affiliated dental groups, our net revenue at Christie Dental and Cincinnati Dental is less than what it would otherwise be if we employed the dental assistants and dental hygienists. This effect on our net revenue causes our operating expenses as a percentage of consolidated net revenue, except salaries and benefits, to be higher at Christie Dental and Cincinnati Dental than is typically the case with our other affiliated dental groups where we employ the dental assistants and dental hygienists.

Net Revenue

Net revenue increased 4.6% to $71,116,000 for the three months ended September 30, 2010 from $67,986,000 for the three months ended September 30, 2009. Net revenue increased 3.7% to $215,336,000 for the nine months ended September 30, 2010 from $207,749,000 for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010, the increases were primarily the result of revenue contribution from new platform affiliations with Christie Dental and Cincinnati Dental offset by same market net revenue decrease of 1.6% for the three months ended September 30, 2010 and 2.4% for the nine months ended September 30, 2010.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% and 22% of our consolidated net revenue for the three and nine months ended September 30, 2010 and approximately 22% of our consolidated net revenue for the three and nine months ended September 30 2009. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of our consolidated net revenue for the three and nine months ended September 30, 2010 and approximately 14% of our consolidated net revenue for the three and nine months ended September 30, 2009. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue for the three and nine months ended September 30, 2010 and 2009.

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

Salaries and benefits expense as a percentage of net revenue decreased to 41.1% for the three months ended September 30, 2010 from 43.2% for the three months ended September 30, 2009. Salaries and benefits expense as a percentage of net revenue decreased to 40.7% for the nine months ended September 30, 2010 from 43.0% for the nine months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of revenue for the three and nine months ended September 30, 2010 was 42.6% and 41.9%, respectively. For the three and nine months ended September 30, 2010, the remaining decreases were due to our ongoing effort to manage staffing levels and compensation expense and a reduction of incentive accruals.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.1% of net revenue for the three months ended September 30, 2010 from 14.0% for the three months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue for the three months ended September 30, 2010 was 14.6%. The remaining increase was due to an unfavorable comparison to the three months ended September 30, 2009, which included a non-recurring pricing rebate from a major vendor.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.1% of net revenue for the nine months ended September 30, 2010 from 14.5% for the nine months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue for the nine months ended September 30, 2010 was 14.7%. The remaining increase as a percentage of net revenue was attributable to an unfavorable comparison with the nine months ended September 30, 2010, which included a non-recurring pricing rebate from a major vendor.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 13.5% for the three months ended September 30, 2010 from 12.7% for the three months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, office occupancy expense as a percentage of net revenue for the three months ended September 30, 2010 was 13.1%. The remaining increase was related to higher office occupancy expense due to additional de novo practices at Texas Tooth Doctor and a temporary increase in telecommunications expense. Office occupancy expense as a percentage of net revenue increased to 12.9% for the nine months ended September 30, 2010 from 12.4% for the nine months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, office occupancy expense as a percentage of net revenue for the nine months ended September 30, 2010 was 12.6%. The remaining increase was related to higher office occupancy expense due to additional de novo practices at Texas Tooth Doctor, where we have completed four de novo facilities, and, to a lesser extent, two new locations added during the fourth quarter of 2009 at Arizona Tooth Doctor.

Other Operating Expenses

Other operating expenses includes general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

Other operating expense as a percentage of net revenue increased to 9.7% for the three months ended September 30, 2010 from 9.2% for the three months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, other operating expense as a percentage of net revenue for the three months ended September 30, 2010 was 9.0%. The decrease was primarily attributable to an insurance settlement received during the three months ended September 30, 2010. Other operating expenses as a percentage of net revenue increased to 9.5% for the nine months ended September 30, 2010 from 8.7% for the nine months ended September 30, 2009. Excluding Christie Dental and Cincinnati Dental, other operating expense as a percentage of net revenue for the nine months ended September 30, 2010 was 8.9%. The remaining increase was attributable to increased professional fees and marketing costs at Texas Tooth Doctor.

General Corporate Expense

General corporate expense consists of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office, and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue decreased to 4.3% for the three months ended September 30, 2010 from 5.2% for the three months ended September 30, 2009. For the three months ended September 30, 2010, the decrease was primarily the result of a reduction in incentive compensation accruals and a favorable comparison to the prior period which included non-recurring

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

legal fees. General corporate expenses as a percentage of net revenue decreased to 4.8% for the nine months ended September 30, 2010 from 4.9% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the decrease was primarily the result of a reduction in incentive compensation accruals.

Stock-based compensation expense was $450,000 and $403,000 for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense was $1,273,000 and $1,167,000 for the nine months ended September 30, 2010 and 2009, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.1% for the three months ended September 30, 2010 from 4.0% for the three months ended September 30, 2009. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.0% for the nine months ended September 30, 2010 from 3.9% for the nine months ended September 30, 2009. The increases were the result of the affiliations with Christie Dental and Cincinnati Dental.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.6% for the three months ended September 30, 2010 from 3.4% for the three months ended September 30, 2009. The increase was primarily attributable to amortization expense for Christie Dental and Cincinnati Dental. Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue remained consistent at 3.4% for the nine months ended September 30, 2010 and 2009.

Earnings from Operations

Earnings from operations increased 7.1% to $6,073,000 for the three months ended September 30, 2010 from $5,673,000 for the three months ended September 30, 2009. As a percentage of net revenue, earnings from operations increased to 8.5% for the three months ended September 30, 2010 from 8.3% for the three months ended September 30, 2009. Earnings from operations increased 8.2% to $20,646,000 for the nine months ended September 30, 2010 from $19,075,000 for the nine months ended September 30, 2009. As a percentage of net revenue, earnings from operations increased to 9.6% for the nine months ended September 30, 2010 from 9.2% for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010, the increase in earnings from operations was primarily due to an increase in net revenue, a decrease in salaries and benefits expense, partially offset by an increase in other operating expenses and increased amortization expense and depreciation expense.

Interest Expense

Net interest expense decreased to $1,710,000 for the three months ended September 30, 2010 from $2,927,000 for the three months ended September 30, 2009. The decrease was primarily the result of a favorable comparison to the third quarter of 2009 when we expensed $989,000 of previously capitalized bank fees associated with the retirement of our credit facility and to a lesser degree reduction in borrowing rates, offset by an increase in borrowing levels. Net interest expense decreased to $7,088,000 for the nine months ended September 30, 2010 from $8,484,000 for the nine months ended September 30, 2009. The decrease was primarily the result of reduced borrowing levels, reduced borrowing rates and to a lesser degree a favorable comparison to 2009 when we expensed $989,000 of previously capitalized bank fees associated with the retirement of our prior credit facility.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Taxes

Our effective tax rate decreased to 36.8% for the three months ended September 30, 2010 as compared to 39.7% for the three months ended September 30, 2009. For the three months ended September 30, 2010, the decrease was primarily due to the expiration of an uncertain tax position exposure, somewhat offset by an increase in our ownership in Arizona Tooth Doctor. Our effective tax rate decreased to 38.6% for the nine months ended September 30, 2010 as compared to 39.7% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the decrease was primarily due to the expiration of an uncertain tax position exposure. We expect our effective tax rate will be approximately 39.0% to 39.5% for 2010.

Consolidated Net Earnings

As a result of the foregoing, consolidated net earnings increased 66.6% to $2,758,000 for the three months ended September 30, 2010 from $1,655,000 for the three months ended September 30, 2009. As a percentage of net revenue, consolidated net earnings increased to 3.9% for the three months ended September 30, 2010 from 2.4% for the three months ended September 30, 2009. The increase was primarily due to an increase in net revenue and decreases in salaries and benefits expense and interest expense. Consolidated net earnings increased 30.3% to $8,321,000 for the nine months ended September 30, 2010 from $6,388,000 for the nine months ended September 30, 2009. As a percentage of net revenue, consolidated net earnings increased to 3.9% for the nine months ended September 30, 2010 from 3.1% for the nine months ended September 30, 2009. The increase was primarily due to an increase in net revenue, decreases in salaries and benefits expense and interest expense partially offset by an increase in other operating expenses.

Noncontrolling Interest

For the three months ended September 30, 2010 and September 30, 2009, we recorded noncontrolling interest expense of $43,000 and $223,000, respectively, representing gains attributable to noncontrolling interest holders. For the nine months ended September 30, 2010 and September 30, 2009, we recorded noncontrolling interest expense of $149,000 and $524,000, respectively, representing gains attributable to noncontrolling interest holders. For the three and nine months ended September 30, 2010, the decrease in noncontrolling interest expense was primarily due to a decrease in noncontrolling interest ownership and a decrease in net earnings of Arizona Tooth Doctor as a result of a reduction in AHCCCS reimbursement rates.

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions and affiliations, capital expenditures and working capital, principally from cash flow from operations, borrowings under our senior secured credit facility and the issuance of equity securities.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2010 to be between $11,000,000 and $12,000,000.

Operating Activities

For the nine months ended September 30, 2010 and 2009, cash provided by operating activities amounted to $27,318,000 and $32,639,000, respectively. Cash provided by operations primarily resulted from cash provided by consolidated net earnings after adjusting for non-cash items, offset by changes in accounts receivable, accrued compensation, income taxes payable and accounts payable. Cash flows from accounts receivable, net, decreased primarily due to a reduction in amounts due from the affiliated practices, which was largely affected by patient receivables at the affiliated practices. Days sales outstanding decreased from 27 days as of September 30, 2009 to 25 days as of September 30, 2010.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Days sales outstanding decreased from 35 days as of September 30, 2008 to 27 days as of September 30, 2009. Accrued compensation reduced cash flow largely as a result of incentive compensation earned in 2009 that was disbursed in 2010. Income taxes payments reduced cash flow largely due to an increase in taxable earnings in 2010 and the application of an overpayment from 2008 during the nine months ended September 30, 2009. The reduction in cash flows from accounts receivable, accrued compensation and income taxes payable was offset by an increase in cash flows from accounts payable, which was mostly attributable to timing of payments.

Investing Activities

For the nine months ended September 30, 2010 and 2009, cash used for investing activities amounted to $25,923,000 and $4,949,000, respectively. Affiliations and acquisitions, net of cash acquired, increased to $18,773,000 for the nine months ended September 30, 2010 from $125,000 for the nine months ended September 30, 2009 due to the affiliation with Cincinnati Dental on June 1, 2010 and two in-market practice acquisitions. Contingent and deferred payments increased to $1,800,000 for the nine months ended September 30, 2010 from $300,000 for the nine months ended September 30, 2009 due to a contingent payment. For the nine months ended September 30, 2010, capital expenditures increased $895,000 in 2010 as compared to 2009, as we completed four de novo dental facilities and relocated one dental facility in 2010 as compared to three de novo dental facilities and one relocated facility in 2009.

Financing Activities

For the nine months ended September 30, 2010 and 2009, cash used in financing activities amounted to $535,000 and $27,236,000, respectively. For the nine months ended September 30 2010, cash used for financing activities was mainly attributable to net cash provided by our credit facilities as a result of borrowings associated with our credit facility refinancing and cash used to repurchase common stock. We repurchased 221,889 shares of our common stock at an average price of $11.12 per share. For the nine months ended September 30, 2009, we used cash generated from operations, after cash used for investing activities, of $27,690,000 along with $29,227,000 of proceeds from issuance of common stock from the equity offering to reduce our borrowings.

Credit Agreement

In May 2010, we entered into an $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance our existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and affiliations and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based upon our leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% and 3.75% for LIBOR borrowings. In addition, we pay a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on a leverage ratio. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We are required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments expected in 2010 is $8,000,000, which includes a $2,000,000 repayment under our prior credit facility term loan.

We must comply with financial and other covenants, including minimum net worth, leverage and fixed charge coverage ratios as defined by the senior secured credit facility. Pursuant to provisions of the senior secured credit facility, we are permitted to borrow up to $50,000,000 annually for acquisitions, excluding the consideration paid in connection with the acquisition of Cincinnati Dental in June 2010. We were in compliance with our covenants as of September 30, 2010.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The outstanding balance with respect to the senior secured credit facility as of September 30, 2010 was $76,000,000 under the term loan and $29,850,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,912,000 at September 30, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $48,649,000 was available for borrowing under the revolving line of credit.

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

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and trade receivables of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses. At September 30, 2010, amounts due from the affiliated practices represented 84% of our accounts receivable.

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

Except for accounts receivable due from a former affiliated practice, which we agreed to forgive pursuant to a settlement of litigation, to date we have not recorded any losses related to our receivables due from the affiliated practices and accordingly have not recorded any reserves for uncollectability, other than reserves we have recorded for uncollectability against accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets that are the result of affiliation transactions and acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of affiliation or acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At September 30, 2010, goodwill and intangible assets were $278,550,000 and represented 73% of our total assets, with goodwill and indefinite-lived intangible assets representing 35% of our intangible assets and definite-lived intangible assets related to service agreements representing 65% of our intangible assets.

Our affiliations with dental practices as a result of those practices joining existing affiliated practices are not business combinations, and as such, do not result in recognition of goodwill. We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets acquired in affiliations other than a business combination and record at fair value. In determining the fair value of a service agreement recognized in connection with an affiliation, management estimates the timing, amount and value of future expected cash flows. Each service agreement has a contractual term of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the then current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

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

Our dental benefits third-party administrator subsidiary historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third-party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2009, our dental benefits third-party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. If the additional product offerings are not successful, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit. Carrying value of the goodwill for our third-party administrator is approximately $2,700,000.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record these items as expense. For the nine months ended September 30, 2010, we recognized $32,000 of interest and penalties expense in our consolidated statement of income.

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

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years effective for interim and annual periods beginning after December 15, 2009. The guidance did not have an impact on our consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2010, and is not expected to affect our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivative and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on our consolidated financial statements.

In August 2010, the FASB issued authoritative guidance on presentation of insurance claims and related insurance recoveries. The amendments in this guidance clarify that a health care entity may not net insurance recoveries against related claim liabilities. In addition, the amendments clarify that the amount of the claim liability must be determined without considerations of insurance recoveries. The guidance is effective for fiscal years beginning after December 15, 2010, and is not expected to affect our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% for base rate borrowings and 2.00% and 3.75% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at September 30, 2010 under our variable-rate senior secured credit facility, for each one percentage point change in interest rates would be approximately $859,000.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures timely alert them to material information relating to us required to be included in this report and were effective as of September 30, 2010.

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

On June 11, 2010, we and the other defendants filed a motion to dismiss the Opt-Out Action, which was fully briefed by all parties as of September 20, 2010. The Court has not yet scheduled a hearing on the motion. We intend to defend the matter vigorously.

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

During the three months ended September 30, 2010, there were no material changes to the risk factors that were disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

(In thousands, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2010 - July 31, 2010	0	$0.00	0	$10,000

August 1, 2010 - August 31, 2010	91	$10.96	91	$9,006

September 1, 2010 - September 30, 2010	131	$11.24	131	$7,531

	222		222

On June 11, 2010, our board of directors authorized us to repurchase up to $10,000,000 of our common stock in the open market, in block trades, through privately negotiated transactions or otherwise. The repurchase program has no expiration date. During the three months ended September 30, 2010, we purchased 179,039 shares in open market transactions and 42,850 shares in a block trade.

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

AMERICAN DENTAL PARTNERS, INC.

November 4, 2010	/s/ Gregory A. Serrao Gregory A. Serrao Chairman, President, and Chief Executive Officer (principal executive officer)

November 4, 2010	/s/ Breht T. Feigh Breht T. Feigh Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

November 4, 2010	/s/ Mark W. Vargo Mark W. Vargo Vice President, Chief Accounting Officer (principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X