Form 10-K
period 2010-12-31
AMERICAN DENTAL PARTNERS INC
filed 2011-03-16
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23363

American Dental Partners, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3297858
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

American Dental Partners, Inc.

401 Edgewater Place, Suite 430

Wakefield, Massachusetts 01880

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (781) 224-0880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2010, amounted to $190,467,146.

There were 15,414,616 shares outstanding of the registrant’s common stock, $0.01 par value per share, at March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

AMERICAN DENTAL PARTNERS, INC.

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this annual report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Item 1A of this annual report. In addition, the forward-looking statements contained in this annual report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting the forward-looking statements or otherwise.

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

PART I

As used in this annual report, “practice” refers to a dentist-owned professional corporation, professional association, professional limited liability company or service corporation that is responsible for providing dental care to patients. “Group practice” refers to a practice that employs multiple dentists and typically is owned by more than one dentist. “Affiliated practice” refers to a practice that has entered into a long-term service agreement with one of our subsidiary management service companies. “Affiliated dental group” refers collectively to the affiliated practice and management service company that are parties to the service agreement. An affiliated dental group typically comprises several dental facilities in a given metropolitan market. The terms “affiliated practice” and “affiliated dental group” also include Arizona’s Tooth Doctor for Kids, or Arizona Tooth Doctor, a corporation that is 94% owned by us and, as permitted by applicable state law, employs dentists.

ITEM 1. BUSINESS

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development; staff recruitment; employee retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and technology; marketing; payor contracting; and financial planning, reporting and analysis. At December 31, 2010, we were affiliated with 26 dental group practices, comprising 576 full-time equivalent dentists practicing in 278 dental facilities in 21 states.

Dental Care Industry

The market for dental care is large and highly fragmented with long-term growth potential. The Centers for Medicare & Medicaid Services estimates expenditures for dental care grew 6% on a compound annual basis from 1999 to 2009, reaching $102 billion in 2009. Expenditures for dental care are projected to be approximately $180 billion by 2019, representing a 6% annual growth rate from 2009 to 2019. We believe that the growth in expenditures for dental care will continue to be driven by both increases in costs and increases in demand for services due to:

•	enrollment in dental benefit plans;
•	aging population and a greater percentage of this population retaining its dentition;
•	aesthetic dental procedures and the development of new dental materials and procedures that address this demand; and
•	awareness of linkages between oral health and overall wellness.

We believe that this growth will benefit not only dentists, but also companies that provide management services to dentists and dental groups; however, we cannot be certain that any of these factors will materialize or that any increases in demand for services will correlate with or translate into growth in our business.

Unlike many other sectors of the health care services industry, the dental care profession remains dominated by practices owned and operated by just one dentist. According to the American Dental Association, or ADA, in 2008, approximately 59% of the 168,000 dentists in the United States were sole proprietors. The percentage of graduating dental students who initially begin their career as a sole proprietor, however, fell from 31% in 1989 to 18% in 2008, while those who began their career as an employee of a group dental practice increased from 49% in 1989 to 74% in 2008 according to the ADA. We believe a greater percentage of dentists will practice as partners or associates in group dental practices rather than practicing as sole proprietors as a result of high educational debt levels and a change in the gender profile of graduating dental students. According to the ADA, dental students in 2008 graduated with an average $240,000 of debt, and 41% were female. We believe group dental practice provides economic and professional flexibility advantages to graduating dental students as compared to sole proprietorship. Dental group practices often allow graduating dental students to enter the dental profession without investing capital to establish a solo practice. In addition, joining a dental group, with established management and coverage practices, provides flexibility to accommodate family and medical leave and alternative work arrangements.

Most dental care performed in the United States is categorized as general dentistry. According to the ADA, in 2008, approximately 80% of dentists were general dentists. General dentistry includes preventative care, diagnosis and treatment planning, as well as procedures such as fillings, crowns, bridges, dentures and extractions. Specialty dentistry, which includes endodontics, oral surgery, orthodontics, periodontics, prosthodontics and pediatric dentistry, represented the remaining 20% of practicing dentists.

Historically, dental care was not covered by insurers and was paid for by patients on a fee-for-service basis. Beginning in the 1970s, employers responded to the desire of employees for enhanced benefits by providing dental care coverage from third-party payors. These third-party payors offer one or more of the following: indemnity insurance plans, PPO plans, capitated managed care plans and dental referral plans. Under an indemnity insurance plan, the dentist charges a fee for each service provided to the insured patient, which is typically the same as that charged to a patient not covered by any type of dental insurance. We categorize indemnity insurance plans and patients without dental insurance as fee-for-service. Under a PPO plan, the dentist agrees to accept a discounted fee for each service provided based on a schedule negotiated with the third-party payor. Under a capitated managed care plan, the dentist receives a fixed monthly fee from the managed care organization for each member covered under the plan who selects that dentist as his or her provider. Capitated managed care plans also typically require a co-payment by the patient. Dental referral plans are not insurance products but are network-based products that provide access to dental care. Typically, a small monthly fee is paid by an individual or employer for a list of dentists who have agreed to accept certain negotiated fees or a discount from their normal fees. Under dental referral plans, reimbursement for dental care provided is made directly by a patient to the participating dentist, as compared to indemnity, PPO and capitation plans in which some portion of reimbursement is provided by the third-party payor to the participating dentist.

The National Association of Dental Plans, or NADP, and the Delta Dental Plans Association, or DDPA, estimated that nearly 166 million people, or 54% of the population of the United States, were covered by some form of dental benefit plan in 2009 as compared to 176 million people, or 58% of the population, in 2008 and 140 million people, or 53% of the population, in 1997. According to the NADP, 2009 represented the first decline in the number of people enrolled in dental benefit plans since it began tracking this statistic in the early 1990’s. We believe the decrease can be attributed to the state of the U.S. economy and high levels of unemployment. Of the 166 million people with coverage in 2009, 58% were covered by PPO plans, 11% by indemnity insurance plans, 15% by publicly funded benefits such as Medicaid, 8% by dental referral plans, 7% by capitated managed care plans and 1% by direct reimbursement plans. The number of people covered by PPO plans increased from 48 million in 1999 to 97 million in 2009, representing a compound annual growth rate of 7%.

Dental caries is the single most common chronic childhood disease. While the incidence of dental caries has declined among children in recent years as a result of various preventive regimens, dental caries remains a significant problem in certain populations, particularly among poor children. With one in three children born into households eligible for Medicaid or the Children’s Health Insurance Program, or CHIP, the number of children eligible under these programs reached 30 million in 2009. According to the Pew Charitable Trusts, just one-third of Medicaid-enrolled children receive dental care annually. In addition to issues at home contributing to dental disease among children, the Pew Charitable Trusts believe broader, systemic factors play a significant role in the lack of access to care including (i) too few children have access to proven preventive measures, including sealants and fluoridation; (ii) too few dentists are willing to provide care to Medicaid and CHIP eligible children; and (iii) in some communities there are not enough dentists to provide care.

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

Business Philosophy

Current market trends in health care, including provider demographics and resource requirements, are adding to the complexity of operating a dental group practice. In addition, the principals of many dental group practices are reaching retirement age and are beginning to investigate means for transitioning the non-clinical management of their dental group practices. Our business model enables dentists to focus on the clinical aspects of their dental group practices, while we manage the non-clinical aspects. We are additionally able to provide the necessary organizational structure, resources and capital for continued growth and success.

Our business model is designed to create a relationship between the affiliated practice and us that allows each party to maximize its strengths and retain its autonomy. The dentists of the affiliated practice continue to have control over clinical decision-making and patient care while we provide dental facilities, support staff and administrative and management services to professional companies that employ dentists. We strive to maintain the local culture of the dental group, and we encourage it to continue using the same name, continue its presence in community events, maintain its relationships with patients and local dental benefit providers, and strengthen the existing management organization.

We are constantly evaluating potential acquisitions with dental group practices that would expand our business, as well as possible acquisitions of companies that would broaden our business capabilities.

Affiliated Dental Groups

We are affiliated with 26 dental group practices, which have 278 dental facilities with approximately 2,389 operatories located in 21 states.

				Practice Specialties (2)
Affiliated Dental Group	State	Dental Facilities	Operatories (1)	General	Endo- dontics	Oral Surgery	Ortho- dontics	Pedo- dontics	Perio- dontics	Prosth- odontics
1st Advantage Dental - New England	Massachusetts/Vermont	4	33	✓					✓
1st Advantage Dental - New York	New York	11	88	✓	✓	✓	✓		✓
Advanced Dental Specialists	Wisconsin	2	15		✓	✓			✓
American Family Dentistry	Tennessee	8	57	✓			✓		✓
Arizona’s Tooth Doctor for Kids (3)	Arizona	8	78				✓	✓
Associated Dental Care Providers (3)	Arizona	10	102	✓	✓	✓	✓
Carus Dental (3)	Texas	20	142	✓	✓	✓	✓	✓	✓	✓
Chestnut Hills Dental	Pennsylvania	8	60	✓	✓	✓	✓		✓
Christie Dental	Florida	25	146	✓	✓	✓	✓	✓	✓
Cincinnati Dental Services	Kentucky/Ohio	6	114	✓	✓	✓
Cumberland Dental (3)	Alabama	3	34	✓	✓	✓	✓		✓
Deerwood Orthodontics	Wisconsin	7	35				✓
ForwardDental (3)	Wisconsin	31	281	✓				✓
Fusion Dental (5)	Maryland/Virginia	7	110	✓	✓	✓	✓	✓	✓	✓
Lakeside Dental Care	Louisiana	2	14	✓	✓				✓
Metro Dentalcare (6)	Minnesota	42	343	✓	✓	✓	✓	✓	✓
Oklahoma Dental Group	Oklahoma	3	23	✓
Orthodontic Care Specialists (3)	Minnesota/Wisconsin	20	104				✓
Premier Dental Partners	Missouri	8	81	✓					✓
Redwood Dental Group (3)	Michigan	6	76	✓			✓		✓
Riverside Dental Group (3)	California	7	122	✓	✓	✓	✓	✓	✓	✓
Sacramento Oral Surgery	California	5	10			✓
Texas Tooth Doctor for Kids (3)	Texas	8	48					✓
University Dental Associates (3) (4)	North Carolina	12	98	✓		✓	✓		✓
Valley Dental Group (3)	Minnesota	1	15	✓	✓	✓	✓		✓	✓
Western New York Dental Group (3)	New York	14	160	✓	✓	✓	✓	✓	✓

		278	2,389

(1) An operatory is an area where dental care is provided and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(2) Services provided by specialists who are board-certified or board-eligible.

(3) Accredited by the Accreditation Association for Ambulatory Health Care.

(4) University Dental Associates’ dental residency program is accredited by the American Dental Association.

(5) Dental Arts Center merged with Greater Maryland Dental Partners in 2010 and adopted the tradename Fusion Dental.

(6) Assure Dental merged with Metro Dentalcare in 2010.

Operations

Operating Structure

Each dental facility has a manager or supervisor who, along with the administrative staff, typically oversees day-to-day business operations, including facility staffing, patient scheduling, on-site billing and collections and general office management. Each affiliated dental group has an operations director/manager who oversees all the managers of the dental facilities of the affiliated dental group. A regional operations director is responsible for managing the operations directors and monitoring the operating performance of multiple affiliated dental groups in multiple communities. The regional operations directors are responsible for overseeing the development of annual operating plans for the affiliated dental groups and monitoring actual results.

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

Training and Leadership Development

We believe that our long-term success requires a significant investment in the development of people at all levels within our company and at the affiliated practices. We have both leadership development and skills training programs.

The American Dental Partners Leadership Institute provides both personal and professional development by bringing dentists and management leaders together to develop effective leadership techniques to create work environments that inspire peak performance from team members. The Leadership Institute is conducted on a national and regional basis with dentists and management from multiple affiliated dental groups in attendance. As part of the learning process, participants receive feedback on the climate they create and their leadership styles and competencies. Participants also create personal action plans to enhance leadership effectiveness. We believe creating a high performance climate improves morale, lowers staff turnover and improves productivity.

We also have devoted significant resources to develop innovative, proprietary skills training programs. Training programs exist for improving patient service, such as creating a positive patient arrival/departure experience, improving telephone etiquette, managing unhappy patients and developing business management competencies, such as improving recruiting skills, developing effective mentoring processes and managing time. These programs are modular and are made available at the affiliated dental groups. We have a national training team composed of training specialists who work with the leadership of the affiliated dental groups to assess the job skills and services of the personnel at each affiliated dental group in order to implement and maintain continuous training and development programs. We believe that by investing in skills training, we empower our team members to assist the affiliated practices in providing exceptional patient care and service.

Third-Party Payor Reimbursement Mix

We believe it is advantageous to be affiliated with dental group practices that have successfully provided care to patients under all reimbursement methodologies because a shift is taking place in the dental benefits market from indemnity insurance plans and capitated managed care plans to PPO plans. We help the affiliated practices optimize their revenue by analyzing their fees and third-party payor mix on an ongoing basis. We also assist the affiliated practices to evaluate and negotiate third-party payor contracts. Most of the affiliated practices provide care under traditional fee-for-service plans and non-fee-for-service plans. The following table provides the aggregate payor mix of the affiliated practices for the years ended December 31:

	2010	2009	2008
Fee-for-service and indemnity plans	15%	15%	19%
PPO and dental referral plans	74%	71%	64%
Capitated managed care plans	6%	8%	11%
Medicaid and CHIP programs	5%	6%	6%

In 2009, the United States experienced the first decline in the number of people enrolled in dental plans since the NADP began measuring enrollment in the early 1990’s. We believe the decrease can be attributed to the state of the U.S. economy and high levels of unemployment. We believe, although we cannot be certain, that this decline will be a short-term aberration and that it is not indicative of a long-term trend. Our affiliated practices have responded to the enrollment decline by participating in dental plans in which they were not previously providers to increase patient flow.

Facilities Development and Management

The affiliated dental groups operate out of dental facilities that in most instances we lease from third parties under long-term operating leases. Generally, our dental facilities are constructed to be warm, attractive and inviting to patients and typically have between eight and ten operatories, or treatment rooms, which accommodate general and specialty dentists, hygienists and dental assistants, as well as required support staff. Most of the dental facilities are either located within a professional office or medical building or are free-standing.

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

Financial Planning and Financial Information System

We assist the affiliated practices with financial planning. We develop with each affiliated practice an annual operating plan for the affiliated dental group that sets specific goals for revenue, operating expenses and capital expenditures. Once a plan has been approved, we measure forecasted and actual financial performance of each affiliated dental group against the annual operating plan.

All of our affiliated dental groups operate under the same financial system. Our financial system enables us to measure, monitor and compare the financial performance of each affiliated dental group on a standardized basis.

Practice Management Systems

The affiliated dental groups use Improvis®, our proprietary dental practice management software system, to, among other things, facilitate patient scheduling, bill patients and third-party payors, and manage facility staffing and timekeeping. We have a software development team that is responsible for the development and enhancement of Improvis, including the development of additional functionality. During 2010, we began pilot testing of digital radiography and we successfully concluded the pilot testing of an electronic dental record. In 2011, we plan on implementing electronic dental records at 92 practice locations.

The affiliated dental groups that offer orthodontic care utilize a separate proprietary practice management system designed specifically for the unique requirements of the orthodontics specialty. In 2011, we intend to pilot test orthodontic functionality in Improvis.

Service Agreements and Affiliation Structure

The dental group practices with which we affiliate are typically organized as professional corporations or similar entities. In certain cases, the professional corporation employs all clinical and non-clinical staff and owns all of the assets of the dental group practice. In other cases, the professional corporation or principals of the professional corporation may have previously established a separate entity known as a management service organization, or MSO, to provide dental practice management services, including dental facilities and non-clinical management or administrative support to the dental group practice.

When we affiliate with a dental group practice, we typically establish our own MSO subsidiary that acquires certain of the non-clinical assets, including, for example, furniture, equipment, inventory, office and dental supplies, certain contracts (including lease contracts), certain permits necessary to conduct business and prepaid expenses. Alternatively, we have on occasion not created our own MSO subsidiary, but rather acquired the original MSO. The acquisition price for the assets is negotiated between us and the professional corporation together with, if one exists, the original MSO. We typically determine the purchase price of assets based on a multiple of earnings, which reflects our estimated cost of capital, of the dental practice management business previously owned by the professional corporation or the original MSO.

State law in most cases prohibits anyone other than a licensed dentist from employing dentists for the purpose of providing dental care. In some states, similar employment restrictions extend to dental hygienists and/or dental assistants. The dentists, and, as appropriate, the dental hygienists and/or dental assistants, remain employees of the professional corporation. We do not own or control the professional corporation, which has its own board of directors and management that oversees its own internal corporate affairs.

As a condition to closing the acquisition, the professional corporation affiliates with us by entering into a 40-year service agreement with our newly formed or acquired MSO subsidiary. We refer to a professional corporation that has entered into a service agreement with us as an “affiliated practice” and to the combination of our MSO subsidiary and the affiliated practice as an “affiliated dental group.” Under the service agreement, and as discussed in more detail below, we manage the administrative non-clinical aspects of the affiliated dental group.

After a practice affiliates with us, we may assist and facilitate bringing additional dental practices into the dental group through an asset acquisition that we refer to as “in-market acquisitions.” In an in-market acquisition, we acquire the non-clinical assets of a selling dental practice. In a separate transaction, to which we are not a party, the selling dental practice merges its remaining clinical assets with or into an existing affiliated practice and thereby becomes subject to the existing service agreement between us and the existing affiliated practice. In an in-market acquisition, we typically determine the purchase price on a multiple of earnings that we expect to receive from the acquired assets.

We have entered into a service agreement with each affiliated practice. We anticipate that each new practice with which we affiliate will enter into a similar service agreement or become a party to an existing service agreement. We are dependent on our service agreements for a substantial majority of our net revenue. The termination of one or more of our service agreements could have a material adverse effect on us.

Pursuant to the service agreement, the affiliated practice is solely responsible for all clinical aspects of the dental operations of the affiliated dental group. These clinical aspects include professional staffing levels (including recruiting, hiring and terminating dentists); practice operating hours; selecting, training and supervising other licensed dental personnel and unlicensed dental assistants; providing dental care; implementing and maintaining quality assurance and peer review programs; setting patient fee schedules; entering into third-party payor contracts; and maintaining professional and comprehensive general liability insurance covering the affiliated practice and each of its dentists. We do not assume any authority, responsibility, supervision or control over the provision of dental care to patients.

Pursuant to the service agreement, we are the exclusive provider of dental facilities, support staff and all services necessary and appropriate for the administration of the non-clinical aspects of the affiliated dental group. These services include assisting with organizational planning and development; providing recruiting, retention and training programs; supporting quality assurance initiatives; providing on-going facilities development and maintenance; administering employee benefits and payroll; procuring supplies, equipment and inventory; providing necessary information systems; assisting with marketing and third-party payor relations; and providing financial planning, reporting and analysis. The service agreement also includes non-competition and confidentiality provisions that prohibit the affiliated practice from owning or operating another dental facility or having any interest in any business that competes with us within a contractually agreed upon service territory.

Pursuant to the service agreement we have entered into with all but one of our affiliated practices, a policy board is created that is responsible for developing and implementing management and administrative policies for the overall operation of the dental facilities. The policy board’s authority is limited by specific provisions of the service agreement that give the affiliated practice sole authority over matters that most significantly affect its economic performance. We designate half of the members of the policy board, and the affiliated practice designates half the other. The policy board members designated by the affiliated practice must be licensed dentists currently employed by the practice. The policy board operates on a majority vote basis and in situations in which an item fails to garner majority support, the status quo continues. The policy board’s responsibilities include the review and approval of long-term strategic and short-term operational plans, annual capital and operating plans, renovation and expansion plans and capital expenditures with respect to the dental facilities, advertising and marketing services and staffing plans. The policy board also reviews and monitors the financial performance of the affiliated dental group. Finally, the policy board reviews and makes recommendations with respect to patient fee schedules and contractual relationships with third-party payors, although final decisions regarding these and all other clinical matters are made exclusively by the affiliated practice. Under the one service agreement that does not include a policy board is created, the decisions that would otherwise require action by the policy board instead require the consent of both parties – us and the affiliated practice – but the affiliated practice continues to have sole authority over matters that most significantly affect its economic performance.

The affiliated practices reimburse us for actual expenses incurred by us on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for management services provided and capital committed in the form of fixed assets and working capital. Expenses incurred in the operation and administration of the dental facilities include salaries and benefits of personnel employed by us, lab fees and dental supplies, office occupancy costs, other miscellaneous costs and depreciation specifically related to the dental facilities. Our fee for business services provided and capital committed consists of one of the following:

•	a monthly fee that is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue less expenses of the dental facilities;
•

a fixed monthly fee determined by agreement between us and the affiliated practice (but in no event will the total business service fee be greater than the affiliated practice’s patient revenue less expenses of the dental facilities);

•	a monthly fee based on a specified percentage of patient revenue or a specified percentage of collections on patient revenue; or
•

a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses of the dental facility as compared to the planned amount for the current year.

The structure of the business service fee, whether composed of variable or fixed components, or both, is dependent in part on the laws and regulations of the states in which we operate.

The affiliated practice is responsible for its own business expenses, which generally consist of the salaries, benefits and certain other expenses of the dentists and, in certain states, hygienists and/or dental assistants who are employed by them. We refer to these expenses as provider expenses. After collection of fees from patients and third-party payors for the provision of dental care, reimbursement of clinic expenses of the dental facilities incurred by us on their behalf and payment to us of our business service fee for management services provided and capital committed, the amounts remaining are used by the affiliated practices for provider expenses. The board and/or management of the affiliated practice is solely responsible for determining the compensation levels of the dentists. Because of the priority of payment of expenses, as discussed below, each affiliated practice will generally develop compensation structures that are linked to the productivity of the dentists to ensure sufficient revenue is available for the affiliated practice to meet its provider expenses.

Under the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices, and we also collect payments from patients and third-party payors on behalf of the affiliated practices.

In connection with the billing and collection services provided by us, the affiliated practices appoint us as their exclusive agents. Accordingly, we act as an agent on behalf of the affiliated practices for billing and collection services, but we do not assume from the affiliated practices the risk of loss of their uncollectable accounts. These funds, as collected, are applied in the following order of priority:

•	reimbursement of clinic expenses incurred by us in connection with the operation and administration of the dental facilities;
•	repayment of advances, if any, made by us to the affiliated practice;
•	payment of the monthly business service fee to us;
•	payment of provider expenses; and
•	payment of the additional variable business service fee, if applicable, to us.

Funds remaining after payment of the expenses and fees outlined above belong to the affiliated practice and may be used by the affiliated practice as its board or management determines, including distribution to the equity owners of the affiliated practice.

Each of our service agreements has an initial term of 40 years and automatically renews for successive 5-year terms, unless terminated by notice by either party given at least 120 days prior to the end of the initial term or any renewal term, or with respect to Christie Dental, Cincinnati Dental Services and Sacramento Oral Surgery, by us at any time upon 180 days’ advance notice. In addition, a service agreement may be terminated earlier by either party upon the occurrence of certain events involving the other party, such as dissolution, bankruptcy, liquidation or failure to perform material duties and obligations under a service agreement. In the event a service agreement is terminated, the affiliated practice is required to reimburse us for unpaid expenses incurred in connection with the operation and administration of the dental facilities, repay advances and pay us any unpaid business service fees. The affiliated practice may also be required, at our option in nearly all instances, to purchase the unamortized balance of intangible assets at the current book value, repurchase equipment and other assets at the greater of fair value or book value and assume our leases and other liabilities related to a terminated service agreement.

Arizona’s Tooth Doctor for Kids

Arizona Tooth Doctor is the exception to our affiliation model. We own 94% of Arizona Tooth Doctor and, as permitted by applicable state law, we employ the dentists. While we employ the Arizona Tooth Doctor dentists as permitted by applicable state law, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice. Arizona Tooth Doctor has eight locations in the greater Phoenix area. Approximately 90% of Arizona Tooth Doctor’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program.

Competition

The dental services industry is highly competitive. There are approximately 26 competing dental practice management companies in our current service areas that provide business services to dentists and dental group practices through contractual arrangements. The principal factors of competition between dental practice management companies are their acquisition models, the number and reputation of their existing affiliated practices, their management expertise, the quality of support services provided to the affiliated practices and their financial track record. We believe we compete effectively with other companies that provide business services to dental group practices with respect to these factors. The practices affiliated with us compete with other dental practices and individual dentists in their respective communities.

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

State Regulation

Each state imposes licensing and other requirements on dentists. The laws of almost all of the states in which we operate prohibit, either by statute, regulation, case law or as a matter of general public policy, entities not wholly-owned or controlled by dentists, such as us, from practicing dentistry; employing dentists and, in certain states, dental hygienists and dental assistants; exercising control over the provision of dental services; splitting fees; or receiving fees for patient referrals. An exception to the preceding is the State of Arizona, the laws of which permit us to own the dental practice and employ the dentists at Arizona Tooth Doctor. Many states additionally prohibit or restrict the ability of a person other than a licensed dentist to own, manage or control the assets, equipment or facilities used by a dental practice. Certain states also regulate the advertising of dental services, which regulations may include prohibiting the advertising of dental services under a trade or corporate name, requiring all advertisements to be in the name of a dentist or proscribing the content of advertisements and the use of promotional gift items. These laws and regulations and their interpretation vary from state to state and, in many instances, are subject to enforcement by regulatory authorities with broad discretionary authority.

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

In certain states, we are additionally subject to regulations pertaining to our role in the negotiation and administration of managed care contracts, plans or arrangements. To the extent that we or any affiliated practice contracts with a third-party payor, including a self-insured plan, under a capitated or other arrangement that causes us or the affiliated practice to assume a portion of the financial risk of providing dental care, we or the affiliated practice may become subject to state insurance laws. If we or the affiliated practice is determined to be engaged in the business of insurance, we may be required to change our contractual relationships or seek appropriate licensure. Many states also have adopted patient privacy laws similar to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, some of which are more stringent than the federal regulations.

Federal Regulation

Participation by the affiliated practices and their dentists in federal payment programs subjects them, and us with respect to Arizona Tooth Doctor, to federal laws and regulations concerning the provision of dental services to beneficiaries, submission of claims and related matters, certain of which are discussed below. Violation of these laws and regulations can result in liability for overpayments, and civil and criminal penalties, including possible exclusion of individuals and entities from participation in those federal programs.

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

The affiliated practices are covered entities under HIPAA and HITECH. Among other things, these laws include provisions regarding protection of the privacy of patient-identifiable health information and standards for security of electronic protected health information and electronic transactions. HITECH extended the HIPAA privacy and security rules to make them directly applicable to entities, such as us, that are “business associates” of the affiliated practices. Additionally, HITECH expanded the scope of HIPAA by, among other things, mandating individual and U.S. Department of Health and Human Services notification in instances of a breach of protected health information, and public notices in the event of a breach involving 500 or more patients; providing enhanced penalties for HIPAA violations; and granting enforcement authority to states’ attorneys general in addition to the U.S. Department of Health and Human Services Office of Civil Rights. We maintain policies and procedures for the handling of patient records and other information in order to comply with these laws. The laws and regulations in this area may continue to evolve, and new health information standards, whether implemented pursuant to HIPAA or otherwise, could have a material effect on how we and the affiliated practices handle health care related data and the cost of compliance. Failure to comply with existing or new laws or regulations related to the privacy or security of patient information could result in criminal or civil sanctions.

In addition to the preceding federal laws and regulations, dental practices are also subject to compliance with federal regulatory standards in the areas of safety, health and access.

Medicaid

Arizona Tooth Doctor and Texas Tooth Doctor primarily serve the pediatric Medicaid populations in their respective states. Although to a far lesser extent, certain other affiliated dental groups also serve Medicaid populations. As Medicaid providers, these affiliated practices must comply with extensive state and federal Medicaid laws and regulations, as well as contractual requirements owed to third-party payors that administer claims and reimbursement under those programs. The Medicaid programs include significant penalties for false or improper billings and inappropriate coding for dental services or related services.

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

Customers

For the fiscal year ended December 31, 2010, revenue generated from our service agreements with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, and Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented 22% and 12%, respectively, of our consolidated net revenue. The termination of either service agreement could have a material adverse effect on our business, financial condition and results of operations.

Employees

We do not employ dentists, hygienists or dental assistants in states where laws prohibit us from doing so. As of December 31, 2010, we had 2,651 employees, including 34 dentists (representing 32 full-time equivalent dentists), 443 dental hygienists, 763 dental assistants and 1,414 administrative personnel at our dental facilities, shared service centers and corporate office. As of December 31, 2010, the affiliated practices, excluding Arizona Tooth Doctor, employed 457 dental hygienists and 460 dental assistants and employed or contracted with 677 dentists (representing 544 full-time equivalent dentists). We consider our relationships with our employees to be satisfactory.

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

Executive Officers and Senior Management of the Registrant

The following table sets forth information concerning each of our current executive officers and members of senior management, each of whom are elected annually by our Board of Directors:

Name	Age	Position
Gregory A. Serrao*	48	Chairman, President and Chief Executive Officer
Breht T. Feigh*	44	Executive Vice President – Chief Financial Officer and Treasurer
Michael J. Vaughan*	57	Executive Vice President – Chief Operating Officer
Michael J. Kenneally	50	Senior Vice President – Regional Operations
Jesley C. Ruff, D.D.S.	56	Senior Vice President – Chief Professional Officer
Ian H. Brock	41	Vice President – Planning and Investment
Michael W. Hoyt	47	Vice President – Information Systems
Mark W. Vargo*	59	Vice President – Chief Accounting Officer

*	Designated by the Board of Directors as an executive officer.

Mr. Serrao founded American Dental Partners, Inc. and has served as our President, Chief Executive Officer and a Director since 1995 and as Chairman since 1997. From 1992 to 1995, Mr. Serrao served as the President of National Specialty Services, Inc., a subsidiary of Cardinal Health, Inc., a pharmaceutical company. From 1991 to 1992, Mr. Serrao served as Vice President – Corporate Development of Cardinal Health. Before joining Cardinal Health, Mr. Serrao was an investment banker at Dean Witter Reynolds Inc. from 1985 to 1990. Mr. Serrao serves on the Board of Fellows of the Harvard School of Dental Medicine and the Board of Governors for the Boys and Girls Club of Lawrence, Massachusetts.

Mr. Feigh has served as our Executive Vice President – Chief Financial Officer and Treasurer since 2003. Mr. Feigh was Vice President – Chief Financial Officer and Treasurer from 2001 to 2003, Vice President – Strategic Initiatives in 2000 and Director, Corporate Development from 1997 to 1999. Prior to joining us, Mr. Feigh was employed in various investment banking positions at Dean Witter Reynolds Inc., ING Barings and Robertson, Stephens & Company from 1989 to 1997.

Mr. Vaughan has served as our Executive Vice President – Chief Operating Officer since 2003. Mr. Vaughan was Senior Vice President – Chief Operating Officer from 2001 to 2003, Senior Vice President – Regional Operations in 2001 and Vice President – Operations in 2000. From 1996 to 1999, Mr. Vaughan served as Regional Vice President for Cardinal Distribution, a subsidiary of Cardinal Health. From 1988 to 1995, Mr. Vaughan held the positions of Vice President and General Manager of Cardinal Distribution’s Knoxville, Tennessee and Zanesville, Ohio facilities and also Vice President of Strategic Initiatives. Prior to joining Cardinal Health, Mr. Vaughan worked for McKesson HBOC, an international health care services company, in various sales management positions.

Mr. Kenneally has served as our Senior Vice President – Regional Operations since 2005. Mr. Kenneally has also served as Chief Executive Officer of our Minnesota subsidiaries since 2001. Mr. Kenneally was Chief Operating Officer of our former subsidiary PDHC, Ltd. from 1998 to 2000, Director of Business Management from 1995 to 1998, Director of Finance and Information Systems from 1994 to 1995 and Controller from 1988 to 1994.

Dr. Ruff has served as our Senior Vice President – Chief Professional Officer since 2005. Dr. Ruff was Vice President – Chief Professional Officer from 1999 to 2005. From 1992 to 1998, Dr. Ruff served as President of Wisconsin Dental Group, S.C., one of our affiliated practices, where he was employed as a practicing dentist and held a variety of positions since 1985. In 1994, Dr. Ruff served on the Board of Directors of the National Association of Prepaid Dental Plans. From 1983 to 1991, Dr. Ruff was an Assistant Professor at the Marquette University School of Dentistry and an adjunct faculty member from 1991 to 1996.

Mr. Brock has served as our Vice President – Planning and Investment since 2005. Mr. Brock was Vice President – Finance from 2001 to 2005, Vice President – Financial Planning in 2001, Director – Financial Planning from 1998 to 2000 and Assistant Controller from 1996 to 1998. Prior to joining us, Mr. Brock worked for American Medical Response, Inc., or AMR, a national provider of ambulance services, as a corporate financial analyst from 1995 to 1996 and as an accounting manager and financial analyst from 1991 to 1995 with AMR of Connecticut, Inc., one of AMR’s four founding subsidiaries.

Mr. Hoyt has served as Vice President – Information Services since 2009. From 2001 to 2009, Mr. Hoyt served as Senior Technology Director for GTECH, an international gaming technology company. From 1985 to 2000, Mr. Hoyt was with Electronic Data Systems, or EDS, a subsidiary of Hewlett-Packard, an international information technology services company, in positions of increasing responsibility supporting clients across several industries, including health care claims processing and medical device manufacturing. In his most recent role at EDS, Mr. Hoyt served as Client Delivery Executive.

Mr. Vargo has served as our Vice President – Chief Accounting Officer since 2003. From 2000 to 2002, Mr. Vargo was Vice President of Finance and Administration for International Garden Products, Inc., or IGP, a grower and supplier of ornamental plants and horticultural specialty products. Mr. Vargo served as Chief Financial Officer of IGP’s Langeveld business unit from 2001 to 2002. From 1999 to 2000, Mr. Vargo was Global Controller of EMC, Inc., an international provider of IT services and infrastructure. From 1990 to 1999, Mr. Vargo served in several senior management positions at Anixter International Inc, an international supplier of communications and security products. His positions at Anixter included Vice President of Finance of the Structured Cabling Division and North American Controller. Mr. Vargo began his professional accounting career with a predecessor to KPMG LLP.

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

The affiliated practices, other then Arizona Tooth Doctor, control all employment decisions regarding dentists, and, with respect to certain affiliated practices, dental hygienists and dental assistants. The affiliated practices may, among other things, ineffectively recruit or manage their employees resulting in high employee turnover, loss of key personnel or employment disputes, any of which could negatively affect the revenue of the affiliated practices.

We may not realize the expected value of our goodwill and intangible assets.

A significant portion of our total assets are represented by goodwill and intangible assets. Our goodwill and intangible assets will likely increase to the extent we consummate additional affiliations or acquisitions in the future. The amortization expense related to definite-lived intangible assets will also likely increase in the future as a result of additional intangible assets being recorded in connection with new affiliations and acquisitions. Management performs an impairment test on goodwill and indefinite-lived intangible assets at least annually or when facts and circumstances exist that would suggest that the goodwill or indefinite-lived intangible asset is impaired. An impairment test on goodwill and definite-lived intangible assets is likewise performed when facts and circumstances exist that would suggest that the definite-lived intangible asset may be impaired, such as loss of key personnel or contracts or change in legal factors. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. If an impairment were determined, we would make the appropriate adjustment to the intangible asset to reduce the asset’s carrying value to its fair value. In the event of any sale or liquidation of our Company or a portion of our assets, there can be no assurance that the value of our intangible assets will be realized. Any future determination requiring the write-off of goodwill, indefinite lived intangibles or a significant portion of unamortized intangible assets would negatively affect our balance sheet.

Our dental benefits third-party administrator subsidiary historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third-party administrator has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2010, our dental benefits third-party administrator experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. Based on its business plan and future projections, we determined the fair value of this business reporting unit exceeded the carrying value of $2,283,000 at October 1, 2010. If this business plan is not successfully executed or projected financial results are not achieved, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit.

The restrictive covenants that we rely upon to protect, in part, the value of our investments in the affiliated dental groups may be difficult or costly to enforce.

As part of the acquisition process, we acquire certain non-clinical assets of the affiliated practice. The asset acquisition agreement typically includes time-limited covenants that restrict, among other things, the sellers from providing competing business services or interfering with our relationships with personnel or business partners. Although we believe that these restrictive covenants are reasonable to protect our investments and we attempt to draft such covenants to be legally enforceable, we cannot guarantee that such covenants will be upheld as reasonable and enforced, in whole or in part, by a court of competent jurisdiction if legally challenged. Additionally, we may incur significant costs defending the legality of the covenants. To the extent any of the restrictive covenants are unenforceable or enforcement proves not to be cost-effective, our investments may diminish in value, our competitive position may be compromised and our results of operation may suffer.

Our business model is dependent upon the enforceability and legality of the service agreements between us and the affiliated practices.

Our net revenue derives primarily from revenue generated by the affiliated practices. The service agreements establish the terms under which we receive payment for the management services that we provide to the affiliated practices. We structure the service agreement in the context of each affiliation to comply with relevant state laws and regulations, including, without limitation, those concerning the practice of dentistry. We cannot, however, be certain that our interpretation of certain laws and regulations are correct. State regulatory authorities have in the past reviewed, and may in the future review, our service agreement for legal and regulatory compliance. To the extent our service agreement with any affiliated practice were deemed by a regulatory or judicial authority to be in violation of any law or regulation, our relationship with that affiliated practice might terminate, the service agreement might require material amendments with uncertain consequence, or we might be required to restructure our business model at significant cost.

Divergent interests or other considerations may from time to time lead one or more affiliated practices to seek early termination of their service agreements with us, in which case litigation or arbitration would likely result.

We derive most of our revenue from the business service fees paid to us by the affiliated practices pursuant to the terms of our service agreements. The affiliated practices are separate business entities with interests that from time to time may not align with our own. We cannot be certain that our relationships with the affiliated practices will always be in good standing. Divergent interests or other factors may cause an affiliated dental practice to want to terminate its affiliation with us. Our service agreements have 40-year terms. An affiliated practice generally may only terminate the service agreement if we breach the agreement or if we become insolvent, liquidate or dissolve. Any attempt to terminate a service agreement would likely become the subject of litigation or arbitration. There are many risks associated with litigation and arbitration. The possibility exists that we could lose, in which case we might be required to pay damages or penalties and the service agreement could be terminated. In the event of termination, our future revenue would also be negatively affected, potentially significantly depending upon the size of the affiliated practice. As discussed above, we have two affiliated practices that each account for over ten percent of our net revenue. We cannot be certain that we would be able to find a new practice in any given market to offset or mitigate the loss of an existing affiliated practice in that market. Additionally, regardless of the outcome of the litigation or arbitration, would likely be expensive, would distract management and could harm our reputation in the dental industry, in the investment community and among existing and prospective affiliates.

This type of litigation with an affiliated practice has happened in the past. PDG, P.A., the affiliated practice at Park Dental in the Minneapolis metropolitan area, filed litigation against us in 2006. The jury in that lawsuit ruled in favor of PDG on various breach claims and awarded PDG significant compensatory and punitive damages. Following court-ordered mediation subsequent to the jury verdict, the parties entered into a litigation settlement agreement pursuant to which the service agreement was terminated, we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG, and we entered into a transition management services agreement with PDG to provide transition management services for a period of nine months. The PDG litigation was expensive and consumed significant management time and resources.

A significant percentage of our net revenue results from a disproportionately small number of affiliated practices.

Revenue generated from our service agreements with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, and with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented 22% and 12%, respectively, of our consolidated net revenue in 2010. The termination of either of these service agreements would have a material adverse effect on our business, financial condition and results of operations.

The recent economic downturn and high unemployment have negatively affected consumer demand for dental care, which may negatively affect revenue and profitability.

Our net revenue depends primarily on revenue generated by the affiliated practices. Demand for dental care has declined among patients both with and without dental insurance, which is typically employer-provided. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to

$1,500. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. The recent economic downturn and resulting increases to unemployment have caused consumer spending patterns to change. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. As a result, revenue growth rates of many of the affiliated practices have decreased and revenue mix has generally shifted towards lower cost dental procedures. The effect to us has been lower net revenue. We anticipate that high levels of unemployment will continue to adversely affect our business in 2011, although we are unable to predict the likely duration or severity of those conditions or the magnitude effect on our business or results of operations. We do not, however, believe that this condition will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

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

Our net revenue at Arizona Tooth Doctor and Texas Tooth Doctor may be adversely affected by changes in state Medicaid programs and Children’s Health Insurance Programs, or CHIP.

Arizona Tooth Doctor and Texas Tooth Doctor are largely dependent upon reimbursements from state Medicaid programs and CHIP. Both Arizona and Texas have recently reduced or proposed reducing Medicaid reimbursement rates in response to state budgetary shortfalls. These reductions generally are passed on to the affiliated practices and negatively affect revenue and operating results.

We and the affiliated practices are subject to extensive and complex laws and regulations. If we or the affiliated practices fail to comply with existing or new laws or regulations, we or they could suffer civil or criminal penalties.

The practice of dentistry is highly regulated. Our operations and those of the affiliated dental groups are subject to a broad range of state and federal laws, regulations and licensing requirements, including laws and regulations pertaining to the structure of our relationships with the affiliated practices, the qualifications and conduct of clinical personnel, billing and reimbursement, fee splitting, patient referrals, advertising and the privacy and security of protected health information. The substance and enforcement of many of these laws and regulations, particularly at the state level, lack consistency from jurisdiction to jurisdiction. In certain jurisdictions, laws and regulations may be ambiguous or vague without clarifying case law or administrative guidance. Although we strive to maintain a legally-compliant business, our operations may not be in compliance with certain laws or regulations, as written or as may be interpreted. Failure to comply with laws and regulations may subject us or the affiliated practices to civil or criminal penalties, licensing or other sanctions, or refunding of reimbursement, that limit our ability to operate our business or their ability to provide dental services. In addition, the affiliated practices that provide services under Medicaid programs could be excluded from participating in those programs.

Changes to laws and regulations pose two additional risks. First, as described above, failure to comply with changes to law and regulations may subject us or the affiliated practices to civil or criminal penalties, or licensing or other sanctions that limit our ability to operate our business or the ability of the affiliated practices to provide dental services. Second, changes to laws or regulations might have the effect of rendering invalid or illegal, in whole or in part, certain aspects of the service agreements between us and the affiliated practices.

Sedation is used extensively by Arizona Tooth Doctor and Texas Tooth Doctor, and harm to a patient resulting from its use could have a material adverse effect on our business.

Arizona Tooth Doctor and Texas Tooth Doctor utilize sedation extensively in providing dental care to patients, including children, ranging from conscious sedation to general anesthesia. Although we believe these affiliated practices have appropriate protocols and procedures in place for the safe and efficient use of sedation, a certain level of risk is inherent with those procedures, and there can be no assurance that harm to a patient will not occur. Any such event could have a material adverse effect on those affiliated practices, as well as their and our reputations.

In addition, the ability of these affiliated practices to continue using sedation to the extent currently in use is dependent upon their ability to retain, credential and supervise a sufficient number of qualified professionals and staff to perform these services, whether anesthesiologists or certified registered nurse anesthetists, as may be required under applicable protocols or legal requirements, and to obtain sufficient reimbursement for their services. There can be no assurance that either affiliated practice will be able to continue retaining and utilizing the services of these individuals or that their services can be obtained on a cost-effective basis.

New affiliations could be difficult to integrate, disrupt our business or impair our financial results.

To the extent we affiliate with new practices, we undertake certain risks that include, but are not limited to difficulty assimilating the operations, assets and personnel that we acquire from the affiliated practice; potential loss of key employees from the affiliated practice; unidentified issues not discovered in due diligence; and the possibility of incurring impairment losses related to goodwill or other intangible assets that we acquire from the affiliated practice.

Our operating results may be adversely affected by professional liability claims against the affiliated practices.

The affiliated practices and/or individual dentists they employ are subject from time to time to professional liability claims, and it is possible that these claims could also be asserted against us. These claims, if successful, could result in substantial damage awards that could exceed the limits of our applicable insurance coverage. We are named as an insured under the professional liability insurance policies covering the affiliated practices. In addition, we require each affiliated practice to indemnify us for actions or omissions related to the provision of dental care by the affiliated practice. Nonetheless, a successful professional liability claim against an affiliated practice might have a material adverse effect on our business, financial condition and results of operations.

Interruptions in our information systems could limit our ability to operate our business.

Our business is dependent on information systems for operational processes, financial information and our insurance billing operations. Our information system could be vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. A significant or prolonged interruption in our computer network, data center (located in Minnesota) or software applications could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease most of our facilities from unrelated third parties. As of December 31, 2010, we leased or owned 278 dental facilities, 4 dental labs and 12 administrative offices, including our corporate headquarters. Our corporate office is located at 401 Edgewater Place, Suite 430, Wakefield, Massachusetts 01880, and comprises approximately 17,000 square feet of office space. Our lease for our corporate office expires in 2014. We consider our properties to be in good condition, well maintained and generally suitable and adequate to carry on our business activities. For the year ended December 31, 2010, facility utilization varied from affiliated dental group to affiliated dental group, but overall was at a satisfactory level. The majority of our dental facilities have sufficient capacity to allow for future growth.

ITEM 3.  LEGAL PROCEEDINGS

Stockholder Litigation

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the class action settlement resolving consolidated actions entitled “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS, and filed an opt-out complaint in the District of Massachusetts, against us and certain of our executive officers, entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331, which we refer to as the Opt-Out Action.

The Opt-Out Action complaint (i) asserts that the plaintiffs purchased over 500,000 shares of our common stock during the period of February 25, 2004 through December 13, 2007, (ii) alleges that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated thereunder, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group, or PDG, against PDHC, Ltd., entitled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 and conduct at issue in that action during the period of February 25, 2004 through December 13, 2007, which had the effect of artificially inflating the market price of our common stock, (iii) asserts control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants, and (iv) claims that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act, 15 U.S.C. § 78(r). The plaintiffs seek an unspecified amount of money damages, costs and attorneys’ fees and any other relief the Court deems proper.

On June 11, 2010, we and the other defendants filed a motion to dismiss the Opt-Out Action, which was fully briefed by all parties as of September 20, 2010. The Court held a hearing on the motion on February 22, 2011. We intend to defend the matter vigorously.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADPI.” The following table sets forth the range of the reported high and low sale prices of our common stock for the years ended December 31, 2009 and 2010.

2009	High	Low
1st Quarter	$7.20	$5.86
2nd Quarter	$10.03	$6.02
3rd Quarter	$14.37	$9.16
4th Quarter	$15.26	$10.99

2010	High	Low
1st Quarter	$13.71	$12.27
2nd Quarter	$14.23	$11.07
3rd Quarter	$12.51	$10.05
4th Quarter	$13.86	$11.27

On March 14, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $12.89 per share. The approximate number of holders of record of our common stock at March 14, 2011 was 13. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the future. Additionally, our credit agreement contains restrictions on our ability to pay cash dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”).

Our performance graph below (and the underlying data points) provides a graphical comparison of our stock performance to comparable indices over five years.

	12/05	12/06	12/07	12/08	12/09	12/10

American Dental Partners, Inc.	100.00	104.48	55.48	38.38	71.29	74.72
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
S&P Health Care	100.00	107.53	115.22	88.94	106.46	109.55

Summary of Equity Plans

See Item 12 of Part III for a summary of our equity plans as of December 31, 2010.

Issuer Purchases of Equity Securities

During the twelve months ended December 31, 2010, we repurchased 364,000 shares in open market transactions and 43,000 shares in a block trade. The following table presents repurchases of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2010 – October 31, 2010	131,000	$12.17	131,000	$5,945,000
November 1, 2010 – November 30, 2010	54,000	$11.90	54,000	$5,302,000
December 1, 2010 – December 31, 2010	-	-	-	$5,302,000

	185,000		185,000

(a) On June 11, 2010, our Board of Directors authorized us to repurchase up to $10,000,000 of our common stock in the open market, in block trades, through privately negotiated transactions or otherwise. We announced the repurchase program on June 14, 2010. The repurchase program has no expiration date.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share amounts and Statistical Data)

The selected consolidated financial and operating data set forth below with respect to our consolidated statements of income for fiscal years 2010, 2009 and 2008 and consolidated balance sheets as of December 31, 2010 and 2009 are derived from our consolidated financial statements included elsewhere in this annual report. Data with respect to the consolidated statements of income for fiscal years 2007 and 2006 and consolidated balance sheets as of December 31, 2009, 2008 and 2007 are derived from our consolidated financial statements as previously filed. The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report.

	Years Ending December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net revenue	$285,642	$274,342	$291,108	$278,755	$217,917

Operating expenses:
Salaries and benefits	116,288	117,429	127,273	119,616	91,289
Lab fees and dental supplies	42,847	39,691	42,836	43,209	35,066
Office occupancy	37,377	34,326	33,878	31,457	26,404
Other operating expenses	27,295	23,739	24,539	23,195	19,077
General corporate expenses	14,237	13,709	12,366	14,427	11,126
Depreciation	11,431	11,137	11,054	9,422	7,845
Amortization of intangible assets	9,961	9,463	9,634	7,049	5,358
Litigation (income) expense	-	-	(30,662)	36,734	1,570

Total operating expenses	259,436	249,494	230,918	285,109	197,735

Earnings (losses) from operations	26,206	24,848	60,190	(6,354)	20,182
Interest expense	8,754	11,055	10,193	5,253	1,848

Earnings (losses) before income taxes	17,452	13,793	49,997	(11,607)	18,334
Income taxes	6,946	5,475	19,245	(4,281)	7,146

Consolidated net earnings (losses)	10,506	8,318	30,752	(7,326)	11,188
Less: Net earnings attributable to non-controlling interests	167	589	634	390	54

Net earnings (losses) attributable to American Dental Partners	$10,339	$7,729	$30,118	$(7,716)	$11,134

Net earnings (losses) attributable to American Dental Partners common stockholders per common share (1):
Basic	$0.66	$0.55	$2.34	$(0.61)	$0.91
Diluted	$0.65	$0.55	$2.29	$(0.61)	$0.86
Weighted average common shares outstanding (1):
Basic	15,639	13,946	12,876	12,681	12,301
Diluted	15,965	14,155	13,150	12,681	12,916

	December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,798	$6,807	$6,626	$6,376	$1,386
Working capital	(3,477)	(4,803)	13,588	(19,463)	(4,813)
Total assets (2) (7)	372,356	370,006	351,260	363,709	196,386
Total debt	100,406	102,191	131,637	141,174	33,888
Total stockholders’ equity	194,972	185,459	146,498	114,903	116,311

Statistical Data:
Number of states	21	19	18	18	18
Number of affiliated practices (3) (4)	26	27	25	26	22
Number of dental facilities (3)	278	268	241	266	209
Number of operatories (3) (5)	2,389	2,259	2,107	2,357	1,944
Number of affiliated dentists (3) (6)	576	533	545	611	470
Patient revenue of affiliated practices (in thousands)	$443,888	$418,405	$415,958	$418,471	$337,401

(1) Net earnings per common share are computed on the basis described in Notes 2 and 13 to our Consolidated Financial Statements.

(2) Amounts due to affiliated practices have been reclassified from accounts receivable, net to accounts payable for all years presented.

(3) On December 31, 2007, a service agreement with PDG, P.A. was terminated, and we transfered the assets of 25 dental facilites to PDG, P.A. These 25 facilities had 256 operatories and 77 full-time equivalent dentists at December 31, 2007.

(4) Assure Dental merged with Metro Dentalcare in 2010. Dental Arts Center merged with Greater Maryland Dental Partners in 2010.

(5) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential dental equipment.

(6) Includes full-time equivalent general or specialist dentists employed by or contracted with the affiliated practices.

(7) Deferred taxes have been reclassified from a gross basis to net basis presentation for all years presented.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development, staff recruitment, employee retention and training programs, quality assurance initiatives, facilities development and management, employee benefits administration, procurement, information systems and technology, marketing, payor contracting, and financial planning, reporting and analysis. At December 31, 2010, we were affiliated with 26 dental group practices, comprising 576 full-time equivalent dentists practicing in 278 dental facilities in 21 states.

Acquisition Summary

During 2010, 2009 and 2008, we completed four, five and seven acquisitions, respectively. Two of these transactions, were accounted for as platform acquisitions. We acquired the non-clinical assets of Cincinnati Dental Services, Inc. and Dentco, Inc., or collectively Cincinnati Dental, on June 1, 2010. We acquired the non-clinical assets of Christie Dental Partners, Inc, or Christie Dental, on December 1, 2009. The remaining fourteen transactions were accounted for as in market acquisitions. These transactions resulted in the addition of 51 dental facilities and 362 operatories. The 2010, 2009 and 2008 acquisition transactions, at the time of the transactions, generated $21,000,000, $27,000,000 and $5,000,000 of patient revenue on an annualized basis, respectively.

“Platform acquisitions” are acquisitions in which we acquire non-clinical assets of a professional company, professional association or service company and simultaneously enter into a 40-year service agreement with the professional company, professional association or service company. If the assets acquired and liabilities assumed in a platform acquisition constitute a business, specifically a dental practice management business or management service organization, we account for them as a business combination; otherwise they are accounted for as an acquisition of assets.

“In-market acquisitions” are acquisitions in which we acquire non-clinical assets of a dental practice and simultaneously the seller agrees to merge the remaining clinical assets of the dental practice with a professional company, professional association or service company that has previously entered into a service agreement with us and therefore becomes subject to the existing service agreement. Frequently, the assets acquired and liabilities assumed in an “in-market acquisition” do not constitute a business and therefore we account for the transaction as an asset acquisition rather than a business combination.

As of September 2010, pursuant to agreements with noncontrolling interest holders of Arizona Tooth Doctor, selected holders elected to purchase 1.0% of our management subsidiary affiliated with Care for Kids of Texas, PLLC, the affiliated practice at Texas Tooth Doctor for Kids, or Texas Tooth Doctor.

We are constantly evaluating potential acquisition transactions with dental practices and acquisitions of other dental-related companies that would expand our business capabilities.

Park Dental Litigation

In December 2007, we entered into a settlement agreement in a litigation matter with PDG, P.A., the dental group practice formerly affiliated with us at Park Dental in the Minneapolis metropolitan area. Pursuant to the settlement agreement, our service agreement with PDG was terminated effective December 31, 2007, and we transferred the operating assets of 25 of the 31 Park Dental facilities and the “Park Dental” trade name to PDG on February 29, 2008. We earned net revenue from PDG for reimbursement of operating expenses of the 25 dental facilities prior to their transfer to PDG in February 2008 of $7,697,000. We retained the remaining six dental facilities, which we now operate as part, and under the trade name, of Metro Dentalcare. We also entered into a transition management services agreement with PDG to provide transition management services for a period of nine months through September 30, 2008 for $19,000,000, which was recorded as net revenue of $10,000,000 and $9,000,000 as an offset to the litigation loss realized in 2007. We completed the transition management services, received the related $19,000,000 and completed the final steps in the termination of the relationship with PDG in September 2008. As a result of the PDG settlement, our results of operations for the period ended December 31, 2008 are not comparable to our results of operations for the periods ended December 31, 2009 and 2010. For management’s discussion on certain non-recurring items related to the litigation settlement agreement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results at Operation – Results of Operations – Non-GAAP Measures.”

Revenue Overview

Net Revenue

Our net revenue includes business service fees earned by us pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of clinic expenses paid by us on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by our dental benefits third-party administrator subsidiary, fees earned by our dental laboratories and other miscellaneous revenue. For 2008, other revenue also includes fees earned under the transition management service agreement with PDG. The following table provides the components of our net revenue (in thousands):

	2010	2009	2008
Reimbursement of expenses	$196,818	$187,127	$189,500
Business service fees	64,874	59,976	55,971

Revenue earned under service agreements	261,692	247,103	245,471
Other revenue	23,950	27,239	45,637	(1)

Net revenue	$285,642	$274,342	$291,108

(1) Includes $17,697 of revenue from PDG comprised of $10,000 for transition management services and $7,697 for reimbursement of operating expenses.

Revenue earned from business service fees and reimbursed expenses under the terms of the affiliated practice service agreements represented 92%, 90% and 84% of net revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We believe the affiliated practices have been affected by high rates of unemployment and limited discretionary spending. Affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500 per person. We do not, however, believe that current macroeconomic conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry.

The Arizona Tooth Doctor business is directly affected by patient care service reimbursed under Arizona’s Medicaid program, which reduced reimbursement rates by 5% in October of 2009. An additional 5% proposed reduction is scheduled to become effective in April 2011. Two of the six major medical health plans in Arizona have agreed to not pass this proposed April 2011 reduction on to us.

Fees earned under service agreements include reimbursement of expenses incurred by us on behalf of the affiliated practices in connection with the operation and administration of dental facilities and business service fees charged to the affiliated practices pursuant to the terms of the service agreements for management services and capital committed by us. Under certain service agreements, representing 78% of our 2010 business service fees, our business service fee consists of a monthly fee that is based upon a specified percentage of the amount by which the affiliated practice’s patient revenue exceeds practice expenses. Under certain service agreements, representing 21% of our 2010 business service fees, our business service fee consists entirely of a fixed monthly fee determined by agreement between us and the affiliated practice in a formal planning process. Under certain other service agreements, representing less than 1% of our 2010 business service fees, our business service fee consists of either a fixed monthly fee and an additional performance fee based upon a percentage of the amount by which the affiliated practice’s patient revenue exceeds expenses as compared to the planned amount for the current year, a specified percentage of patient revenue or a specified percentage of collections on patient revenue.

We account for net revenue from the reimbursement of expenses on an accrual basis and recognize revenue when these expenses are incurred. Reimbursement of expenses includes costs incurred by us for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and dental hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

Patient Revenue of the Affiliated Practices

We do not consolidate the financial statements of the practices affiliated with us by means of service agreements with our financial statements. Patient revenue of the affiliated practices is, however, a financial measure used by our management to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to the service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and third-party payors on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans and Medicaid and CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain contracts between the affiliated practices and third-party payors. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the years ended December 31:

	2010	2009	2008
Fee-for-service	15%	15%	19%
PPO and dental referral plans	74%	71%	64%
Capitated managed care plans	6%	8%	11%
Medicaid and CHIP programs	5%	6%	6%

For the affiliated practices that we do not own and are affiliated with us by means of a service agreement, after collection of fees from patients and third-party payors for the provision of dental care and payment to us of our business service fees and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are used by these affiliated practices for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by them.

The following table sets forth for the years ended December 31, 2010, 2009 and 2008, same market patient revenue of all the affiliated practices, the amounts due to us under service agreements, and the amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Twelve Months Ended December 31,		% Change	Twelve Months Ended December 31,		% Change
	2010	2009		2009	2008
Total patient revenue:
Platform dental group practices affiliated with us in both periods of comparison	$408,298	$415,565	-1.7%	$413,742	$414,197	-0.1%
Platform dental group practices that affiliated with us during periods of comparison	35,590	2,840	-	4,663	1,761	164.8%

Total patient revenue	443,888	418,405	6.1%	418,405	415,958	0.6%
Patient revenue of Arizona Tooth Doctor	21,750	24,708	-12.0%	24,708	24,438	1.1%

Patient revenue of practices affiliated with us by means of service agreements	422,138	393,697	7.2%	393,697	391,520	0.6%
Net revenue due to us under service agreement	261,692	247,103	5.9%	247,103	245,471	0.7%

Amounts retained by practices affiliated with us by means of service agreements	$160,446	$146,594	9.4%	$146,594	$146,049	0.4%

Same market patient revenue declined 1.7% for the year ended December 31, 2010 and was composed of a 1.8% decrease in provider hours, a 2.1% increase in provider productivity per hour and a 2.0% deterioration in effectivity. Effectivity is the difference between full fee increases and the net fee increase actually realized from patients and third-party payors. Same market patient revenue growth for 2010 excludes platform acquisition that occurred after January 1, 2009. Same market patient revenue declined 0.1% for the year ended December 31, 2009 and was composed of a 0.9% decrease in provider hours, a 2.4% increase in provider productivity per hour, and a 1.6% deterioration in effectivity. Same market patient revenue growth for 2009 excludes platform acquisitions that occurred after January 1, 2008.

Amounts retained by the affiliated practices, other than Arizona Tooth Doctor, increased as a percentage of patient revenue of the affiliated practices to 38.0% in 2010 from 37.2% in 2009 primarily due to the Christie Dental and Cincinnati Dental platform acquisitions where the dental assistants and the dental hygienists are employed by the affiliated practices. Amounts retained by the affiliated practices, other than Arizona Tooth Doctor, as a percentage of patient revenue of the affiliated practices remained relatively consistent at 37.2% in 2009 and 37.3% in 2008.

Results of Operations

The following table sets forth our net revenue and results of operation for the twelve months ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010		2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$285,642	100.0%	$274,342	100.0%	$291,108	100.0%
Salaries and benefits	116,288	40.7%	117,429	42.8%	127,273	43.7%
Lab fees and dental supplies	42,847	15.0%	39,691	14.5%	42,836	14.7%
Office occupancy	37,377	13.1%	34,326	12.5%	33,878	11.6%
Other operating expenses	27,295	9.6%	23,739	8.7%	24,539	8.4%
General corporate expenses	14,237	5.0%	13,709	5.0%	12,366	4.2%
Depreciation expense	11,431	4.0%	11,137	4.1%	11,054	3.8%
Amortization of intangible assets	9,961	3.5%	9,463	3.4%	9,634	3.3%
Litigation (income) expense	-	-	-	-	(30,662)	-10.5%

Total operating expenses	259,436	90.8%	249,494	90.9%	230,918	79.3%

Earnings from operations	26,206	9.2%	24,848	9.1%	60,190	20.7%
Interest expense, net	8,754	3.1%	11,055	4.0%	10,193	3.5%

Earnings before income taxes	17,452	6.1%	13,793	5.0%	49,997	17.2%
Income taxes	6,946	2.4%	5,475	2.0%	19,245	6.6%

Consolidated net earnings	10,506	3.7%	8,318	3.0%	30,752	10.6%
Less: Net earnings attributable to non-controlling interests	167	0.1%	589	0.2%	634	0.2%

Net earnings attributable to American Dental Partners	$10,339	3.6%	$7,729	2.8%	$30,118	10.3%

Income Statement Impact of Recent Acquisitions

We acquired the non-clinical assets of Christie Dental on December 1, 2009 and Cincinnati Dental on June 1, 2010. The combination of these two platform acquisitions affected our 2010 net revenue, operating expenses and margins. Pursuant to state laws, the dental hygienists and dental assistants at Christie Dental and Cincinnati Dental are employed by the affiliated practices, rather than by us. As a result, the net revenue we earn from Christie Dental and Cincinnati Dental in the form of expense reimbursement and the expenses we incur in the form of salaries and benefits are less than many of our other affiliated practices and our overall consolidated results of operations for 2010. This additionally affected our consolidated operating margins in 2010 by decreasing salaries and benefits as a percentage of net revenue and increasing our other operating expenses as a percentage of net revenue.

Net Revenue

Net revenue increased 4.1% to $285,642,000 in 2010 from $274,342,000 in 2009. Excluding Christie Dental and Cincinnati Dental, net revenue decreased 2.0%. This decrease was primarily the result of a reduction in Medicaid reimbursement rates at Arizona Tooth Doctor.

Net revenue decreased 5.8% to $274,342,000 in 2009 from $291,108,000 in 2008. Excluding net revenue earned in 2008 pursuant to our transition management services agreement with PDG, our net revenue increased 0.3%. This increase was attributable to net revenue contribution of the Christie Dental platform acquisition and the development of de novo dental facilities at Texas Tooth Doctor.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 22% of net revenue for 2010 and 2009, and 20% of net revenue for

2008. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of net revenue for 2010, 14% of net revenue for 2009 and 12% of net revenue for 2008. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue in 2010, 2009 and 2008. The termination of either of these service agreements could have a material adverse effect on our business, financial condition and results of operations.

Salaries and Benefits

Salaries and benefits expense includes costs for our personnel working at the dental facilities, dental laboratories and local and regional shared service centers. At the facility level, we employ the administrative staff and, where permitted by state law, the dental hygienists and dental assistants. We also employ the dentists at Arizona Tooth Doctor. The personnel at the local and regional shared service centers provide management support to the dental facilities.

Salaries and benefits expense as a percentage of net revenue decreased to 40.7% in 2010 from 42.8% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue was 41.8% in 2010 and 42.9% in 2009. This decrease was due to our ongoing effort to manage staffing levels and lower compensation expense for dentists at Arizona Tooth Doctor due to lower revenue.

Salaries and benefits expense as a percentage of net revenue decreased to 42.8% in 2009 from 43.7% in 2008. Excluding net revenue and salaries and benefits expense associated with PDG, the percentage of net revenue was 44.3% in 2008. The decrease from 44.3% was due to our effort to manage compensation expense and staffing levels in response to the economic downturn.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies from affiliated practice to affiliated practice and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.0% in 2010 from 14.5% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue was 14.6% in 2010 and 14.4% in 2009. This increase was primarily due to an increase in procedures performed at the affiliated dental practices that require lab fees.

Lab fees and dental supplies expense as a percentage of net revenue decreased to 14.5% in 2009 from 14.7% in 2008. Excluding net revenue and lab fees and dental supplies expense associated with PDG, the percentage of net revenue was 15.1% in 2008. The decrease from 15.1% was due to a decrease in procedures performed at the affiliated dental practices that require lab fees and, to a lesser extent, an effort to manage dental supplies expense at the affiliated dental practices.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 13.1% in 2010 from 12.5% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue was 12.8% in 2010. The increase to 12.8% was primarily due to six de novo facilities completed in 2010 for Texas Tooth Doctor.

Office occupancy expense as a percentage of net revenue increased to 12.5% in 2009 from 11.6% in 2008. Excluding net revenue and office occupancy expense associated with PDG, the percentage of net revenue was 11.9% in 2008. The increase from 11.9% was largely due to our 2009 in-market acquisitions, two de-novo facilities completed in 2009 for Texas Tooth Doctor, the Christie Dental platform acquisition, and, to a lesser degree, increased rent and related charges at certain dental facilities.

Other Operating Expenses

Other operating expenses include non-employment related insurance expense, professional fees, marketing costs and other general and administrative expenses. Other operating expenses increased as a percentage of net revenue to 9.6% in 2010 from 8.7% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue was 8.9% in 2010. The increase to 8.9% was attributable to increased insurance loss reserves associated with the annual actuarial adjustment to our insurance programs and increased professional fees and marketing costs associated with the expansion of Texas Tooth Doctor.

Other operating expenses as a percentage of net revenue increased to 8.7% in 2009 from 8.4% in 2008. Excluding net revenue and other operating expenses associated with PDG, the percentage of net revenue was 8.8% in 2008. The decrease from 8.8% was due primarily to lower professional fees and travel expenses.

General Corporate Expenses

General corporate expenses consist of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue remained consistent at 5.0% in 2010 and 2009. Excluding net revenue from Christie Dental and Cincinnati Dental, the percentage of net revenue increased to 5.3% in 2010 from 5.0% in 2009.

General corporate expense as a percentage of net revenue increased to 5.0% in 2009 from 4.2% in 2008. Excluding net revenue associated with PDG, the percentage of net revenue was 4.5% in 2008. The increase from 4.5% was due to higher incentive expense in 2009.

Stock-based compensation expense was $1,722,000, $1,603,000 and $1,978,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation

Depreciation, as a percentage of net revenue, decreased to 4.0% of net revenue in 2010 from 4.1% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue was 3.9% in 2010. The decrease was due to a favorable comparison with 2009 when we incurred approximately $294,000 of accelerated amortization of leasehold improvements associated with the anticipated closing of a dental facility.

Depreciation, as a percentage of net revenue, increased to 4.1% of net revenue in 2009 from 3.8% in 2008. Excluding net revenue and depreciation associated with PDG, the percentage of net revenue was 3.9% in 2008. The increase from 3.9% was primarily the result of approximately $294,000 of accelerated amortization of leasehold improvements associated with the anticipated closing of a dental facility.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.5% in 2010 from 3.4% in 2009. Excluding Christie Dental and Cincinnati Dental, the percentage of net revenue remained consistent at 3.4% in 2010 and 2009.

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.4% in 2009 from 3.3% in 2008. Excluding net revenue associated with PDG, the percentage of net revenue was relatively unchanged at 3.5% in 2008.

Litigation Income

On February 29, 2008, under the terms of the PDG litigation settlement agreement, we transferred the operating assets of 25 of the 31 Park Dental facilities to PDG. Pursuant to authoritative guidance for accounting for the impairment or disposal of long-lived assets, we realized a net gain of $30,763,000, which represents the fair value of the assets transferred in excess of the book value of the assets transferred, offset by net expenses of $101,000 associated with the PDG litigation.

Earnings from Operations

Earnings from operations increased to $26,206,000 in 2010 from $24,848,000 in 2009. The increase in earnings from operations was primarily due to an increase in net revenue and decrease in salaries and benefits.

Earnings from operations decreased to $24,848,000 in 2009 from $60,190,000 in 2008. Excluding PDG litigation income of $30,662,000, PDG transition management services revenue of $10,000,000 and estimated expenses to provide those services of $1,998,000, earnings from operations increased to $24,848,000 from $21,526,000. The increase was primarily due to our effort to manage compensation expense.

Interest Expense

Net interest expense decreased to $8,754,000 in 2010 from $11,055,000 in 2009. The decrease was primarily the result of reduced borrowing levels and reduced borrowing rates. Interest expense included the write-off of $615,000 and $989,000 of previously capitalized bank fees associated with the refinancing of our credit facilities in 2010 and 2009, respectively.

Net interest expense increased to $11,055,000 in 2009 from $10,193,000 in 2008. The increase in interest expense was primarily the result of the write-off of $989,000 of previously capitalized bank fees associated with the retirement of our prior credit facility, offset by reduced borrowing levels.

Income Taxes

Our effective tax rate was 39.8% for 2010, 39.7% for 2009 and 39.0% in 2008. We expect our effective tax rate in 2011 to be approximately 41.0%. The expected increase is due to our fully utilizing certain state net operating losses.

Noncontrolling Interests

Noncontrolling interests decreased to $167,000 in 2010 from $589,000 in 2009. The decrease was primarily due to a decrease in noncontrolling interests ownership and a decrease in net earnings of Arizona Tooth Doctor as a result of a reduction in Medicaid reimbursement rates.

Noncontrolling interests decreased to $589,000 in 2009 from $634,000 in 2008. The decrease was primarily due to the acquisition of a 10% ownership interest from the noncontrolling holders of one of our Minnesota subsidiaries.

Net Earnings Attributed to American Dental Partners

Net earnings attributed to American Dental Partners increased to $10,339,000 in 2010 from $7,729,000 in 2009. The increase was primarily due to an increase in net revenue and a decrease in salaries and benefits expense and interest expense.

Net earnings attributed to American Dental Partners decreased to $7,729,000 in 2009 from $30,118,000 in 2008. Excluding PDG litigation income and transition management services fee, consolidated earnings were $6,528,000 in 2008. The increase was due to lower salaries and benefits, somewhat offset by higher interest expense.

Non-GAAP Measures

We believe non-GAAP financial measures, such as adjusted net earnings and adjusted net earnings excluding service agreement amortization, are important financial measures for understanding our financial performance. Expenses related to our debt refinancing and professional fees related to our acquisitions have been presented separately and excluded from our adjusted net earnings, a non-GAAP financial measure, due to their magnitude and the fact they are not part of our ongoing operations. We record on our balance sheet definite-lived intangible assets related to service agreements and accordingly we recognize significant non-cash amortization expense. Amortization expense of intangible assets related to service agreements with the affiliated practices is presented separately and excluded from our adjusted net earnings excluding service agreement amortization, a non-GAAP financial measure, due to its magnitude and non-cash impact on our ongoing operations and because, unlike depreciation of our dental facilities, because it requires no recurring capital investment. Management does not consider adjusted net earnings excluding service agreement amortization in evaluating our financial condition or operating performance. This non-GAAP measure is provided based on a previous request from certain of our stockholders.

The primary limitation associated with our use of non-GAAP measures is that these measures may not be directly comparable to the amounts reported by other companies. We compensate for this limitation by providing the following reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measures.

	Years Ended December 31,
	2010 Non-GAAP (a)	2009 Non-GAAP (a)	2008 Non-GAAP (b)
Net earnings (as reported)	$10,339	$7,729	$30,118
Add: Write-off of expenses associated with debt refinancing, net of tax	370	596	-
Add: Expenses associated with Christie Dental acquisition, net of tax	-	338	-
Add: Expenses associated with Cincinnati Dental Services acquisition, net of tax	203	-	-
Less: Net earnings associated with the PDG litigation gain and management service agreement, net of tax	-	-	23,590

Adjusted net earnings	10,912	8,663	6,528
Add: Amortization of service agreements, net of tax	5,960	5,509	5,455

Adjusted net earnings excluding service agreement amortization	$16,872	$14,172	$11,983

Weighted average diluted shares outstanding	15,965	14,155	13,150
Diluted adjusted net earnings per share	$0.68	$0.61	$0.50

Diluted adjusted net earnings excluding service agreement amortization per share	$1.06	$1.00	$0.91

(a) Tax effect calculated using our consolidated tax rate.

(b) Tax effected for the exclusion of the litigation gain and management services earnings.

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, principally from cash flow from operations, borrowings under our senior credit facilities and the issuance of common stock.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2011 to be between $27,000,000 and $29,000,000.

Operating Activities

For the years ended December 31, 2010 and 2009, cash provided by operating activities amounted to $36,270,000 and $40,445,000, respectively. In 2010, cash provided by operating activities primarily resulted from net earnings after adjusting for non-cash items, a reduction in accounts receivable, net; an increase in accounts payable and accrued expenses offset by an increase in income taxes refundable, net; and a decrease in accrued compensation. The reduction in accounts receivable, net was due to a decrease in amounts due from the affiliated practices, which is largely affected by patient receivables at the affiliated practices. Days revenue outstanding for patient receivables decreased to 26 days as of December 31, 2010 from 28 days as of December 31, 2009 due to continued improvement in collections at the affiliated practices. The increase in accounts payable and accrued expenses was primarily attributed to timing of payments between the periods of comparison. The increase in income taxes refundable, net was due to an overpayment in the second quarter of 2010 attributed to higher estimated earnings. The decrease in accrued compensation was due to incentive compensation earned in 2009 that was disbursed in 2010. For the years ended December 31, 2009 and 2008, cash provided by operating activities amounted to $40,445,000 and $38,561,000, respectively. Excluding the impact of the transition management services agreement with PDG, cash provided by operating activities in 2008 would have been approximately $28,597,000. In 2009, cash flow from operations primarily resulted from net earnings after adding back non-cash items, a reduction in accounts receivable and an increase in accrued compensation and benefits partially offset by a decrease in accounts payable and accrued expenses. The reduction in accounts receivable, net was primarily due to a reduction in amounts due from the affiliated practices, which is largely affected by patient receivables at the affiliated practices. Days revenue outstanding for patient receivables decreased to 28 days as of December 31, 2009 from 35 days as of December 31, 2008. The decrease in days revenue outstanding for patient receivables was primarily due to enhanced account receivable information and processes associated with Improvis. The increase in accrued compensation and benefits was largely the result of minimal payments in 2009 for incentive compensation earned in 2008 and accruals in 2009 for incentive compensation earned in 2009 that was not disbursed until 2010. The decrease in accounts payable and accrued expenses was related to timing differences between the periods of comparison.

Investing Activities

For the years ended December 31, 2010 and 2009, cash used for investing activities amounted to $30,072,000 and $34,794,000, respectively. The net decrease of $4,722,000 in cash used in investing activities was primarily due to a decrease of $8,771,000 in cash used for acquisitions, net of cash acquired, offset by an increase of $2,563,000 in capital expenditures and an increase of $1,500,000 in contingent and deferred payments. The decrease in cash paid for acquisitions resulted from $18,000,000 we paid for the Cincinnati Dental platform acquisition in 2010 and $27,000,000 we paid for the Christie Dental platform acquisition in 2009. The increase in capital expenditures was primarily due to de novo expenditures associated with Texas Tooth Doctor. We completed six de novo dental facilities in 2010 as compared to two de novo dental facilities in 2009. The increase in contingent payments was due to a contingent payment of $1,800,000 in 2010 related to the merger of Greater Maryland Dental Partners and Dental Art Centers. For the years ended December 31, 2009 and 2008, cash used for investing activities amounted to $34,794,000 and $27,541,000, respectively. The net increase of $7,253,000 in cash used in investing activities was primarily due to an increase of $23,141,000 in cash used for acquisitions in 2009, net of cash acquired, offset by a decrease in 2009 of $10,138,000 for contingent and deferred payments. The increase in cash paid for acquisitions was primarily due to $27,000,000 of cash consideration paid for acquired assets in connection with the Christie Dental acquisition. The decrease in contingent payments was due to a contingent payment in 2008 related to the Metro Dentalcare acquisition of approximately $9,685,000.

Financing Activities

For the years ended December 31, 2010 and 2009, cash used by financing activities amounted to $8,207,000 and $5,470,000, respectively. Cash used for financing activities in 2010 was primarily to reduce our borrowings and to repurchase shares of our common stock. We repurchased 407,000 shares of our common stock in 2010 for $4,698,000 at an average price of $11.54 per share. In 2009, we used cash generated from operations, after cash used for investing activities, of $5,651,000 along with $29,209,000 of proceeds from the issuance of common stock from an equity offering to reduce our borrowings. For the years ended December 31, 2009 and 2008, cash used by financing activities amounted to $5,470,000 and $10,770,000, respectively. The decrease of $5,300,000 in cash used by financing activities is primarily due to $29,209,000 raised in common equity and $125,556,000 borrowed to retire prior credit facilities and payment of $5,831,000 in debt issuance costs whereas in 2008 we had cash flow from operations to pay down debt by $9,350,000.

Senior Secured Credit Agreement

In May 2010, we entered into a $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance our existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate (3.25% at December 31, 2010), the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based on our leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% to 3.75% for LIBOR borrowings. In addition, we pay a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on a leverage ratio. Pursuant to provisions of the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $10,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We are required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments in 2010 was $8,000,000, which included a $2,000,000 repayment under our prior credit facility term loan.

We must comply with financial and other covenants under our senior secured credit facility. Our senior secured credit facility required that our net worth as of December 31, 2010 be not less than $165,803,000, our maximum EBITDA leverage ratio be no more than 3.0 and our fixed charge minimum coverage be no less than 1.15. As of December 31, 2010, we were in compliance with these covenants as per covenant calculations our net worth was $194,972,000, our EBITDA leverage ratio was 2.0 and our fixed charge coverage was 1.3.

The outstanding balance with respect to the senior secured credit facility as of December 31, 2010 was $74,000,000 under the term loan and $26,250,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,512,000 at December 31, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $51,000,000 was available for borrowing under the revolving line of credit.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations as of December 31, 2010 is as follows (in thousands):

	Payments due by period
	Total	2011	2012-2013	2014-2015	Thereafter
Short-term debt and interest (1)	$161	$161	$-	$-	$-
Senior secured credit facility (2)	100,250	8,000	16,000	76,250	-
Interest rate swap (3)	1,184	-	1,184	-	-
Operating leases (4)	98,038	20,485	32,413	21,827	23,313
Contingent payments (5)	292	167	125	-	-

Total	$199,925	$28,813	$49,722	$98,077	$23,313

(1) Future payments related to our short-term debt and interest are associated with a note payable to River Road Dental that we assumed as part of our affiliation with Northland Dental Partners, PLLC.

(2) Future interest obligations related to our senior secured credit facility are payable at variable interest rates. Based on the current interest rates of 3.51% to 3.54% on the term loan, our future interest obligations are as follows: $2,498 in 2011, $4,154 in 2012-2013 and $722 in 2014. Future interest obligations related to our revolving line of credit are not determinable as interest rates are variable and do not include a required principal repayment schedule.

(3) In 2007, we hedged $20,000 of our market interest rate exposure at 5% plus a credit spread resulting in minimum expected interest payments of $1,000 in 2011 and $167 in 2012 based on current rates.

(4) Operating lease payments include amounts that are to be reimbursed to us pursuant to the terms of our service agreements with the affiliated practices. The amounts to be reimbursed by the affiliated practices are $89,353 and are due as follows: $18,382 in 2011, $29,424 in 2012-2013, $19,800 in 2014-2015 and $21,746 thereafter.

(5) In certain acquisitions, we may be obligated to make deferred or contingent payments. Typically, these payments are based upon the achievement of revenue or earnings for an agreed upon period after the acquisition. Potential future deferred or contingent payments may not exceed $167 in 2011 and $125 in 2012.

Uncertain tax positions are taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

We have no off-balance sheet arrangements requiring disclosure.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangibles assets, which are the result of acquisitions. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of acquisition involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, when necessary, input from accredited valuation consultants. At December 31, 2010, goodwill and intangible assets were $276,419,000 and represented 73% of our total assets, with goodwill and indefinite-lived intangible assets representing 35% of our intangible assets and definite-lived intangible assets related to service agreements representing 65% of our intangible assets.

At the time we enter into a transaction to acquire assets from one or more sellers, we determine whether, as a result of that transaction, we are acquiring a business. If we determine that we are acquiring a business, then we account for the transaction as a business combination. If we determine that we are not acquiring a business, then we account for the transaction as an acquisition of assets.

For transactions that qualify as business combinations, we allocate the purchase price to acquired assets and liabilities, including tangible and identifiable intangible assets, the fair value of the economic benefits assumed to be earned by the acquired dental practice management business under a service agreement with an affiliated practice and lastly goodwill, if any, in excess of the value of the identifiable tangible and intangible assets.

Acquisitions that do not qualify as business combinations do not result in the recognition of goodwill. Rather, we allocate purchase price to acquired assets and liabilities, including tangible, identifiable intangible assets, and the economic benefits assumed to be earned under the existing service agreement with the affiliated practice in which the practice was combined.

We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets and record at fair value. In determining the fair value of a service agreement recognized in connection with an acquisition, management estimates the timing, amount and value of future expected cash flows. Each service agreement has a contractual term of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

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

We tested for impairment as of October 1, 2010. Our testing included various scenarios with varying revenue, expense and capital investment assumptions. We determined there was no impairment of goodwill and indefinite lived intangible assets. Our dental benefits third-party administrator subsidiary historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, our dental benefits third-party administrator subsidiary has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2010, our dental benefits third-party administrator subsidiary experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. If the additional product offerings are not successful, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit. Carrying value of the goodwill for our dental benefits third-party administrator subsidiary is approximately $2,283,000.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, a material change could possibly occur in the future. If our actual results are not consistent with the estimates and assumptions used in our impairment analysis, we may record material impairment of our goodwill or other intangible assets.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and trade receivables of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses. At December 31, 2010, amounts due from the affiliated practices represented 87% of our accounts receivable.

The carrying amount of receivables due from the affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our business service fees are dependent on the economic viability of the affiliated practices, which is based on actual and expected future financial performance, including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts in which there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. Under the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices, and we also collect payments from patients and third-party payors on behalf of the affiliated practices. In connection with the billing and collection services provided by us, the affiliated practices appoint us as their exclusive agents. Accordingly, we act as an agent on behalf of the affiliated practices for billing and collection services, but we do not assume from the affiliated practices the risk of loss of their uncollectable accounts. As a result, we estimate the initial provision for doubtful accounts on behalf of each of the affiliated practices and accordingly their accounts receivable are recorded at their net realizable value. Our business service fee is calculated on the results of operations of the affiliated practices, and therefore our net revenue and accounts receivable are recorded at net realizable value. Each affiliated practice’s provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for the allowance for doubtful accounts are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in an adjustment to the allowance for doubtful accounts. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practice’s patient receivables would be required, which could affect the collectability of our receivables due from the affiliated practice.

Except for accounts receivable due from PDG, which we agreed to forgive pursuant to the litigation settlement agreement, to date we have not recorded any losses related to our receivables due from the affiliated practices and accordingly have not recorded any allowance for doubtful accounts. We have recorded allowance for doubtful accounts against accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses based on historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors.

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

We are subject to income tax arising from the U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

We record interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. For the year ended December 31, 2010, we recognized $79,000 of interest and penalties expense in our consolidated statement of income. For the year ended December 31, 2009, we recognized $110,000 of interest and penalties expense in our consolidated statement of income.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of authoritative guidance for stock-based compensation. We use the Black-Scholes option-pricing model, which requires certain assumptions. These assumptions include the estimated length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions and the market value of our common stock for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

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

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on our consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivative and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on our consolidated financial statements.

In August 2010, the FASB issued authoritative guidance on presentation of insurance claims and related insurance recoveries. The amendments in this guidance clarify that a health care entity may not net insurance recoveries against related claim liabilities. In addition, the amendments clarify that the amount of the claim liability must be determined without considerations of insurance recoveries. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect our consolidated financial statements.

In December, 2010, the FASB issued amendments to authoritative guidance on accounting for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The guidance will not have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% for prime borrowings and 2.00% to 3.75% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at December 31, 2010 under our variable rate senior secured credit facility and term loan, for each one percentage point change in interest rates would be approximately $802,500 per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2010 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company has excluded certain elements of the internal control over financial reporting of Cincinnati Dental, a 100% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a business combination during fiscal 2010. The excluded elements represent controls over accounts of approximately 5% of consolidated assets and is 2% of consolidated revenues for the year ended December 31, 2010. American Dental Partners of Ohio, LLC will be included in the Company’s fiscal 2011 evaluation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of American Dental Partners, Inc.,

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Dental Partners, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cincinnati Dental, a 100% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a business combination in 2010. The excluded elements represent controls over accounts of approximately 5% of consolidated assets and is 2% of consolidated net revenues for the year ended December 31, 2010.

/s/  PricewaterhouseCoopers LLP

Boston, MA

March 16, 2011

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,798	$6,807
Accounts receivable, net	19,403	20,811
Inventories	2,942	2,539
Prepaid expenses and other current assets	4,555	9,559
Prepaid/refundable income taxes	1,652	-
Deferred income taxes	3,936	3,187

Total current assets	37,286	42,903
Property and equipment, net	53,095	53,766
Non-current assets:
Goodwill	90,750	86,852
Service agreements and other intangible assets, net	185,669	180,573
Other	5,556	5,912

Total non-current assets	281,975	273,337

Total assets	$372,356	$370,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,807	$15,977
Accrued compensation and benefits	9,943	10,883
Accrued expenses	5,857	11,234
Income tax payable	-	927
Current maturities of debt	8,156	8,685

Total current liabilities	40,763	47,706
Non-current liabilities:
Long-term debt	92,250	93,506
Deferred income taxes	38,707	35,812
Other liabilities	5,202	5,666

Total non-current liabilities	136,159	134,984

Total liabilities	176,922	182,690

Noncontrolling interests	462	1,857
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,382,330 and 16,272,786 shares issued and 15,393,531 and 15,690,286 shares outstanding at December 31, 2010 and December 31, 2009, respectively	163	162
Additional paid-in capital	105,641	103,151
Treasury stock, at cost, 988,799 and 582,500 shares at December 31, 2010 and December 31, 2009, respectively.	(8,572)	(3,874)
Accumulated comprehensive income	(1,184)	(1,641)
Retained earnings	98,924	87,661

Total stockholders’ equity	194,972	185,459

Total liabilities and stockholders’ equity	$372,356	$370,006

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net revenue	$285,642	$274,342	$291,108
Operating expenses:
Salaries and benefits	116,288	117,429	127,273
Lab fees and dental supplies	42,847	39,691	42,836
Office occupancy	37,377	34,326	33,878
Other operating expense	27,295	23,739	24,539
General corporate expense	14,237	13,709	12,366
Depreciation	11,431	11,137	11,054
Amortization of intangible assets	9,961	9,463	9,634
Litigation income	-	-	(30,662)

Total operating expenses	259,436	249,494	230,918

Earnings from operations	26,206	24,848	60,190
Interest expense	8,754	11,055	10,193

Earnings before income taxes	17,452	13,793	49,997
Income taxes	6,946	5,475	19,245

Consolidated net earnings	10,506	8,318	30,752
Less: Net earnings attributable to non-controlling interests	167	589	634

Net earnings attributable to American Dental Partners, Inc.	$10,339	$7,729	$30,118

Net earnings attributable to common stockholders per common share:
Basic	$0.66	$0.55	$2.34

Diluted	$0.65	$0.55	$2.29

Weighted average common shares outstanding:
Basic	15,639	13,946	12,876

Diluted	15,965	14,155	13,150

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

(in thousands)

	Stockholder’s Equity
	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accu- mulated Other Compre- hensive Income	Total Stock- holders’ Equity	Non- controlling Interests
	Common Stock Issued	Common Stock in Treasury
Balance at December 31, 2007	13,397	(582)	$134	$68,332	$51,082	$(3,874)	$(771)	$114,903	$894
Issuance of common stock for employee stock purchase plan including tax benefit of $2	59	-	1	545	-	-	-	546	-
Issuance of common stock for exercised stock options, including tax benefit of $21	28	-	-	241	-	-	-	241	-
Stock-based compensation expense	-	-	-	1,978	-	-	-	1,978	-
Accumulated other comprehensive income	-	-	-	-	-	-	(1,288)	(1,288)	-
Investment in subsidiary	-	-	-	-	-	-	-	-	(452)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	(492)
Net earnings	-	-	-	-	30,118	-	-	30,118	634

Balance at December 31, 2008	13,484	(582)	135	71,096	81,200	(3,874)	(2,059)	146,498	584
Issuance of common stock for employee stock purchase plan including tax benefit of $0	76	-	1	444	-	-	-	445	-
Issuance of common stock for exercised stock options, including tax benefit of $28	114	-	-	810	-	-	-	810	-
Issuance of common stock for equity offering	2,599	-	26	29,183	-	-	-	29,209	-
Stock-based compensation expense	-	-	-	1,603	-	-	-	1,603	-
Accumulated other comprehensive income	-	-	-	-	-	-	418	418	-
Noncontrolling interest contributions (distributions)	-	-	-	15	-	-	-	15	(584)
Cummulative adjustment of noncontrolling interest	-	-	-	-	(1,268)	-	-	(1,268)	1,268
Net earnings	-	-	-	-	7,729	-	-	7,729	589

Balance at December 31, 2009	16,273	(582)	162	103,151	87,661	(3,874)	(1,641)	185,459	1,857
Issuance of common stock for employee stock purchase plan including tax benefit of $0	51	-	1	448	-	-	-	449	-
Issuance of common stock for exercised stock options, including tax benefit of $1	58	-	-	347	-	-	-	347	-
Income tax shortfall from stock option plans	-	-	-	(75)	-	-	-	(75)	-
Stock-based compensation expense	-	-	-	1,722	-	-	-	1,722	-
Repurchase of common stock	-	(407)	-	-	-	(4,698)	-	(4,698)	-
Accumulated other comprehensive income	-	-	-	-	-	-	457	457	-
Fair value adjustment of noncontrolling interest	-	-	-	-	924	-	-	924	(924)
Noncontrolling interest distribution	-	-	-	14	-	-	-	14	(593)
Purchase of additional interest in subsidiary	-	-	-	-	-	-	-	-	(45)
Sale of interest in subsidiary	-	-	-	34	-	-	-	34	-
Net earnings	-	-	-	-	10,339	-	-	10,339	167

Balance at December 31, 2010	16,382	(989)	$163	$105,641	$98,924	$(8,572)	$(1,184)	$194,972	$462

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Consolidated net earnings	$10,506	$8,318	$30,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,431	11,137	11,054
Stock-based compensation	1,722	1,603	1,978
Amortization of intangible assets	9,961	9,463	9,634
Other amortization and write-off of deferred financing costs	2,316	1,660	536
Deferred income tax benefit	2,071	238	12,681
Loss on disposal of property and equipment	194	13	268
Accrued litigation expense	-	-	(30,968)
Assets transferred to PDG as part of litigation settlement	-	-	9,402
Changes in assets and liabilities, net of acquisitions and affiliations and settlement of litigation:
Accounts receivable, net	1,765	5,096	(3,456)
Other current assets	(951)	(247)	(1,720)
Accounts payable and accrued expenses	1,050	(1,120)	539
Accrued compensation and benefits	(1,150)	1,236	(4,101)
Income taxes payable/refundable, net	(2,579)	1,726	661
Other, net	(66)	1,322	1,301

Net cash provided by operating activities	36,270	40,445	38,561

Cash flows from investing activities:
Cash paid for affiliation and acquisition transactions	(19,308)	(28,079)	(4,938)
Capital expenditures, net	(8,964)	(6,401)	(11,984)
Payment of affiliation costs	-	(14)	(181)
Contingent and deferred payments	(1,800)	(300)	(10,438)

Net cash used in investing activities	(30,072)	(34,794)	(27,541)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1	29,209	1
Proceeds from credit facilities	242,550	125,556	-
Repayments under revolving and term credit facilities	(244,150)	(154,806)	(9,350)
Repayments of debt	(185)	(195)	(187)
Distributions to noncontrolling interest holders	(579)	(569)	(492)
Purchase of additional interest in subsidiary	(45)	-	-
Proceeds from sale of interest in subsidiary	34	-	-
Repurchase of common stock	(4,698)	-	-
Proceeds from shares issued under employee stock purchase plan	448	444	543
Proceeds from issuance of common stock for exercise of stock options	346	694	220
Tax benefit on exercise of stock options	1	28	21
Tax benefit on disqualified dispositions	-	-	2
Payment of debt issuance costs	(1,930)	(5,831)	(1,528)

Net cash used in financing activities	(8,207)	(5,470)	(10,770)

(Decrease) Increase in cash and cash equivalents	(2,009)	181	250
Cash and cash equivalents at beginning of period	6,807	6,626	6,376

Cash and cash equivalents at end of period	$4,798	$6,807	$6,626

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,607	$9,021	$9,404

Cash paid during the period for income taxes, net	$8,059	$4,072	$5,839

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$373	$101	$151

See accompanying notes to consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services, dental facilities and support staff to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with professional corporations, professional associations or service corporations that are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting, retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing and third-party payor relations; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary. Effective April 1, 2010, the Company acquired additional interest in Arizona Tooth Doctor, which is now 94% owned by the Company. As of September 2010, pursuant to agreements with noncontrolling interest holders of Arizona Tooth Doctor, selected holders elected to purchase 1.0% of our management subsidiary affiliated with Care for Kids of Texas, PLLC, the affiliated practice at Texas Tooth Doctor for Kids, or Texas Tooth Doctor. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of a long-term service agreement with its own.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s carrying amount of accounts receivable, net, requires management to make estimates and assumptions regarding the collectability of accounts receivable in its consolidated financial statements. The Company’s acquisitions accounted for as business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company’s acquisitions that are accounted for as acquisitions of assets typically result in other intangible assets, which affect the amount of future period amortization expense. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. The Company and the affiliated practices maintain insurance coverage for various business activities. Certain of the coverages have retentions that require the Company to make estimates and assumptions regarding losses below applicable retention levels. There can be no assurance that actual results will not differ from those estimates.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

Reclassifications

Current deferred tax liabilities of $244,000 have been netted with current deferred tax assets to conform to the 2010 presentation. Non-current deferred tax assets of $3,761,000 have been netted with non-current deferred tax liabilities to conform to the 2010 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates its fair value because the interest rates for the Company’s long term debt approximate interest rates for similar types of borrowing arrangements.

Net Revenue

The Company’s net revenue includes management fees earned by the Company pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of other expenses paid by the Company on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by the Company’s dental benefits third-party administrator subsidiary, fees earned by the Company’s dental laboratories and other miscellaneous revenue.

The Company accounts for net revenue from the reimbursement of expenses on an accrual basis and recognizes these expenses when incurred. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and dental hygienists), lab fees and dental supplies, office occupancy costs of the dental facilities, depreciation related to the fixed assets at the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses.

In December 2007, the Company entered into a settlement agreement in a litigation matter with PDG, P.A. (“PDG”), the former affiliated practice at Park Dental in the Minneapolis metropolitan area. Pursuant to the settlement agreement, the Company entered into a transition management services agreement with PDG to provide transition management services for a period of nine months through September 30, 2008 for $19,000,000, which was recorded as $10,000,000 in net revenue and $9,000,000 as an offset to the litigation loss realized in 2007. The Company completed the transition management services, received the related $19,000,000 and completed the final steps in the termination of the relationship with PDG in 2008.

Inventories

Inventories consist primarily of dental supplies and are stated at the lower of cost or market, with cost being determined under the weighted average method.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets, which are 30-40 years for buildings, 3-12 years for equipment, 5-7 years for furniture and fixtures, and the remaining life of the lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures that improve and extend the life of the related assets are capitalized. Development costs incurred for computer software development or obtained for internal use are capitalized and amortized in accordance with authoritative guidance for accounting for costs of internal use software. Capitalized software costs are amortized over ten years once the software is put into use.

Goodwill and Other Intangible Assets

The Company has intangible assets, including goodwill and other identifiable intangibles assets, that are the result of acquisition transactions. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of transaction involve the use of management judgments and estimates. These estimates are based on, among other factors, reviews of projected future income, cash flows, statutory regulations and, in certain instances, input from accredited valuation consultants. At December 31, 2010, goodwill and intangible assets were $276,419,000 and represented 73% of the Company’s total assets, with goodwill and indefinite-lived intangible assets representing 35% of the Company’s intangible assets and definite-lived intangible assets related to service agreements representing 65% of the Company’s intangible assets.

To the extent any intangible asset is impaired, its carrying value will be written down to its implied fair value and a charge will be made to earnings. An impairment charge could materially and adversely affect the Company’s operating results and financial condition.

Goodwill results from the excess of the purchase price paid in an acquisition accounted for as a business combination over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The Company performs impairment assessment annually and compares the fair value to the carrying value of each reporting unit based on discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. If impairment were determined, an appropriate adjustment to goodwill to reduce the asset’s carrying value would be made. The Company has not recorded any impairment charges on goodwill as of December 31, 2010.

The Company tested goodwill and indefinite-lived intangible assets for impairment as of October 1, 2010. The testing included scenarios with various revenue, expense and capital investment assumptions. The Company determined there was no impairment of goodwill and indefinite-lived intangible assets as a result of the testing.

The Company’s dental benefits third-party administrator subsidiary historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, the Company’s dental benefits third-party administrator subsidiary has been developing additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2010, the Company’s dental benefits third-party administrator subsidiary experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. If the additional product offerings are not successful, the Company may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit. Carrying value of the goodwill for the Company’s dental benefits third-party administrator subsidiary is approximately $2,283,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

The Company’s acquisitions that are accounted for as business combinations typically involve the acquisition of a dental practice management business or management service organization. Simultaneously with the acquisition, the Company enters into a service agreement with a professional corporation or similar entity that then becomes an affiliated practice.

For transactions that are accounted for as business combinations, the Company allocates the purchase price to acquired assets and liabilities, including tangible and identifiable intangible assets, the fair value of the economic benefits assumed to be earned by the acquired dental practice management business under a service agreement with an affiliated practice and lastly goodwill, if any, in excess of the value of the identifiable tangible and intangible assets.

In asset acquisition transactions, many or all of the management processes were the responsibility of and resident with the selling dentist(s). In these transactions we did not acquire or did not maintain any of these processes. Typically, these are in-market practice acquisitions in which the dental practice become subject to an existing service agreement by merging into an existing affiliated practice and the dentist(s) becomes an employee of that existing affiliated practice.

Acquisitions that are accounted for as asset acquisitions do not result in the recognition of goodwill. Rather, the Company allocates purchase price to acquired assets and liabilities, including tangible, identifiable intangible assets and the economic benefits assumed to be earned under the existing service agreement with the affiliated practice in which the selling practice was combined.

The Company recognizes capitalized service agreement costs, which it accounts for as definite-lived intangible assets and records at fair value. In determining the fair value of a service agreement recognized in connection with an acquisition, management estimates the timing, amount and value of future expected cash flows. Each service agreement has a contractual term of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, then the related affiliated practice is required, at the Company’s option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value, and assume leases and other liabilities related to the performance of the Company’s obligations under the service agreement.

Customer relationship intangible assets associated with the acquisition of dental laboratories are amortized on a straight-line basis over 15 years. Customer relationship intangible assets associated with the platform acquisition of Arizona Tooth Doctor were amortized over five years and fully amortized as of December 31, 2010. Non-compete agreements are amortized over five years. Trade names are accounted for as indefinite-lived intangible assets and are not amortized.

The Company performs an impairment test on indefinite-lived intangible and definite-lived intangible assets when facts and circumstances exist that would suggest that the intangible assets may be impaired. The test requires comparing the undiscounted net cash flows of the asset to its carrying value. If an impairment charge was determined necessary, an appropriate adjustment to the intangible asset would be made to reduce the asset’s carrying value to its fair value. Fair value is determined by calculating the projected discounted operating net cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. The Company has not recorded any impairment charges or write-downs on definite-lived intangibles as of December 31, 2010.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

Insurance

The Company maintains various insurance coverages that the Company believes are appropriate for its business, including workers’ compensation, property, business interruption and general liabilities, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with the Company as an additional named insured.

Certain of the Company’s insurance programs are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which the Company or its captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for insured losses. The Company and its captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case-basis valuations. Amounts accrued for workers compensation insurance were $819,000 for 2010 and $994,000 for 2009. Amounts accrued for professional liability insurance were $1,959,000 for 2010 and $1,629,000 for 2009. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Fair Value Measurement

Authoritative guidance establishes a framework for measuring fair value and the related disclosure requirements. Fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Based upon authoritative guidance for fair value measurement and disclosures, accounting for leases and leasing transactions are excluded. The Company adopted the authoritative guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities, which the Company adopted as of January 1, 2009. This statement did not have a material impact on the Company’s consolidated financial statements.

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during 2010. The Company’s financial assets and liabilities are primarily composed of cash equivalents and an interest rate swap.

The authoritative guidance for fair value measurement and disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The financial assets in Level 1 are money market funds. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2010
Interest rate swap	$-	$(1,184)	$-	$(1,184)
Cash equivalents	3,463	-	-	3,463

Total	$3,463	$(1,184)	$-	$2,279

	Level 1	Level 2	Level 3	Total
December 31, 2009
Interest rate swap	$-	$(1,641)	$-	$(1,641)
Cash equivalents	4,665	-	-	4,665

Total	$4,665	$(1,641)	$-	$3,024

As of December 31, 2010, there had been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 8. As of December 31, 2010, the estimated fair value of the Company’s revolving line of credit was $24,386,000 and the estimated fair value of the term loan was $69,603,000.

Income Taxes

The Company’s annual tax rate is based on its income, statutory tax rates and available tax planning opportunities in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax position, including evaluating uncertainties in income taxes. The Company reviews its tax positions and adjusts the balances as new information becomes available.

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

The Company is subject to income tax from the U.S. federal government and multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, (“FASB”), issued authoritative guidance on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that the stock option of a distribution to stockholders that allows stockholders to elect to receive either cash or shares, with a potential limitation on the amount of cash that stockholders may elect to receive, is considered a share issuance. The guidance is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The guidance did not have an impact on the Company’s consolidated financial statements.

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

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivatives and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on the Company’s consolidated financial statements.

In August, 2010, the FASB issued authoritative guidance on the presentation of insurance claims and related insurance recoveries. The amendments in this guidance clarify that a health care entity may not net insurance recoveries against related claim liabilities. In addition, the amendments clarify that the amount of the claim liability must be determined without considerations of insurance recoveries. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect the Company’s consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(2) Summary of Significant Accounting Policies – (Continued)

In December, 2010, the FASB issued amendments to authoritative guidance on accounting for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The guidance will not have an impact on the Company’s consolidated financial statements.

(3) Accounts Receivable, net and Net revenue

Accounts receivable, net

Accounts receivable, net reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefit third-party administrator subsidiary. The following table lists receivables due from the affiliated practices and other receivables for the years ended December 31 (in thousands):

	December 31,
	2010	2009
Receivables due from affiliated practices	$16,806	$17,410
Other receivables, net	2,597	3,401

Accounts receivable, net	$19,403	$20,811

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 17% and 20% of the Company’s consolidated accounts receivable, net, for 2010 and 2009, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 18% and 17% of the Company’s consolidated accounts receivable, net, for 2010 and 2009, respectively. Accounts receivable of Arizona Tooth Doctor, included in other receivables, net, represented approximately 10% and 12% of the Company’s consolidated accounts receivable, net, for 2010 and 2009, respectively. No other receivables exceeded 10% of the Company’s consolidated accounts receivables, net, in 2010 or 2009.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(3) Accounts Receivable, net and Net revenue – (Continued)

Net revenue

Net revenue consisted of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Reimbursement of expenses:
Salaries and benefits	$83,183	$83,340	$87,500
Lab fees and dental supplies	46,755	43,174	44,790
Office occupancy expenses	33,341	30,464	29,324
Other operating expenses	23,650	20,638	19,079
Depreciation expense	9,889	9,511	8,807

Total reimbursement of expenses	196,818	187,127	189,500
Business service fees	64,874	59,976	55,971

Revenue earned under service agreements	261,692	247,103	245,471
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	23,950	27,239	45,637

Net revenue	$285,642	$274,342	$291,108

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, represented approximately 22%, 22% and 20% of the Company’s consolidated net revenue for 2010, 2009 and 2008, respectively. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., represented approximately 12%, 14% and 12% of the Company’s consolidated net revenue for 2010, 2009 and 2008, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue. Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue includes $17,697,000 of revenue earned pursuant to the transition management services agreement with PDG in 2008.

(4) Acquisitions

Business combinations are acquisitions in which the Company acquires non-clinical assets of a management service organization, or practice management business and simultaneously enters into a 40-year service agreement with the professional company or similar entity. In-market acquisitions are typically asset acquisitions in which the Company acquires non-clinical assets of a dental practice and simultaneously the seller agrees to merge the remaining clinical assets of the dental practice with a professional company or similar entity that has previously entered into a service agreement with the Company and thereby becomes subject to the existing service agreement.

During the year ended December 31, 2010, the Company completed the acquisition of the non-clinical assets of Cincinnati Dental Services, Inc. (“CDS”) and Dentco, Inc. (together with CDS, “Cincinnati Dental”), which is accounted for as a business combination, and three in-market acquisitions. The aggregate consideration paid in connection with these transactions consisted of approximately $19,333,000 in cash, net of cash acquired.

During the year ended December 31, 2009, the Company completed the acquisition of the non-clinical assets of Christie Dental Partners, Inc., (“Christie Dental”), which is accounted for as a business combination, and four in-market acquisitions. The aggregate consideration paid in connection with these transactions consisted of approximately $28,104,000 in cash, net of cash acquired.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

(4) Acquisitions – (Continued)

The 2010 and 2009 transactions were as follows:

Date	Affilated Practice	Location(s)
October 2010	Richard F. Niedziela, D.D.S.	Pewaukee, WI
September 2010	Michael J. Tabone, D.D.S.	Williamsville, NY
August 2010	Richard A. Poglistch, D.D.S., S.C.	Franklin, WI
June 2010	Cincinnati Dental Services: Drs. Faust, Jones, Kemper, Arnet, Gawrich, Huesman, Robinson & Assoc.Inc.	Cincinnati, Fairfield and Loveland, OH and Edgemont, KY
December 2009	Michael J. Perpich, D.D.S. & Jonathan C. Moren, D.D.S.	Edina, MN
December 2009	Christie Dental Practice Group, P.L.	Melbourne, Ocala and Orlando, FL
December 2009	Gina R. Davis, D.D.S., P.A.	Charlotte, NC
April 2009	Matthew E. Kutz, D.D.S.	Madison, WI
March 2009	David L. Hehli, D.D.S.	Rochester, WI

On June 1, 2010, the Company completed an acquisition of the non-clinical assets of Cincinnati Dental to establish a presence in Ohio and Kentucky. In connection with the acquisition, the Company entered into a 40-year service agreement with Pinnacle One Dental Group, Inc., the affiliated practice at Cincinnati Dental. The acquisition was funded with borrowings under the Company’s senior secured credit facility. The acquired business contributed revenue of $5,635,000 and earnings from operations of $1,158,000 to the Company during the period June 1, 2010 to December 31, 2010.

In connection with the Cincinnati Dental acquisition, the Company incurred $338,000 of acquisition costs attributable to legal and consulting services. These expenses are included in general corporate expense in the Company’s consolidated statement of income.

The Company accounted for the acquisition of Cincinnati Dental as a business combination using the acquisition method of accounting. The following table summarizes the consideration paid to acquire the non-clinical assets of Cincinnati Dental, the amounts of identified assets acquired and the liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$792
Non-current assets	8
Property and equipment	1,788
Service agreement	10,900
Trade name	1,200
Goodwill	3,898

Total assets acquired	18,586

Accrued expenses and other current liabilities	(541)
Other long term liabilities	(47)

Total liabilities assumed	(588)

Total allocation of purchase price consideration	$17,998

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(4) Acquisitions – (Continued)

In connection with the Cincinnati Dental acquisition, the Company recorded $10,900,000 of a tax-deductible intangible asset related to the service agreement with the affiliated practice and $1,200,000 of an intangible asset classified as an indefinite-lived trade name intangible asset. The intangible asset related to the service agreement is amortized over 25 years. In addition, the Company recorded tax deductible goodwill of $3,898,000. The Company believes the resulting amount of goodwill reflects the synergistic benefits expected to result from the application of the Company’s experience and resources to the operations at Cincinnati Dental, which the Company believes will lead to enhanced growth and operating margins.

On December 1, 2009, the Company completed an acquisition of the nonclinical assets of Christie Dental to establish a presence in Florida. In connection with the acquisition, the Company entered into a 40-year service agreement with CDPG, P.L., the affiliated practice at Christie Dental. The acquisition was funded with borrowings and cash on hand. The acquired business contributed revenues of $997,000 and earnings from operations of $256,000 to the Company during the period December 1, 2009 to December 31, 2009.

In connection with the Christie Dental acquisition, the Company incurred $561,000 of acquisition costs attributable to legal and consulting services. These expenses were included in general corporate expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

The following table summarizes the consideration paid to acquire Christie Dental and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$220
Property and equipment	3,866
Service agreement	11,000
Trade name	2,000
Non-compete agreements	220
Goodwill	10,730
Other non current assets	171

Total assets acquired	28,207

Accrued expenses and other current liabilities	(1,116)
Other long term liabilities	(91)

Total liabilities assumed	(1,207)

Total allocation of purchase price consideration	$27,000

In connection with the Christie Dental acquisition, the Company recorded $11,000,000 of tax-deductible intangible assets related to the service agreement with the affiliated practice, $2,000,000 of intangible assets classified as an indefinite-lived trade name intangible and $220,000 of employment non-compete agreements. The intangible assets related to the service agreement is amortized over 25 years and the intangible assets related to the employment non-compete agreements are amortized over 5 years. In addition, the Company recorded tax deductible goodwill of $10,730,000. The Company believes the resulting amount of goodwill reflects the synergistic benefits expected to result from the application of the Company’s experience and resources to the operations at Cincinnati Dental, which the Company believes will lead to enhanced growth and operating margins.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(4) Acquisitions – (Continued)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combinations with Cincinnati Dental and Christie Dental had occurred on January 1, 2009 (in thousands, except per share amounts):

	December 31,
	2010	2009
Net revenue	$291,463	$305,746
Net earnings	10,815	9,447
Net earnings per share-basic	0.69	0.68
Net earnings per share-dilutive	0.68	0.67

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cincinnati Dental and Christie Dental to reflect the additional interest, depreciation and amortization that would have been charged assuming interest had been applied on the borrowed portion of the purchase price from January 1, 2009 and fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

(5) Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Land, buildings and building improvements	$785	$783
Equipment	69,794	63,938
Furniture and fixtures	13,488	12,621
Leasehold improvements	49,240	45,576

Total property and equipment	133,307	122,918
Less accumulated depreciation	(80,212)	(69,152)

Total property and equipment, net	$53,095	$53,766

Depreciation expense was $11,431,000, $11,137,000 and $11,054,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a proprietary practice management software system, Improvis. The Company has recorded aggregate capitalized software development costs amounting to $3,105,000, which include approximately $398,000 in capitalized interest, in connection with this system as of December 31, 2010. These costs are being depreciated over ten years. Improvis currently has six separate modules, including scheduling/billing, electronic dental record, timekeeping, management dashboard, digital radiography and orthodontics. The Company began to depreciate costs associated with the scheduling/billing module in October 2005, costs associated with the timekeeping module in April 2009 and costs associated with the management dashboard module in October 2010. Depreciation expense for 2010, 2009 and 2008 was $120,000, $112,000 and $125,000, respectively. Accumulated depreciation as of December 31, 2010 was $766,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(5) Property and Equipment – (Continued)

The Company is obligated under non-cancelable operating leases for premises and equipment expiring in various years through the year 2025 and with various escalation clauses. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $26,820,000, $25,483,000 and $25,340,000, respectively, of which $24,699,000, $22,600,000 and $22,690,000 was reimbursed under service agreements.

Minimum future rental payments under non-cancelable operating leases and amounts expected to be reimbursed under service agreements as of December 31, 2010 were as follows (in thousands):

	Total Amount Due	Amounts Subject to Reimbursement Under Service Agreements	Net Amount
2011	$20,485	$(18,886)	$1,599
2012	17,216	(15,937)	1,279
2013	15,197	(14,094)	1,103
2014	12,668	(11,633)	1,035
2015	9,159	(8,553)	606
Thereafter	23,313	(21,913)	1,400

Total minimum lease payments	$98,038	$(91,016)	$7,022

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of December 31, 2010 and 2009 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$249,866	$605	$220	$-	$250,691
Accumulated amortization	(70,715)	(518)	(48)	-	(71,281)
Intangible assets not subject to amortization:
Carrying amount	-	-	-	6,259	6,259

Total identifiable intangible assets, net	$179,151	$87	$172	$6,259	$185,669

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$236,009	$605	$220	$-	$236,834
Accumulated amortization	(60,819)	(497)	(4)	-	(61,320)
Intangible assets not subject to amortization:
Carrying amount	-	-	-	5,059	5,059

Total identifiable intangible assets, net	$175,190	$108	$216	$5,059	$180,573

Intangible asset amortization expense for 2010, 2009 and 2008 was $9,961,000, $9,463,000 and $9,634,000, respectively. Annual amortization expense for each of the next five fiscal years will be approximately

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(6) Intangible Assets and Goodwill – (Continued)

$10,115,000. The amortization period for service agreements is 25 years. On March 31, 2010, Reston Dental Group, P.C., the affiliated practice at Dental Arts Center, merged with Greater Maryland Dental Partners, P.A., the affiliated practice at Greater Maryland Dental Partners. The combined entity entered into a new service agreement with the Company and adopted the name Fusion Dental. In addition, the Company recorded a $1,800,000 adjustment to service agreements related to a contingent payment obligation.

The weighted average remaining life of customer relationships is six years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets excluding indefinite-lived trade names is approximately 19 years.

The changes in the carrying amount of goodwill were as follows (in thousands):

	2010	2009
Balance as of January 1	$86,852	$76,122
Goodwill acquired during the year	3,898	10,730

Balance as of December 31	$90,750	$86,852

(7) Income Taxes

Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$4,124	$4,536	$4,734
State	923	781	1,331

Total current	5,047	5,317	6,065

Deferred:
Federal	1,502	380	11,352
State	397	(222)	1,828

Total deferred	1,899	158	13,180

Total income taxes	$6,946	$5,475	$19,245

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(7) Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Deferred revenue	$640	$600
Operating loss and other carry forwards	30	161
Stock-based compensation	3,168	2,658
Intangibles	250	3,464
Property and equipment	346	1,381
Accrued expenses and other liabilities	3,585	2,913

Total deferred tax assets	8,019	11,177

Deferred tax liabilities:
Intangibles	$(39,201)	$(39,884)
Property and equipment	(2,155)	(2,487)
Other	(291)	(209)
Software costs	(1,143)	(1,222)

Total deferred tax liabilities	(42,790)	(43,802)

Net deferred tax liabilities	$(34,771)	$(32,625)

The Company had stock option exercises in prior years resulting in tax deductions before the actual realization of the related tax benefit due to net operating losses generated in those years. Therefore, a tax benefit and a credit to additional paid-in capital for the excess deduction have not been recognized. Recognition will occur when that deduction reduces taxes payable.

Tax benefits associated with tax deductions for stock option exercises were credited to additional paid-in capital in the amounts of $14,000 and $115,000 for the years ended December 31, 2010 and 2009, respectively.

The net deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2010			2009
	Federal	State	Total	Federal	State	Total
Deferred tax assets:
Current	$3,830	$394	$4,224	$3,211	$302	$3,513
Non-current	2,515	1,280	3,795	6,239	1,426	7,665

Total deferred tax assets	6,345	1,674	8,019	9,450	1,728	11,178
Deferred tax liabilities:
Current	(245)	(44)	(289)	(178)	(28)	(206)
Non-current	(35,422)	(7,079)	(42,501)	(36,844)	(6,753)	(43,597)

Total deferred tax liabilities	(35,667)	(7,123)	(42,790)	(37,022)	(6,781)	(43,803)

Net deferred tax liabilities	$(29,322)	$(5,449)	$(34,771)	$(27,572)	$(5,053)	$(32,625)

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(7) Income Taxes – (Continued)

The Company had state net operating loss carry-forwards of $2,451,000 as of December 31, 2010, which expire at various times from 2017 through 2028.

The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2010	2009	2008
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Differential due to graduated rate	0.0	0.0	(0.2)
State taxes, net of federal benefit	4.9	2.8	4.2
Compensation expense for employee stock purchase plan	0.3	0.4	0.2
Other permanent differences	(0.4)	1.5	(0.2)

Effective income tax rate	39.8%	39.7%	39.0%

In the Company’s opinion, adequate tax liabilities have been established for all years.

The Company adopted the FASB interpretation for accounting for uncertainty on income taxes on January 1, 2009. There was no material impact on its results of operations or financial position as a result of the implementation of this FASB interpretation. The amount of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2010 was $552,000, of which $447,000 would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$543	$386	$393
Additions for tax positions during the current year	-	331	-
Reductions for tax positions of prior years for:
Settlements during the period	-	(116)	-
Lapses of applicable statute of limitations	(104)	(58)	(7)

Balance, end of year	$439	$543	$386

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes interest and penalties accrued in connection with unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties were $146,000 as of December 31, 2009 and $113,000 as of December 31, 2010.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(8)	Debt

Long-term debt obligations consisted of the following at December 31 (in thousands):

	2010	2009
Revolving line of credit advances, collateralized by substantially all assets of the Company, LIBOR-based and prime interest rates ranging from approximately 3.51% to 5.50%	$26,250	$23,850
Term loan, ranks pari passu in right of payment to all of the obligations of revolving credit facility, LIBOR-based and prime interest rate of 3.51% to 3.54%	74,000	78,000
Subordinated notes payable, bearing interest at 7%, matured 2010	-	36
Note payable to River Road Dental, collateralized by substantially all assets of a dental facility, bearing interest at 6%, maturing 2011	156	305

Total long-term debt	100,406	102,191
Less current maturities	8,156	8,685

Long-term debt, non-current portion	$92,250	$93,506

Annual maturities of long-term debt as of December 31, 2010 were as follows (in thousands):

Long-term Debt
2011	$8,156
2012	8,000
2013	8,000
2014	76,250
2015	-
Thereafter	-

Total payments	$100,406

Senior Secured Credit Facility

In May 2010, the Company entered into a $180,000,000 senior secured credit facility, comprising of a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the new senior secured credit facility were used to refinance the Company’s existing $130,000,000 senior secured credit facility. The new senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate (3.25% at December 31, 2010), the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% and 3.75% for LIBOR borrowings. In addition, the Company pays a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on a leverage ratio. Pursuant to provisions of the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $10,000,000. Borrowings are

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(8) Debt – (Continued)

limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments in 2010 was $8,000,000 which includes a $2,000,000 repayment under our prior credit facility term loan.

The Company must comply with financial and other covenants under its senior secured credit facility. The Company’s senior secured credit facility requires that its net worth as of December 31, 2010 be no less than $165,662,000, its maximum EBITDA leverage ratio be no more than 3.0 and its fixed charge minimum coverage be no less than 1.15. As of December 31, 2010, the Company was in compliance with these covenants as per covenant calculations its net worth was $194,972,000, its EBITDA leverage ratio was 2.0 and its fixed charge coverage was 1.3.

The outstanding balance with respect to the senior secured credit facility as of December 31, 2010 was $74,000,000 under the term loan and $26,250,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,512,000 at December 31, 2010, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $51,000,000 was available for borrowing under the revolving line of credit.

(9) Stockholder Litigation

On or about April 9, 2010, the United States District Court for the District of Massachusetts approved a Class Action Settlement Agreement, dated December 15, 2009, resolving allegations made against the Company and certain of the Company’s executive officers pursuant to a stockholder class action lawsuit. Pursuant to the terms of the Class Action Settlement Agreement, the insurance company that issued the Company’s Directors, Officers and Corporate Liability Insurance Policy has paid $6,000,000 into a settlement fund that will be distributed in accordance with the Court’s order, dated April 9, 2010. As a result of the settlement, the Company recorded $6,000,000 in accrued expenses to reflect the settlement and $6,000,000 in prepaid expenses and other current assets to reflect the receipt of insurance proceeds. As of December 31, 2010, the Company had no further obligation with respect to the stockholder litigation, and the Company removed the $6,000,000 from accrued expenses and prepaid expenses and other current assets.

(10) Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value per share.

Preferred stock may be issued in one or more series as determined by the Board of Directors without further stockholder approval, and the Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of such preferred stock, and to fix and determine the variations among series of preferred stock. Any new preferred stock issued would have priority over the common stock with respect to dividends and other distributions, including the distribution of assets upon liquidation and dissolution. The preferred stock may be subject to repurchase or redemption by the Company. The Board of Directors, without

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(10) Stockholders’ Equity – (Continued)

stockholder approval, could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock and the issuance of which could be used by the Board of Directors in defense of a hostile takeover of the Company. As of December 31, 2010 and 2009, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 25,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2010, 16,382,330 shares were issued and 15,393,531 shares were outstanding. As of December 31, 2009, 16,272,786 shares were issued and 15,690,286 shares were outstanding.

Treasury Stock

On June 11, 2010, the Board of Directors authorized the Company to repurchase up to $10,000,000 of its common stock in the open market, in block trades, through previously negotiated transactions or otherwise. The repurchase program has no expiration date. The Company repurchased 407,000 shares of its common stock at a cost of $4,698,000 in 2010 under the share repurchase program.

(11) Stock-based Compensation

Options granted under the Company’s Amended 2005 Equity Incentive plans, as amended, have a ten-year term and a vesting period of four years. Options granted under the Company’s Amended 2005 Directors Stock Option plans as amended, have a ten-year term and a vesting period of three years. At December 31, 2010, options for 1,558,301 shares were vested under all of the Company’s equity incentive plans. At December 31, 2010, 346,975 shares were available for future grants under the Amended 2005 Equity Incentive Plan and 60,000 shares were available for future grants under the Amended 2005 Directors Stock Option Plan. The Company issues new shares upon stock option exercises. No restricted shares have been awarded.

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

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and 1997 Employee Stock Purchase Plan (“ESPP”) of $1,722,000, $1,603,000 and $1,978,000 for the years ended December 31, 2010, 2009 and 2008, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statements of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for options grants of $527,000 and $559,000 for the years ended December 31, 2010 and 2009, respectively. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(11) Stock-based Compensation – (Continued)

December 31, 2010 was approximately $2,693,000, and the weighted average period of time over which this cost will be recognized is 1.8 years. The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2010		2009		2008
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.8%	2.6%	2.1%	3.0%	2.7%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	52%	38%	58%	50%	77%	71%
Expected life (years)	6.04	0.50	6.00	0.50	5.40	0.50
Expected forfeiture	3.0%	0.0%	4.0%	0.0%	4.0%	0.0%
Weighted average fair value of options/ purchase rights granted during the year	$6.88	$1.40	$3.81	$1.33	$6.31	$1.95

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises.

Expected life of the Company’s ESPP purchase rights reflects the length of each plan period (six months) at the end of which shares are purchased. The Company estimates forfeitures based on historical experience.

The following table summarizes the stock option transactions during the year ended December 31, 2010:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,989	$10.25	-	-
Granted	365	13.17	-	-
Exercised	(59)	5.89	-	-
Forfeited or expired	(43)	18.73	-	-

Outstanding at December 31, 2010	2,252	$10.67	5.31	$8,587

Vested and unvested expected to vest as of December 31, 2010	2,218	$10.67	5.26	$8,506

Exercisable as of December 31, 2010	1,558	$10.40	3.90	$6,693

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2010, 2009 and 2008 are provided in the following table (in thousands):

	2010	2009	2008
Proceeds from stock options exercised	$346	$694	$220
Tax benefit related to stock options exercised	$1	$28	$21
Intrinsic value of stock options exercised	$355	$586	$88
Fair value of awards vested	$1,451	$1,540	$1,734

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(11) Stock-based Compensation – (Continued)

Summaries of the Company’s stock-based compensation plans as of December 31, 2010 are as follows:

Amended 2005 Equity Incentive Plan

The Company’s Amended 2005 Equity Incentive Plan, as amended (the “2005 Equity Plan”), provides for the grant of stock options, restricted stock, performance shares and deferred shares to key employees. The 2005 Equity Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The exercise price of the options can be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 2005 Equity Plan vest over four years and expire ten years after the date of grant. At December 31, 2010, 1,150,000 shares were authorized under the 2005 Equity Plan, with 346,975 shares reserved for issuance and options for 1,008,475 shares outstanding. As part of the approval of the 2005 Equity Plan, no further stock options will be granted by the Company under the Amended and Restated 1996 Stock Option Plan, and the 1999 Restricted Stock Plan has been terminated.

Amended 2005 Directors Stock Option Plan

The Company’s Amended 2005 Directors Stock Option Plan, as amended (the “2005 Directors Plan”), provides for the granting of options to non-employee directors. Only non-qualified options may be granted pursuant to the 2005 Directors Plan. The exercise price of the options can be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 2005 Directors Plan vest over three years and expire ten years after the date of grant. At December 31, 2010, 175,000 shares were authorized under the 2005 Directors Plan, with 60,000 shares reserved for issuance and options for 190,000 shares outstanding. As part of the approval of the 2005 Directors Plan, no further stock options will be granted under the Amended and Restated 1996 Directors Stock Option Plan.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”), provides for the grant of stock options to key employees. The 1996 Plan permits the granting of options that qualify as incentive stock options and non-qualified options. The exercise price of these options is no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 1996 Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2010, 2,359,869 shares were authorized under the 1996 Plan, with no shares reserved for issuance and options for 902,695 shares were outstanding. No further options will be granted under the 1996 Plan.

1996 Time Accelerated Restricted Stock Option Plan

The Company’s 1996 Time Accelerated Restricted Stock Option Plan, as amended (the “TARSOP Plan”), provides for the grant of stock options to key employees. Only non-qualified options may be granted pursuant to the TARSOP Plan. The exercise price of the options may be no less than the fair market value of the common stock at the time of grant. Options granted under this plan vest at the end of nine years, subject to accelerated vesting based on achievement of certain performance measures, and generally expire after nine and a half years. In February 2003, the Company’s Board of Directors approved an amendment to prohibit future grants under the TARSOP Plan, except for options for 14,054 shares that were granted in July 2003 in connection with the Company’s one-time stock option exchange program. At December 31, 2010, options for 14,054 shares were

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(11) Stock-based Compensation – (Continued)

outstanding under this plan. All outstanding options became exercisable at the completion of the Company’s initial public offering, except for the options granted in July 2003 in connection with the Company’s one-time stock option exchange program. The TARSOP Plan expired on January 11, 2006.

1996 Directors Stock Option Plan

The Company’s 1996 Directors Stock Option Plan, as amended (the “1996 Directors Plan”), provides for the granting of options to outside directors. Only non-qualified options may be granted pursuant to the 1996 Directors Plan. The exercise price of the options may be no less than the fair market value of the common stock at the time of grant. Options granted pursuant to the 1996 Directors Plan generally vest over four years and expire ten years after the date of grant. At December 31, 2010, 577,500 shares were authorized under the 1996 Directors Plan, with no shares reserved for issuance and options for 136,800 shares outstanding. No further options will be granted under the 1996 Directors Plan.

1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan, as amended (the “ESPP”), enables eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months’ duration. The purchase price of common stock under the ESPP is 85% of the lesser of the value of the common stock at the beginning or the end of the option period. Prior to each option period, participants may elect to have from 2% to 10% of their compensation withheld and applied to the purchase of shares at the end of the option period. The ESPP imposes a maximum of $10,000 on the amount that may be withheld from any participant in any option period. A total of 800,000 shares of common stock has been reserved for issuance under the ESPP, of which 574,486 shares have been issued through 2010 and 20,560 shares were committed for issuance as of December 31, 2010.

Stock Option Activity

A summary of stock option activity under all the Company’s stock option plans for the years ended December 31, 2010, 2009 and 2008 follows:

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,989,380	$10.25	1,815,675	$10.78	1,827,992	$11.05
Granted	365,000	13.17	342,800	6.87	103,900	9.78
Exercised	(58,831)	5.89	(113,831)	6.11	(27,873)	7.90
Cancelled	(43,525)	18.73	(55,264)	15.64	(88,344)	16.11

Outstanding at end of year	2,252,024	$10.67	1,989,380	$10.25	1,815,675	$10.78

Exercisable at end of year	1,558,301	$10.40	1,415,465	$10.02	1,366,307	$8.90

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(11) Stock-based Compensation – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
4.59 - 6.50	423,059	2.15	$5.82	423,059	$5.82
6.51 - 7.00	603,800	5.47	6.60	377,865	6.64
7.01 - 15.64	832,825	6.84	12.19	408,599	11.60
15.65 - 26.02	392,340	5.25	18.98	348,778	18.61

	2,252,024	5.31	$10.68	1,558,301	$10.40

(12) Employee Retirement Benefit Plans

The Company has a Savings and Retirement Plan (“401(k) Plan”), adopted October 1, 1996, which is the Company’s principal defined contribution retirement plan. The plan provides for a match of up to 50% of the first 6% of a participant’s eligible compensation, subject to IRS maximums/minimums. Total plan expense for the years ended December 31, 2010, 2009 and 2008 was $1,599,000, $1,562,000 and $1,701,000, respectively.

(13) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2010	2009	2008
Basic Earnings Per Share:
Net earnings available to common stockholders	$10,339	$7,729	$30,118

Weighted average common shares outstanding	15,639	13,946	12,876

Net earnings per share	$0.66	$0.55	$2.34

Diluted Earnings Per Share:
Net earnings available to common stockholders	$10,339	$7,729	$30,118

Weighted average common shares outstanding	15,639	13,946	12,876
Add: Dilutive effect of options (1)	326	209	274

Weighted average common shares as adjusted	15,965	14,155	13,150

Net earnings per share	$0.65	$0.55	$2.29

(1) 484,844, 489,651 and 793,662 options were excluded from the compensation of diluted net earnings per share for the twelve months ended December 31, 2010, 2009 and 2008, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(14) Selected Quarterly Operating Results (unaudited)

The following table sets forth quarterly summary results of operations for the Company for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net revenue	$71,854	$72,366	$71,116	$70,306
Operating expenses	65,240	64,407	65,043	64,746
Earnings from operations	6,614	7,959	6,073	5,560
Earnings before income taxes	3,962	5,233	4,363	3,894
Income taxes	1,550	2,082	1,605	1,709
Net earnings attributable to non-controlling interests	67	39	43	18
Net earnings attributable to American Dental Partners, Inc.	$2,345	$3,112	$2,715	$2,167
Net earnings attributable to common stockholders per common share (1):
Basic	$0.15	$0.20	$0.17	$0.14
Diluted	$0.15	$0.19	$0.17	$0.14
Weighted average common shares outstanding:
Basic	15,714	15,728	15,695	15,422
Diluted	16,054	16,056	15,991	15,754

2009
Net revenue	$69,385	$70,378	$67,986	$66,593
Operating expenses	63,436	62,924	62,313	60,820
Earnings from operations	5,949	7,454	5,673	5,773
Earnings before income taxes	2,579	5,267	2,746	3,202
Income taxes	1,021	2,091	1,091	1,272
Net earnings attributable to non-controlling interests	137	164	223	65
Net earnings attributable to American Dental Partners, Inc.	$1,421	$3,012	$1,432	$1,865
Net earnings attributable to common stockholders per common share (1):
Basic	$0.11	$0.23	$0.10	$0.12
Diluted	$0.11	$0.23	$0.10	$0.12
Weighted average common shares outstanding:
Basic	12,935	12,949	14,186	15,682
Diluted	12,994	13,099	14,521	16,009

(1) The sum of the quarterly earnings per share may not equal the full-year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(15) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of December 31, 2010 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ending December 31, 2010 and December 31, 2009 is set forth below (in thousands):

	December 30, 2010	December 30, 2009	Balance Sheet Location
Interest Rate Swap (a)	$1,184	$1,641	Other non-current liabilities

The impact on OCI from the interest rate swap for the periods ended December 31, 2010 and December 31, 2009 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2010	2009
Interest Rate Swap (a)	$457	$418

(a) Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended December 31, 2010 and concluded that the interest rate swap was effective.

(16) Subsequent events

The Company has determined that there were no subsequent events to disclose or recognize in these audited consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective at that reasonable assurance level.

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

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to American Dental Partners, Inc., 401 Edgewater Place, Suite 430, Wakefield, MA 01880, Attention: Corporate Secretary. Our Code of Business Conduct and Ethics is also available in the Investors section of our website at www.amdpi.com. Information relating to our executive officers is included under the caption “Executive Officers and Senior Management of the Registrant” in Part I of this Report.

The information set forth under the captions “Elections of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information set forth under the caption “Executive Compensation” in our proxy statement in connection with our 2011 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Equity Compensation Plan Information” in our proxy statement is incorporated in this annual report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors” and “Compensation Committee Interlocks” in our proxy statement in connection with our 2011 Annual Meeting of Stockholders is incorporated in this annual report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Ratification of Independent Public Accountant – Independent Accountant Fees” and “Audit Committee Report” in our proxy statement in connection with our 2011 Annual Meeting of Stockholders is incorporated in this annual report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements (see Item 8)

(a)(2)	Financial Statement Schedules
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
The exhibits that are filed with this Annual Report on Form 10-K or are incorporated in this annual report by reference are set forth in the Exhibit Index that appears beginning at page 74.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wakefield, Commonwealth of Massachusetts, on the 16th day of March, 2011.

AMERICAN DENTAL PARTNERS, INC.

By:	/S/ GREGORY A. SERRAO
Gregory A. Serrao Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GREGORY A. SERRAO Gregory A. Serrao	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 16, 2011

/S/ BREHT T. FEIGH Breht T. Feigh	Executive Vice President – Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2011

/S/ MARK W. VARGO Mark W. Vargo	Vice President – Chief Accounting Officer (principal accounting officer)	March 16, 2011

/S/ FAY DONOHUE Fay Donohue	Director	March 16, 2011

/S/ DR. ROBERT E. HUNTER Dr. Robert E. Hunter	Director	March 16, 2011

/S/ GERARD M. MOUFFLET Gerard M. Moufflet	Director	March 16, 2011

/S/ DR. LONNIE H. NORRIS Dr. Lonnie H. Norris	Director	March 16, 2011

/S/ DERRIL W. REEVES Derril W. Reeves	Director	March 16, 2011

/S/ STEVEN J. SEMMELMAYER Steven J. Semmelmayer	Director	March 16, 2011

/S/ DAVID E. MILBRATH, D.D.S. David E. Milbrath, D.D.S.	Director	March 16, 2011

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	December 31, 1997	333-39981
3.2	Amended and Restated By-laws of the Registrant		S-1	November 12, 1997	333-39981
3.3	Amendment to Article 5 of the Amended and Restated By-laws of the Registrant		8-K	October 30, 2007	000-23363
4	Specimen Certificate representing the Registrant’s Common Stock		S-1/A	December 31, 1997	333-39981
10.1*	Amended and Restated 1996 Stock Option Plan		S-1	November 12, 1997	333-39981
10.2*	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan		S-1/A	March 23, 1998	333-39981
10.3*	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan		10-K	March 9, 1999	000-23363
10.4*	Amendment No. 3 to Amended and Restated 1996 Stock Option Plan		10-K	March 9, 1999	000-23363
10.5*	Amendment No. 4 to Amended and Restated 1996 Stock Option Plan		10-K	March 16, 2000	000-23363
10.6*	Amendment No. 5 to Amended and Restated 1996 Stock Option Plan		10-Q	November 13, 2001	000-23363
10.7*	Amendment No. 6 to Amended and Restated 1996 Stock Option Plan		10-Q	August 13, 2002	000-23363
10.8*	Amendment No. 7 to Amended and Restated 1996 Stock Option Plan		10-Q	August 11, 2004	000-23363
10.9*	1996 Time Accelerated Restricted Stock Option Plan, including Amendment No. 1		S-1	November 12, 1997	333-39981
10.10*	Amendment No. 2 to 1996 Time Accelerated Restricted Stock Option Plan		10-Q	May 15, 2003	000-23363
10.11*	Amended and Restated 1996 Directors Stock Option Plan, including Amendment No. 1		S-1	November 12, 1997	333-39981
10.12*	Amendment No. 2 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 9, 1999	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number

10.13*	Amendment No. 3 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 9, 1999	000-23363

10.14*	Amendment No. 4 to Amended and Restated 1996 Directors Stock Option Plan		10-K	March 16, 2000	000-23363

10.15*	Amendment No. 5 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	August 13, 2002	000-23363

10.16*	Amendment No. 6 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	May 15, 2003	000-23363

10.17*	Amendment No. 7 to Amended and Restated 1996 Directors Stock Option Plan		10-Q	May 13, 2004	000-23363

10.18*	1997 Employee Stock Purchase Plan		S-8	April 21, 1998	333-50605

10.19*	Amendment No. 1 to 1997 Employee Stock Purchase Plan		S-8	April 21, 1998	333-50605

10.20*	Amendment No. 2 to 1997 Employee Stock Purchase Plan		S-8	April 11, 2000	333-34522

10.21*	Amendment No. 3 to 1997 Employee Stock Purchase Plan		10-K	March 12, 2010	000-23363

10.22*	Amendment No. 4 to 1997 Employee Stock Purchase Plan		10-Q	August 11, 2004	000-23363

10.23*	Amendment No. 5 to 1997 Employee Stock Purchase Plan		10-Q	May 11, 2009	000-23363

10.24*	Amendment No. 6 to 1997 Employee Stock Purchase Plan		10-Q	May 11, 2009	000-23363

10.25*	1999 Restricted Stock Plan		10-Q	November 12, 1999	000-23363

10.26*	Amendment No. 1 to 1999 Restricted Stock Plan		10-Q	November 13, 2001	000-23363

10.27*	Amendment No. 2 to 1999 Restricted Stock Plan		10-Q	August 11, 2004	000-23363

10.28*	Amended 2005 Equity Incentive Plan		8-K	July 18, 2005	000-23363

10.29*	Amendment to Amended 2005 Equity Incentive Plan		10-K	March 12, 2010	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
10.30*	Nonqualified Stock Option Agreement for Amended 2005 Equity Incentive Plan		8-K	July 18, 2005	000-23363

10.31*	Amended 2005 Directors Stock Option Plan		8-K	July 18, 2005	000-23363

10.32*	Amendment to Amended 2005 Directors Stock Option Plan		10-K	March 12, 2010	000-23363

10.33*	Nonqualified Stock Option Agreement for Amended 2005 Directors Stock Option Plan		8-K	July 18, 2005	000-23363

10.34*	Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001 between the Registrant and Gregory A. Serrao		10-K	March 23, 2001	000-23363

10.35*	First Amendment dated January 1, 2009 to Amended and Restated Employment and Non-Competition Agreement dated January 2, 2001 between the Registrant and Gregory A. Serrao		10-K	March 16, 2009	000-23363

10.36*	Written Description of the Company’s Executive Bonus Plan		8-K	April 15, 2009	000-23363

10.37*	Written Description of the Company’s Executive Bonus Plan		8-K	April 8, 2010	000-23363
10.38	Senior Secured Credit Facility among American Dental Partners, Inc., as Borrower; the Lending Institutions Named Therein, as Lenders; and Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer and Swing Line Lender; Banc of America Securities LLC, RBS Securities Inc. and KeyBank National Association, as Co-Lead Arrangers and Co-Book Managers; Wells Fargo Bank, National Association and TD Securities (USA) LLC, as Co-Documentation Agents; and RBS Citizens, N.A. and KeyBank National Association, as Co-Syndication Agents		10-Q	August 5, 2010	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number

10.39	Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Smileage Dental Care, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.40	Amendment No. 1 dated October 1, 2000 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.41	Amendment No. 2 dated January 1, 2001 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, Inc. (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363
10.42	Amendment No. 3 dated July 1, 2003 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363

10.43	Amendment No. 4 dated January 1, 2005 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 10, 2006	000-23363

10.44	Amendment No. 5 dated January 1, 2006 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	May 9, 2006	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number

10.45	Amendment No. 6 dated June 1, 2006 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	August 9, 2006	000-23363

10.46	Amendment No. 7 dated January 1, 2007 to Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-Q	May 9, 2007	000-23363

10.47	Amended Exhibit A-1 to Amended and Restated Service Agreement dated January 1, 1999 between Wisconsin Dental Group, S.C. and Northpark Dental Group, LLC (predecessor to American Dental Partners of Wisconsin, LLC)		10-K	March 14, 2005	000-23363
10.48	Business Associate Addendum dated March 9, 2010 between Wisconsin Dental Group, S.C. and American Dental Partners of Wisconsin, LLC		10-K	March 12, 2010	000-23363

10.49	Second Amended and Restated Service Agreement dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC		10-K	March 12, 2010	000-23363

10.50	Business Associate Addendum dated effective January 1, 2010 among Northland Dental Partners, PLLC, Family Periodontic Specialists, P.L.C., Family Oral Surgery Specialists, PLC, Family Endodontic Specialists, PLC, and American Dental Partners of Minnesota, LLC		10-K	March 12, 2010	000-23363

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number

10.51	Definitive Settlement Agreement dated February 29, 2008 among American Dental Partners, Inc., PDHC, LTD., Northland Dental Partners, PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A.		8-K	March 5, 2008	000-23363

10.52	Mutual Release of Claims dated February 29, 2008 by and among American Dental Partners, Inc., PDHC, Ltd., Northland Dental Partners, PLLC, fka James Ludke, D.D.S., PLLC, PDG, P.A., and Dental Specialists of Minnesota, P.A.		8-K	March 5, 2008	000-23363

21	Subsidiaries of the Registrant	X

23	Consent of PricewaterhouseCoopers LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X