Form 10-Q
period 2011-03-31
AMERICAN DENTAL PARTNERS INC
filed 2011-05-10
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 15,427,329.

AMERICAN DENTAL PARTNERS, INC.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,529	$4,798
Short-term investments	1,844	—
Accounts receivable, net	20,671	19,403
Inventories	2,849	2,942
Prepaid expenses and other current assets	4,183	4,555
Prepaid/refundable income taxes	822	1,652
Deferred income taxes	3,914	3,936

Total current assets	39,812	37,286

Property and equipment, net	53,668	53,095

Non-current assets:
Goodwill	90,750	90,750
Service agreements and other intangible assets, net	183,129	185,669
Other	5,163	5,556

Total non-current assets	279,042	281,975

Total assets	$372,522	$372,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,833	$16,807
Accrued compensation and benefits	9,410	9,943
Accrued expenses	7,014	5,857
Current maturities of debt	8,117	8,156

Total current liabilities	44,374	40,763

Non-current liabilities:
Long-term debt	83,500	92,250
Deferred income taxes	40,333	38,707
Other liabilities	4,152	5,202

Total non-current liabilities	127,985	136,159

Total liabilities	172,359	176,922

Noncontrolling interests	495	462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,416,128 and 16,382,330 shares issued; 15,427,329 and 15,393,531 shares outstanding at March 31, 2011 and December 31, 2010, respectively	163	163
Additional paid-in capital	106,312	105,641
Treasury stock, at cost (988,799 shares)	(8,572)	(8,572)
Accumulated comprehensive income	(963)	(1,184)
Retained earnings	102,728	98,924

Total stockholders’ equity	199,668	194,972

Total liabilities and stockholders’ equity	$372,522	$372,356

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$74,822	$71,854
Operating expenses:
Salaries and benefits	29,248	29,602
Lab fees and dental supplies	11,579	11,068
Office occupancy	9,474	9,125
Other operating expense	7,320	6,547
General corporate expense	3,789	3,647
Depreciation	2,865	2,845
Amortization of intangible assets	2,540	2,406

Total operating expenses	66,815	65,240

Earnings from operations	8,007	6,614
Interest expense	1,583	2,652

Earnings before income taxes	6,424	3,962
Income taxes	2,587	1,550

Consolidated net earnings	3,837	2,412
Less: Net earnings attributable to non-controlling interests	39	67

Net earnings attributable to American Dental Partners, Inc.	$3,798	$2,345

Net earnings attributable to common stockholders per common share:
Basic	$0.25	$0.15

Diluted	$0.24	$0.15

Weighted average common shares outstanding:
Basic	15,415	15,714

Diluted	15,756	16,054

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholders’ Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests
Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan	29	—	—	219	—	—	—	219	—
Issuance of common stock for exercised stock options	9	—	—	49	—	—	—	49	—
Issuance of common stock for equity offering	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	391	—	—	—	391	—
Accumulated other comprehensive income	—	—	—	—	—	—	14	14	—
Cumulative fair value adjustment of noncontrolling interests	—	—	—	—	(83)	—	—	(83)	83
Net earnings	—	—	—	—	2,345	—	—	2,345	67

Balance at March 31, 2010	16,311	(582)	$162	$103,810	$89,923	$(3,874)	$(1,627)	$188,394	$2,007

Balance at December 31, 2010	16,382	(989)	$163	$105,641	$98,924	$(8,572)	$(1,184)	$194,972	$462
Issuance of common stock for employee stock purchase plan	21	—	—	211	—	—	—	211	—
Issuance of common stock for exercised stock options, including tax benefit of $3	13	—	—	72	—	—	—	72	—
Stock-based compensation expense	—	—	—	388	—	—	—	388	—
Unrealized loss on available for-sale securities	—	—	—	—	—	—	(3)	(3)	—
Accumulated other comprehensive income	—	—	—	—	—	—	224	224	—
Fair value adjustment of noncontrolling interest	—	—	—	—	6	—	—	6	(6)
Net earnings	—	—	—	—	3,798	—	—	3,798	39

Balance at March 31, 2011	16,416	(989)	$163	$106,312	$102,728	$(8,572)	$(963)	$199,668	$495

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net earnings	$3,837	$2,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,865	2,845
Stock-based compensation	388	391
Amortization of intangible assets	2,540	2,406
Other amortization	385	510
Deferred income tax benefit	1,648	(41)
Amortization of premium on available-for-sale securities	8	—
Loss on disposal of property and equipment	—	6
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	(1,268)	(421)
Other current assets	379	111
Accounts payable and accrued expenses	3,269	251
Accrued compensation and benefits	(533)	(1,002)
Income taxes payable/refundable, net	830	301
Other, net	(811)	(70)

Net cash provided by operating activities	13,537	7,699

Cash flows from investing activities:
Cash paid for acquisitions	(150)	—
Capital expenditures, net	(2,376)	(1,001)
Purchase of available-for-sale securities	(1,774)	—

Net cash used in investing activities	(4,300)	(1,001)

Cash flows from financing activities:
Proceeds from credit facilities	23,350	34,300
Repayments under revolving and term credit facilities	(32,100)	(39,600)
Repayments of debt	(39)	(37)
Proceeds from shares issued under employee stock purchase plan	211	219
Proceeds from issuance of common stock for exercise of stock options	69	49
Tax benefit on exercise of stock options	3	—

Net cash used in financing activities	(8,506)	(5,069)

Increase in cash and cash equivalents	731	1,629
Cash and cash equivalents at beginning of period	4,798	6,807

Cash and cash equivalents at end of period	$5,529	$8,436

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,219	$2,150

Cash paid during the period for income taxes, net	$242	$1,384

Non-cash investing activities:
Capital expenditures and intangibles accrued for, not paid	$280	$2,066

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

American Dental Partners, Inc. (the “Company”) is a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. The Company customarily acquires selected assets of the dental practices with which it affiliates and enters into long-term service agreements with those dental practices, which are organized as professional corporations, professional associations or service corporations and are not owned by the Company. The Company is responsible for providing all services necessary for the administration of the non-clinical aspects of the dental operations, while the affiliated practices are responsible for providing dental care to patients. Services provided to the affiliated practices include providing assistance with organizational planning and development; recruiting; retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and practice technology; marketing; payor contracting; and financial planning, reporting and analysis. The Company operates in one segment.

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary, which is owned 94% by the Company and its CFK of Texas, LLC subsidiary, which is owned 99% by the Company. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of those service agreements.

The accompanying interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and the notes to these statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of financial position and results of operations, have been reflected in these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(4) Recent Acquisitions

During the first quarter of 2011, the Company completed two in-market acquisitions of dental facilities. Cash paid in connection with these in-market acquisitions amounted to $150,000.

(5) Intangible Assets and Goodwill

Intangible assets consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of March 31, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$249,866	$605	$220	$—	$250,691
Accumulated amortization	(73,241)	(521)	(59)	—	(73,821)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$176,625	$84	$161	$6,259	$183,129

As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$249,866	$605	$220	$—	$250,691
Accumulated amortization	(70,715)	(518)	(48)	—	(71,281)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$179,151	$87	$172	$6,259	$185,669

Intangible asset amortization expense for the three months ended March 31, 2011 and 2010 was $2,540,000 and $2,406,000, respectively. Excluding any future acquisitions, annual amortization expense for each of the next five fiscal years will be approximately $10,115,000. The amortization period for service agreements is 25 years. The weighted average amortization period for customer relationships is six years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets, excluding indefinite-lived trade names, is approximately 19 years.

There was no change in the carrying amount of goodwill during the first three months of 2011 (in thousands):

2011

Balance as of January 1	$90,750

Goodwill acquired	—

Balance as of March 31	$90,750

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(6) Stock-based Compensation

Options granted under the Company’s Amended 2005 Equity Incentive Plan, as amended, have a ten-year term and a vesting period of four years. Performance shares granted to date under the Company’s Amended 2005 Equity Incentive Plan have a vesting period of three years based upon achievement of specific annual financial performance goals. The performance shares are subject to restrictions on transfer for an additional one-year period following the performance period. Options granted under the Company’s Amended 2005 Directors Stock Option Plan, as amended, have a ten-year term and a vesting period of three years. At March 31, 2011, options for 1,774,088 shares were vested under all of the Company’s equity incentive plans. At March 31, 2011, 21,950 shares were available for future grants under the Amended 2005 Equity Incentive Plan and no shares were available for future grants under the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan, as amended (“ESPP”). A total of 595,046 shares have been purchased under the ESPP since inception of the plan and 204,954 shares were available for purchase as of March 31, 2011. The Company issues new shares for ESPP purchases.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $388,000 and $391,000 during the three months ended March 31, 2011 and 2010, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $141,000 and $122,000 during the three months ended March 31, 2011 and 2010, respectively. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of March 31, 2011 was approximately $2,328,000, and the weighted average period of time over which this cost will be recognized is 1.6 years. The fair value for these options and employee stock purchase rights granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first three months of 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.48%	2.29%	2.75%	3.01%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51.26%	28.69%	52.35%	41.08%
Expected life (years)	6.1 years	0.5 years	6.0 years	0.5 years
Expected forfeiture	3%	0%	3%	0%
Weighted average fair value of options / purchase rights granted during the quarter	$6.59	$1.16	$6.88	$1.57

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes stock option transactions during the first three months of 2011:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	2,252	$10.67	—	—
Granted	396	12.85	—	—
Exercised	(13)	5.49	—	—
Forfeited or expired	(11)	10.43	—	—

Outstanding at March 31, 2011	2,624	$11.03	5.71	$7,918

Vested and unvested expected to vest at March 31, 2011	2,507	$10.97	5.64	$7,858

Exercisable at March 31, 2011	1,774	$10.62	4.23	$6,792

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of 2011 and 2010 are provided in the following table (in thousands):

	2011	2010

Proceeds from stock options exercised	$72	$49
Intrinsic value of stock options exercised	$100	$72

(7) Accounts Receivable, Net and Net Revenue

Accounts Receivable, Net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator subsidiary. The following table lists receivables due from the affiliated practices and other receivables as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Receivables due from affiliated practices	$16,540	$16,806
Other receivables, net	4,131	2,597

Accounts receivable, net	$20,671	$19,403

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 13% and 18% of the Company’s consolidated accounts receivable, net, as of March 31, 2011 and December 31, 2010, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 20% and 21% of the Company’s consolidated accounts receivable, net, as of March 31, 2011 and December 31, 2010, respectively. Accounts receivable of Arizona Tooth Doctor included in other receivable, net, represented approximately 11% and 13% of the Company’s consolidated accounts receivable, net, as of March 31, 2011 and December 31, 2010, respectively. No other receivables exceeded 10% of the Company’s consolidated accounts receivable, net, in the first three months of 2011 or 2010.

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

Net revenue consisted of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Reimbursement of expenses:
Salaries and benefits	$21,493	$20,820
Lab fees and dental supplies	12,789	12,015
Office occupancy expenses	8,592	8,121
Other operating expenses	6,315	5,661
Depreciation expense	2,491	2,425

Total reimbursement of expenses	51,680	49,042
Business service fees	17,756	16,460

Revenue earned under service agreements	69,436	65,502
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	5,386	6,352

Net revenue	$74,822	$71,854

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of the Company’s consolidated net revenue for the three months ended March 31, 2011 and 2010. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% and 13% of the Company’s consolidated net revenue for the three months ended March 31, 2011 and 2010, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue for the three months ended March 31, 2011 and 2010.

(8) Debt

In May 2010, the Company entered into a $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under the senior secured credit facility were used to refinance the Company’s prior $130,000,000 senior secured credit facility. The senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate (3.25% as of March 31, 2011), the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% to 3.75% for LIBOR borrowings. In addition, the Company pays a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on its leverage ratio.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Pursuant to the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $10,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments in 2011 is scheduled to be $12,289,000, which includes $8,000,000 for the quarterly payments and paid an additional $4,289,000 based on an excess cash flow formula included in the credit agreement for the year ended December 31, 2010.

The Company must comply with financial and other covenants under its senior secured credit facility. The Company’s senior secured credit facility required that its net worth as of March 31, 2011 be no less than $167,551,000, its maximum EBITDA leverage ratio be no more than 3.0 and its fixed charge minimum coverage be no less than 1.15. As of March 31, 2011, the Company was in compliance with these covenants as per covenant calculations its net worth was $199,668,000, its EBITDA leverage ratio was 1.8 and its fixed charge coverage was 1.18.

The outstanding balance with respect to the senior secured credit facility as of March 31, 2011 was $72,000,000 under the term loan and $19,500,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,512,291 at March 31, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $61,134,000 was available for borrowing under the revolving line of credit.

(9) Litigation

On March 17, 2011, Dental Associates, P.C., the affiliated practice at Redwood Dental Group, filed a lawsuit against the Company and its subsidiary, American Dental Partners of Michigan, LLC, in the Wayne County Circuit Court in Michigan, Case No. 11-003213-CK. On April 15, 2011, the Company filed all necessary papers to remove the lawsuit to the United States District Court for the Eastern District of Michigan, where the action is now pending, Case No. 2:11-cv-11624-DPH-MJH.

On May 9, 2011, the Company filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. The Company and its subsidiary intend to defend ourselves vigorously with respect to this matter.

(10) Short-term Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. The fair value of short-term investments and unrealized gains and losses at March 31, 2011 were as follows (dollar amounts in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal government securities	$914	—	$(4)	$910
Corporate bonds	934	—	—	$934

Total short-term investments	$1,848	—	$(4)	$1,844

The Company periodically reviews its investments for other than temporary decline in fair value and writes down investments to their fair value when an other-than-temporary decline occurs. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell the investment, and whether

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

it is more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at March 31, 2011 that was considered to be other-than-temporary.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic Earnings Per Share:
Net earnings available to common stockholders	$3,798	$2,345

Weighted average common shares outstanding	15,415	15,714

Net earnings per share	$0.25	$0.15

Diluted Earnings Per Share:
Net earnings available to common stockholders	$3,798	$2,345

Weighted average common shares outstanding	15,415	15,714
Add: Dilutive effect of options (1)	341	340

Weighted average common shares as adjusted	15,756	16,054

Net earnings per share	$0.24	$0.15

(1)	536,022 and 462,024 options were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2011 and 2010, respectively, due to their antidilutive effect.

(12) Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $3,164,000, which includes approximately $410,000 in capitalized interest, in connection with this system as of March 31, 2011. These costs are being depreciated over ten years. Improvis currently has six separate modules, including scheduling/billing, electronic dental record, timekeeping, management dashboard, digital radiography and orthodontics. The Company began to depreciate costs associated with the scheduling/billing module in October 2005, costs associated with the timekeeping module in April 2009, costs associated with the management dashboard module in October 2010 and costs associated with the electronic dental record in January 2011. Depreciation expense for the three months ended March 31, 2011 and 2010 was $58,000 and $28,000, respectively. Accumulated depreciation as of March 31, 2011 was $570,000.

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

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during the three months ended March 31, 2011. The Company’s financial assets and liabilities are primarily composed of cash equivalents, available-for-sale securities and an interest rate swap.

The authoritative guidance for fair value measurement and disclosure establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The financial assets in Level 1 are money market funds and available-for-sale securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs that are not corroborated by market data based on assumptions of the Company used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(960)	$—	$(960)
Cash equivalents	1,302	—	—	1,302
U.S. federal government securities	910	—	—	910
Corporate bonds	934	—	—	934

Total	$3,146	$(960)	$—	$2,186

December 31, 2010	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,184)	$—	$(1,184)
Cash equivalents	3,463	—	—	3,463

Total	$3,463	$(1,184)	$—	$2,279

As of March 31, 2011, there had been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 8. As of March 31, 2011, the estimated fair value of the Company’s revolving line of credit was $18,653,000 and the estimated fair value of the term loan was $67,883,000.

(14) Income Taxes

As of March 31, 2011, the Company had $561,000 of gross unrecognized income tax benefits, of which $454,000 would have affected the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit increased from $552,000 to $561,000 during the three months ended March 31, 2011 primarily due to the recognition of interest and penalties on uncertain tax benefits.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of March 31, 2011, the Company had approximately $145,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

(15) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of March 31, 2011 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ended March 31, 2011 and December 31, 2010 is set forth below (in thousands):

	March 31, 2011	December 31, 2010	Balance Sheet Location

Interest Rate Swap (a)	$960	$1,184	Other non-current liabilities

The impact on OCI from the interest rate swap for the quarter ended March 31, 2011 and the full year ended December 31, 2010 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2011	2010

Interest Rate Swap (a)	$224	$457

(a)	Derivative designated as cash flow hedging instrument

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended March 31, 2011 and concluded that the interest rate swap was effective.

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

In December 2010, the FASB issued authoritative guidance for disclosure requirements of supplementary pro forma information for business combinations. The amendment in this update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) occurred during the current year, and had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect the Company’s consolidated financial statements.

(17) Subsequent events

The Company has determined that there were no subsequent events to disclose in these unaudited consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and accompanying notes in Part I – Item 1 of this quarterly report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and accompanying notes contained in our annual report on Form 10-K for the year ended December 31, 2010.

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

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development; staff recruitment; employee retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and technology; marketing; payor contracting; and financial planning, reporting and analysis. At March 31, 2011, we were affiliated with 26 dental group practices, comprising 581 full-time equivalent dentists practicing in 278 dental facilities in 21 states.

Recent Developments

In March 2011, Dental Associates, P.C., the affiliated practice at Redwood Dental Group, filed a lawsuit against us and our subsidiary, American Dental Partners of Michigan, LLC, as described in Item 1 – Legal Proceedings of this Form 10-Q. In addition, we have received a complaint from OCG, Ltd., the affiliated practice at Orthodontic Care Specialists in Minnesota (“OCG”). OCG claims that we breached various duties we owed it, including an oral contract OCG alleges we entered into with it pursuant to which the orthodontic practice of Metro Dentalcare would be merged into OCG. The merger has not occurred because OCG and the affiliated practice at Metro Dentalcare have not been able to agree on the terms of the merger. We and the affiliated practice at Metro Dentalcare have tried to negotiate with OCG to resolve this dispute, and our efforts to negotiate a resolution continue.

Acquisition Summary

“Platform acquisitions” are acquisitions in which we acquire non-clinical assets of a practice and simultaneously enter into a 40-year service agreement with the practice. If the assets acquired and liabilities assumed in a platform acquisition constitute a business, specifically a dental practice management business or management service organization, we account for them as a business combination; otherwise we account for them as an acquisition of assets.

“In-market acquisitions” are acquisitions in which we acquire non-clinical assets of a practice and simultaneously the seller agrees to merge the remaining clinical assets of the practice with another practice that has previously entered into a service agreement with one of our subsidiary service companies and therefore becomes subject to that existing service agreement. The assets acquired and liabilities assumed in an in-market acquisition generally do not constitute a business, specifically a dental practice management business or management service organization, and under these circumstances we account for the transaction as an asset acquisition rather than a business combination.

During the first quarter of 2011, we completed two in-market acquisitions. Cash paid in connection with these transactions totaled $150,000. We recorded no intangible assets relating to these asset acquisitions. The terms of the acquisitions do not provide for contingent payments. Both of these transactions were accounted for as acquisitions of assets.

We are constantly evaluating potential acquisition transactions with practices and acquisitions of other dental-related companies that would expand our business capabilities.

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

The following table provides the components of our net revenue for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Reimbursement of expenses	$51,680	$49,042
Business service fees	17,756	16,460

Revenue earned under service agreements	69,436	65,502
Other revenue	5,386	6,352

Net revenue	$74,822	$71,854

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

We own 94% of Arizona Tooth Doctor. Arizona Tooth Doctor has eight locations in the greater Phoenix area and Globe, Arizona. As permitted by applicable state law, Arizona Tooth Doctor employs dentists and dental assistants in addition to administrative staff. Accordingly, we recognize patient revenue of Arizona Tooth Doctor. While we employ the dentists, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice. Approximately 90% of Arizona Tooth Doctor’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. In October 2009, AHCCCS reduced reimbursement to participating health plans by 5%, and these plans passed this reduction on to Arizona Tooth Doctor. AHCCSS reduced reimbursement by an additional 5% effective April 1, 2011, and two of the six major health plans, representing approximately 25% of Arizona Tooth Doctor’s patient revenue, have agreed not to pass this reimbursement reduction on to Arizona Tooth Doctor.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500 per person. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. We believe the affiliated practices have been affected by high rates of unemployment. The affiliated practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. We anticipate that high levels of unemployment will continue to adversely affect our business for the foreseeable future, although we are unable to predict the likely duration or severity of those conditions or the magnitude of the effect on our business or results of operations. We do not, however, believe that these conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry. Under these conditions, same facility growth was negative for 2010. We returned to positive same facility growth in the first quarter of 2011.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Patient Revenue of the Affiliated Practices

We do not consolidate the financial statements of the practices other than Arizona Tooth Doctor. Patient revenue of the affiliated practices is, however, a financial measure used by our management to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and third-party payors on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans, and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain contracts between the affiliated practices and third-party payors. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Fee-for-service and indemnity plans	12%	15%
PPO and dental referral plans	78%	75%
Capitated managed care plans	5%	5%
Medicaid and CHIP programs	5%	5%

For the affiliated practices, except Arizona Tooth Doctor, after collection of fees from patients and third-party payors for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are available to and used by these affiliated practices as determined by such affiliated practice, including for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by them.

The following table sets forth for the three months ended March 31, 2011 and 2010, same market patient revenue of all the affiliated practices, amounts due to us under service agreements, and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended March 31,		%
	2011	2010	Change
Total patient revenue:
Platform dental group practices affiliated with us in both periods of comparison	$112,713	$110,787	1.7%
Platform dental group practices that affiliated with us from April 1, 2010 to March 31, 2011	4,877	—	—

Total patient revenue	117,590	110,787	6.1%
Patient revenue of Arizona Tooth Doctor	5,052	5,765	-12.4%

Patient revenue of practice affiliated with us by means of service agreements	112,538	105,022	7.2%
Net revenue due to us under service agreements	69,436	65,502	6.0%

Amounts retained by practices affiliated with us by means of service agreements	$43,102	$39,520	9.1%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Same market patient revenue increased 1.7% for the three months ended March 31, 2011 from the same period in the prior year, which was composed of a 0.7% increase in provider hours, a 4.0% increase in provider productivity per hour and a 3.0% deterioration in effectivity. Effectivity is the negotiated contractual reimbursement rate as a percentage of usual and customary fees, and a deterioration reflects negotiated rate increases were less than the increase in usual and customary fees. Same market patient revenue growth for the three months ended March 31, 2011 excludes platform acquisitions that occurred after January 1, 2010.

Amounts retained by the affiliated practices, other than Arizona Tooth Doctor, increased as a percentage of patient revenue of the affiliated practices to 38.3% for the three months ended March 31, 2011 from 37.6% for the three months ended March 31, 2010. The increase was primarily due to the Cincinnati Dental platform acquisition, where the dental assistants and dental hygienists are employed by the affiliated practice and therefore the expense is incurred by the affiliated practice.

Results of Operations

The following table sets forth our net revenue and results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change

Net revenue	$74,822	100.0%	$71,854	100.0%	4.1%
Operating expenses:
Salaries and benefits	29,248	39.1%	29,602	41.2%	-1.2%
Lab fees and dental supplies	11,579	15.5%	11,068	15.4%	4.6%
Office occupancy	9,474	12.7%	9,125	12.7%	3.8%
Other operating expenses	7,320	9.8%	6,547	9.1%	11.8%
General corporate expenses	3,789	5.1%	3,647	5.1%	3.9%
Depreciation expense	2,865	3.8%	2,845	4.0%	0.7%
Amortization of intangible assets	2,540	3.4%	2,406	3.3%	5.6%

Total operating expenses	66,815	89.3%	65,240	90.8%	2.4%

Earnings from operations	8,007	10.7%	6,614	9.2%	21.1%
Interest expense	1,583	2.1%	2,652	3.7%	-40.3%

Earnings before income taxes	6,424	8.6%	3,962	5.5%	62.1%
Income taxes	2,587	3.5%	1,550	2.2%	66.9%

Consolidated net earnings	3,837	5.1%	2,412	3.4%	59.1%
Noncontrolling interest	39	0.1%	67	0.1%	-41.8%

Net earnings	$3,798	5.1%	$2,345	3.3%	62.0%

Income Statement Impact of Recent Acquisitions

We acquired the non-clinical assets of Cincinnati Dental Services, Inc. and Dentco, Inc., or collectively Cincinnati Dental, on June 1, 2010, which affected our first quarter 2011 net revenue, operating expenses and margins. Pursuant to state laws, the dental hygienists and dental assistants at Cincinnati Dental are employed by the affiliated practice, rather than by us. As a result, the net revenue we earn from Cincinnati Dental in the form of expense reimbursement and the expenses we incur in the form of salaries and benefits are less than many of our other affiliated practices and our overall consolidated results of operations. This additionally affected our consolidated operating margins for the three months ended March 31, 2011 by decreasing salaries and benefits as a percentage of net revenue and increasing our other operating expenses as a percentage of net revenue.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Net Revenue

Net revenue increased 4.1% to $74,822,000 for the three months ended March 31, 2011 from $71,854,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the increase was primarily the result of revenue contribution from the Cincinnati Dental acquisition.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of our consolidated net revenue for the three months ended March 31, 2011 and 2010. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% and 13% of our consolidated net revenue for the three months ended March 31, 2011 and 2010, respectively. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue for the three months ended March 31, 2011 and 2010.

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

Salaries and benefits expense as a percentage of net revenue decreased to 39.1% for the three months ended March 31, 2011 from 41.2% for the three months ended March 31, 2010. Excluding Cincinnati Dental, the salaries and benefit expense as a percentage of revenue for the three months ended March 31, 2011 was 39.6%. For the three months ended March 31, 2011, the decrease was primarily due to staffing adjustments at Arizona Tooth Doctor in response to reduced AHCCCS reimbursement rates.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.5% of net revenue for the three months ended March 31, 2011 from 15.4% for the three months ended March 31, 2010.

Excluding Cincinnati Dental, the lab fees and dental supplies as a percentage of net revenue for the three months ended March 31, 2011 was 15.3%. The decrease was primarily attributed to increased dental supplies rebates as compared with the three months ended March 31, 2010.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue was 12.7% for the three months ended March 31, 2011 and March 31, 2010. Excluding Cincinnati Dental, office occupancy expense as a percentage of net revenue for the three months ended March 31, 2011 was 12.6%.

Other Operating Expenses

Other operating expenses includes general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Other operating expense as a percentage of net revenue increased to 9.8% for the three months ended March 31, 2011 from 9.1% for the three months ended March 31, 2010. Excluding Cincinnati Dental, other operating expense as a percentage of net revenue for the three months ended March 31, 2011 was 9.6%. The increase was primarily attributable to the development of de novo dental facilities at Texas Tooth Doctor for Kids.

General Corporate Expense

General corporate expense consists of compensation and travel expenses for our corporate personnel and administrative staff, facility and other administrative costs of our corporate office, and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue remained unchanged at 5.1% for the three months ended March 31, 2011 and 2010. Excluding net revenue from Cincinnati Dental, the general corporate expense as a percentage of net revenue was 5.2% for the three months ended March 31, 2011.

Stock-based compensation expense was $388,000 and $391,000 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue decreased to 3.8% for the three months ended March 31, 2011 from 4.0% for the three months ended March 31, 2010. Excluding Cincinnati Dental, the depreciation expense as a percentage of net revenue was 3.9% for the three months ended March 31, 2011. The decrease was due to lower capital expenditures over the past few years.

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased slightly to 3.4% for the three months ended March 31, 2011 from 3.3% for the three months ended March 31, 2010. The increase was primarily attributable to amortization expense associated with the Cincinnati Dental acquisition.

Earnings from Operations

Earnings from operations increased 21.1% to $8,007,000 for the three months ended March 31, 2011 from $6,614,000 for the three months ended March 31, 2010. As a percentage of net revenue, earnings from operations increased to 10.7% for the three months ended March 31, 2011 from 9.2% for the three months ended March 31, 2010. The increase in earnings from operations was primarily due to an increase in net revenue and a decrease in salaries and benefits expense.

Interest Expense

Net interest expense decreased to $1,583,000 for the three months ended March 31, 2011 from $2,652,000 for the three months ended March 31, 2010. The decrease was primarily the result of a reduction in borrowings and lower borrowing spread as a result of the debt refinancing in May 2010.

Income Taxes

Our effective tax rate increased to 40.3% for the three months ended March 31, 2011 as compared to 39.1% for the three months ended March 31, 2010. The increase was due to our having exhausted certain state tax loss carry forwards. We expect our effective tax rate to be approximately 41% for the year ended December 31, 2011.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Noncontrolling Interests

Noncontrolling interests decreased to $39,000 for the three months ended March 31, 2011 as compared to $67,000 for the three months ended March 31, 2010. The decrease in noncontrolling interests was primarily due to a decrease in noncontrolling interest ownership of Arizona Tooth Doctor.

Net Earnings Attributed to American Dental Partners

Net earnings attributed to American Dental Partners increased 62% to $3,798,000 for the three months ended March 31, 2011 from $2,345,000 for the three months ended March 31, 2010. The increase was primarily due to an increase in net revenue, a decrease in salaries and benefits expense, and a decrease in interest expense.

Non-GAAP Measures

We believe adjusted net earnings excluding service agreement amortization, a non-GAAP financial measure, is an important financial measure for our investors’ understanding of our financial performance. We record on our balance sheet definite-lived intangible assets related to service agreements, and accordingly we recognize significant non-cash amortization expense. Amortization expense of intangible assets related to service agreements with the affiliated practices is presented separately and excluded from our net earnings excluding service agreement amortization, a non-GAAP financial measure, due to its magnitude and non-cash impact on our ongoing operations and because, unlike depreciation of our dental facilities, it does not require recurring capital investment. We do not consider net earnings excluding service agreement amortization in evaluating our financial condition or operating performance. This non-GAAP measure is provided based on previous requests from certain of our stockholders.

The primary limitation associated with our use of non-GAAP measures is that these measures may not be directly comparable to the amounts reported by other companies. In the following table, we compensate for this limitation by providing the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measures (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

GAAP net earnings (as reported)	$3,798	$2,345
Add: Amortization related to service agreements, net of tax (a)	1,509	1,462

Adjusted net earnings excluding service agreement amortization	$5,307	$3,807

Weighted average diluted shares outstanding	15,756	16,054
Diluted adjusted net earnings per share	$0.24	$0.15

Diluted adjusted net earnings excluding service agreement amortization per share	$0.34	$0.24

(a)	Tax effected at effective tax rate in the period reported.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Liquidity and Capital Resources

Overview

We have financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, principally from cash flow from operations, borrowings under our senior secured credit facility and the issuance of common stock.

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2011 to be between $27,000,000 and $29,000,000.

Operating Activities

For the three months ended March 31, 2011 and 2010, cash provided by operating activities amounted to $13,537,000 and $7,699,000, respectively. Cash provided by operations primarily resulted from cash provided by consolidated net earnings after adjusting for non-cash items, an increase in accounts payable and accrued expenses, and a decrease in income taxes payable/refundable, slightly offset by an increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily attributable to timing of payments between the periods of comparison. Cash used for taxes decreased because we ended 2010 in a tax receivable position as a result of tax overpayments in 2010. The reduction in cash flows from accounts receivable was due to timing of reinsurance receivables at our captive insurance company.

Investing Activities

For the three months ended March 31, 2011 and 2010, cash used for investing activities amounted to $4,300,000 and $1,001,000, respectively. For the three months ended March 31, 2011, capital expenditures increased $1,375,000 as compared to the same period in 2010, as we implemented the electronic dental record at eleven dental facilities in the first quarter of 2011. Our captive insurance company, Edgewater Indemnity Company, invested $1,774,000 of its cash into available-for-sale securities during the three months ended March 31, 2011.

Financing Activities

For the three months ended March 31, 2011 and 2010, cash used in financing activities amounted to $8,506,000 and $5,069,000, respectively. Cash received from our employee stock purchase plan and exercises of stock options remained relatively consistent for the periods of comparison while we reduced indebtedness under our credit facilities by $8,789,000 and $5,337,000 during the three months ended March 31, 2011 and 2010, respectively.

Credit Agreement

In May 2010, we entered into a $180,000,000 senior secured credit facility, comprising a $100,000,000 revolving line of credit and an $80,000,000 term loan. Borrowings under new senior secured credit facility were used to refinance our prior $130,000,000 senior secured credit facility. The senior secured credit facility matures in May 2014 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate (3.25% of as of March 31, 2011), the Federal Funds rate plus 0.50% or the LIBOR rate plus 1.00%. The margin is based upon our leverage ratio and ranges from 1.00% to 2.75% for Base Rate borrowings and 2.00% and 3.75% for LIBOR borrowings. In addition, we pay a commitment fee ranging from 0.375% to 0.500% on the unused balance of the revolving line of credit based on a leverage ratio. Pursuant to provisions of the senior secured credit facility, the aggregate consideration paid for all acquisitions made in 2011 may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $10,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We are required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2010 and ending in March 2014 and a $48,000,000 payment at maturity. The total amount of repayments in 2011 is scheduled to be $12,289,000, which includes $8,000,000 for the quarterly payments and paid an additional $4,289,000 based on an excess cash flow formula included in the credit agreement for the year ended December 31, 2010.

We must comply with financial and other covenants under our senior secured credit facility. Our senior secured credit facility required that our net worth as of March 31, 2011 be no less than $167,551,000, our maximum EBITDA leverage ratio be no more than 3.0 and our fixed charge minimum coverage be no less than 1.15. As of March 31, 2011, we were in compliance with these covenants as per covenant calculations our net worth was $199,668,000, our EBITDA leverage ratio was 1.8 and our fixed charge coverage was 1.18.

The outstanding balance with respect to the senior secured credit facility as of March 31, 2011 was $72,000,000 under the term loan and $19,500,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,512,291 at March 31, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $61,134,000 was available for borrowing under the revolving line of credit.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangible assets, which are the result of acquisitions. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of acquisition involve the use of management’s judgments and estimates. These estimates are based on, among other factors, projected future income, cash flows and, when necessary, input from accredited valuation consultants. At March 31, 2011, goodwill and intangible assets were $273,879,000 and represented 74% of our total assets, with goodwill and indefinite-lived intangible assets representing 35% of our intangible assets and definite-lived intangible assets related to service agreements representing 65% of our intangible assets.

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

For transactions that qualify as business combinations, we allocate the purchase price to acquired assets and liabilities, including tangible and identifiable intangible assets, the fair value of the economic benefits assumed to be earned under a service agreement with an affiliated practice, and lastly goodwill, if any, in excess of the value of the identifiable tangible and intangible assets.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Acquisitions that do not qualify as business combinations do not result in the recognition of goodwill. Rather, we allocate purchase price to acquired assets and liabilities, including tangible, identifiable intangible assets, and the economic benefits assumed to be earned from the acquired assets.

We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets and record at fair value. In determining the fair value of a service agreement recognized in connection with an acquisition, management estimates the timing, amount and value of future expected cash flows. Each service agreement has an initial contractual term of 40 years, but the asset is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in nearly all instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

We review identified intangible assets with definite useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated.

We test goodwill and indefinite-lived intangibles for impairment annually as of October 1st and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective business unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

We tested for impairment as of October 1, 2010. Our testing included various scenarios with varying revenue, expense and capital investment assumptions. We determined there was no impairment of goodwill and indefinite-lived intangible assets. Our dental benefits third-party administrator subsidiary historically earned a significant percentage of its revenue from administering capitated managed care plans. As a result of the continuing decline of capitated managed care plans in the dental profession, this subsidiary has developed additional product offerings, including dental referral plans, to offset the decline of this part of its business. In 2010, this subsidiary experienced a reduction of revenue and incurred an operating loss as a result of the continuing decline of administrative services for capitated managed care plans. If the additional product offerings are not successful, we may need to record an impairment charge related to the carrying value of the goodwill of this reporting unit, which is approximately $2,283,000.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, a material change could possibly occur in the future. If our actual results are not consistent with the estimates and assumptions used in our impairment analysis, we may record material impairment of our goodwill or other intangible assets.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator subsidiary and our dental laboratory businesses. At March 31, 2011, amounts due from the affiliated practices represented 80% of our accounts receivable.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The carrying amount of receivables due from the affiliated practices requires management to assess the collectability of the fees we earn pursuant to the service agreements. Collection of our business service fees are dependent on the economic viability of the affiliated practices, which is based on actual and expected future financial performance, including collectability of the affiliated practices’ patient receivables, net of contractual adjustments and allowances for doubtful accounts. The affiliated practices record revenue at established rates reduced by contractual adjustments and allowances for doubtful accounts to arrive at patient revenue. Contractual adjustments represent the difference between gross billable charges at established usual and customary rates and the portion of those charges reimbursed pursuant to certain dental benefit plan provider contracts. For contracts in which there is no defined benefit, contractual adjustments are based upon historical collection experience and other relevant factors. Under the terms of the service agreements, we bill patients and third-party payors on behalf of the affiliated practices, and we also collect payments from patients and third-party payors on behalf of the affiliated practices. In connection with the billing and collection services provided by us, the affiliated practices appoint us as their exclusive agents. Accordingly, we act as an agent on behalf of the affiliated practices for billing and collection services, but we do not assume from the affiliated practices the risk of loss of their uncollectable accounts. We estimate the initial provision for doubtful accounts on behalf of each of the affiliated practices, and accordingly, their accounts receivable are recorded at their net realizable value. Our business service fee is calculated on the results of operations of the affiliated practices, and therefore our net revenue and accounts receivable are recorded at net realizable value. Each affiliated practice’s provision for doubtful accounts is estimated in the period that services are rendered and adjusted in future periods as necessary. The estimates for allowance for doubtful accounts are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, write-off percentages and other relevant factors. Changes in these factors in future periods could result in an adjustment to the allowance for doubtful accounts. In the event that final reimbursement or bad debt experience differs from original estimates, adjustments to the affiliated practice’s patient receivables would be required, which could affect the collectability of our receivables due from the affiliated practice.

Except for accounts receivable due from a former affiliated practice, which we agreed to forgive pursuant to a settlement of litigation, to date we have not recorded any losses related to our receivables due from the affiliated practices and accordingly have not recorded any allowance for doubtful accounts. We have recorded allowance for doubtful accounts against accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator and our dental laboratory businesses based on historical collection experience, the aging of accounts receivable, write-off percentages and other relevant factors.

Insurance

We maintain various insurance coverages that we believe are appropriate for our business, including workers’ compensation, property, business interruption and general liability, among others. In addition, the affiliated practices are required to maintain, or cause to be maintained, professional liability insurance with us as an additional named insured. Certain of our insurance programs are reinsured by a wholly-owned captive insurance company licensed in the state of Vermont. Several of these insurance programs have retention levels in which we and our captive insurance company are financially obligated for insured losses below certain financial thresholds before the insurer is financially obligated for the insured losses. We and our captive insurance company maintain reserves for certain of these programs, which are based upon estimates provided by third-party actuaries or by individual case basis valuations. Changes in trends of loss severity or loss frequency may affect the calculation of these estimates and create the need for subsequent adjustments to estimated loss reserves.

Income Taxes

Our annual tax rate is based on our earnings before income taxes, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties in income taxes. We review our tax positions quarterly and adjust the balances as new information becomes available.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as from net operating loss and tax credit carry forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These projections inherently rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

We are subject to income tax obligations with respect to both the U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by U.S. federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

We record interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. For the three months ended March 31, 2011, we recognized $7,000 of interest and penalties expense in our consolidated statement of income.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provision of authoritative guidance for stock-based compensation. We use the Black-Scholes option-pricing model, which requires certain assumptions that include the estimated length of time employees will retain their vested stock options before exercising them (expected life), the estimated volatility of our common stock price over the expected life (volatility) and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions and the market value of our common stock for future stock option grants can materially affect the estimate of the fair value of stock-based compensation.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on our consolidated financial statements. The guidance effective for fiscal years beginning after December 15, 2010 is not expected to affect our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivatives and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance for disclosure requirements of supplementary pro forma information for business combinations. The amendment in this update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) occurred during the current year and had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning after December 15, 2010 and is not expected to affect our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 1.00% to 2.75% for base rate borrowings and 2.00% to 3.75% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at March 31, 2011 under our variable-rate senior secured credit facility and term loan for each one percentage point change in interest rates would be approximately $715,000.

Item 4.	Controls and Procedures

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

On June 11, 2010, we and the other defendants filed a motion to dismiss the Opt-Out Action. On March 31, 2011, the Court denied the motion to dismiss with respect to the Section 10(b) and Section 20(a) claims, but granted the motion to dismiss with respect to the Section 18 claim. We intend to defend the matter vigorously.

Litigation with Dental Associates, P.C.

On March 17, 2011, Dental Associates, P.C., the affiliated practice at Redwood Dental Group, filed a lawsuit against us and our subsidiary, American Dental Partners of Michigan, LLC, in the Wayne County Circuit Court in Michigan, Case No. 11-003213-CK. On April 15, 2011, we filed all necessary papers to remove the lawsuit to the United States District Court for the Eastern District of Michigan, where the action is now pending, Case No. 2:11-cv-11624-DPH-MJH.

The complaint alleges, among other things, (i) that we and our subsidiary breached fiduciary duties owed to Dental Associates; (ii) that our subsidiary breached the service agreement between it and Dental Associates; (iii) that we and our subsidiary tortiously interfered with Dental Associates’ relationships with its employees, patients, prospective patients and the state of Michigan; and (iv) that we and our subsidiary were unjustly enriched by these alleged actions.

The complaint seeks, among other things, (i) unspecified monetary damages; (ii) attorneys’ fees and litigation costs; (iii) certain injunctive relief, including termination of the service agreement; (iv) the establishment of a constructive trust with respect to certain Dental Associates’ funds managed by us; (v) a detailed audit and accounting with respect to revenues generated by Dental Associates and the payment of those funds to or for the benefit of us and our subsidiary; and (vi) such other equitable or just relief as the Court finds appropriate.

On May 9, 2011, we filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. We and our subsidiary intend to defend ourselves vigorously with respect to this matter.

For the year ended December 31, 2010 and the quarter ended March 31, 2011, the service fees we received under the service agreement with Dental Associates represented approximately 2% of our net revenue for both periods and approximately 3% and 2%, respectively, of our earnings before interest, taxes, depreciation and amortization.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2010 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline and you could lose part or all of your investment.

During the three months ended March 31, 2011, there were no material changes to the risk factors that were disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010.

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

AMERICAN DENTAL PARTNERS, INC.

May 10, 2011	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

May 10, 2011	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

May 10, 2011	/s/ Mark W. Vargo
Mark W. Vargo
Vice President, Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

10.1*	Written Description of the Company’s Executive Bonus Plan		8-K	April 6, 2011	000-23363

10.2*	Form of Nonqualified Stock Option Agreement for Amended 2005 Equity Incentive Plan with Qualified Retirement Provision		8-K	April 6, 2011	000-23363

10.3*	Form of Performance Share Award Agreement for Amended 2005 Equity Incentive Plan		8-K	April 6, 2011	000-23363

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

*	Management contract or compensatory plan