Form 10-Q
period 2011-06-30
AMERICAN DENTAL PARTNERS INC
filed 2011-08-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2011 was 15,452,308.

AMERICAN DENTAL PARTNERS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II.

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38

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

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,657	$4,798
Short-term investments	1,850	—
Accounts receivable, net	19,379	19,403
Inventories	2,874	2,942
Prepaid expenses and other current assets	4,339	4,555
Prepaid/refundable income taxes	1,024	1,652
Deferred income taxes	3,861	3,936

Total current assets	37,984	37,286

Property and equipment, net	55,690	53,095

Non-current assets:
Goodwill	90,750	90,750
Service agreements and other intangible assets, net	182,581	185,669
Other	5,254	5,556

Total non-current assets	278,585	281,975

Total assets	$372,259	$372,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,231	$16,807
Accrued compensation and benefits	9,933	9,943
Accrued expenses	6,911	5,857
Current maturities of debt	8,078	8,156

Total current liabilities	44,153	40,763

Non-current liabilities:
Long-term debt	78,500	92,250
Deferred income taxes	41,905	38,707
Other liabilities	4,079	5,202

Total non-current liabilities	124,484	136,159

Total liabilities	168,637	176,922

Noncontrolling interests	521	462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,423,169 and 16,382,330 shares issued; 15,434,370 and 15,393,531 shares outstanding at June 30, 2011 and December 31, 2010, respectively	163	163
Additional paid-in capital	106,904	105,641
Treasury stock, at cost (988,799 shares)	(8,572)	(8,572)
Accumulated comprehensive income	(740)	(1,184)
Retained earnings	105,346	98,924

Total stockholders’ equity	203,101	194,972

Total liabilities and stockholders’ equity	$372,259	$372,356

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$73,953	$72,366	$148,775	$144,220
Operating expenses:
Salaries and benefits	29,196	28,735	58,444	58,337
Lab fees and dental supplies	11,790	10,668	23,369	21,736
Office occupancy	9,509	9,131	18,983	18,256
Other operating expense	7,682	6,878	15,002	13,425
General corporate expense	4,160	3,669	7,949	7,316
Depreciation	3,070	2,862	5,935	5,707
Amortization of intangible assets	2,559	2,464	5,099	4,870

Total operating expenses	67,966	64,407	134,781	129,647

Earnings from operations	5,987	7,959	13,994	14,573
Interest expense	1,525	2,726	3,108	5,378

Earnings before income taxes	4,462	5,233	10,886	9,195
Income taxes	1,818	2,082	4,405	3,632

Consolidated net earnings	2,644	3,151	6,481	5,563
Less: Net earnings attributable to non-controlling interests	15	39	54	106

Net earnings attributable to American Dental Partners, Inc.	$2,629	$3,112	$6,427	$5,457

Net earnings attributable to common stockholders per common share:
Basic	$0.17	$0.20	$0.42	$0.35

Diluted	$0.17	$0.19	$0.41	$0.34

Weighted average common shares outstanding:
Basic	15,430	15,728	15,422	15,721

Diluted	15,753	16,056	15,738	16,055

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Stockholders’ Equity
	Number of Shares
	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests
Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan	29	—	—	219	—	—	—	219	—
Issuance of common stock for exercised stock options	9	—	—	49	—	—	—	49	—
Income tax shortfall from stock option plans	—	—	—	(51)	—	—	—	(51)	—
Stock-based compensation expense	—	—	—	823	—	—	—	823	—
Accumulated other comprehensive income	—	—	—	—	—	—	134	134	—
Fair value adjustment of noncontrolling interests	—	—	—	—	1,095	—	—	1,095	(1,095)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	(359)
Purchase of additional interest in subsidiary	—	—	—	—	—	—	—	—	(45)
Net earnings	—	—	—	—	5,457	—	—	5,457	106

Balance at June 30, 2010	16,311	(582)	$162	$104,191	$94,213	$(3,874)	$(1,507)	$193,185	$464

Balance at December 31, 2010	16,382	(989)	$163	$105,641	$98,924	$(8,572)	$(1,184)	$194,972	$462
Issuance of common stock for employee stock purchase plan	21	—	—	211	—	—	—	211	—
Issuance of common stock for exercised stock options, including tax benefit of $3	20	—	—	119	—	—	—	119	—
Income tax shortfall from stock option plans	—	—	—	(12)	—	—	—	(12)	—
Stock-based compensation expense	—	—	—	933	—	—	—	933	—
Unrealized-gain on available for-sale securities	—	—	—	—	—	—	7	7	—
Accumulated other comprehensive income	—	—	—	—	—	—	437	437	—
Fair value adjustment of noncontrolling interests	—	—	—	—	(5)	—	—	(5)	5
Noncontrolling interest contribution	—	—	—	12	—	—	—	12	—
Net earnings	—	—	—	—	6,427	—	—	6,427	54

Balance at June 30, 2011	16,423	(989)	$163	$106,904	$105,346	$(8,572)	$(740)	$203,101	$521

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net earnings	$6,481	$5,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,935	5,707
Stock-based compensation	933	823
Amortization of intangible assets	5,099	4,870
Other amortization	1,050	1,551
Deferred income tax benefit	3,261	44
Amortization of premium on available-for-sale securities	18	—
Loss on disposal of property and equipment	1	9
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	92	502
Other current assets	273	(325)
Accounts payable and accrued expenses	2,399	957
Accrued compensation and benefits	(10)	(492)
Income taxes payable/refundable, net	628	(1,357)
Other, net	(719)	(123)

Net cash provided by operating activities	25,441	17,729

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,713)	(17,998)
Capital expenditures	(6,845)	(3,109)
Contingent and deferred payments	—	(1,800)
Purchase of available-for-sale securities	(1,774)	—

Net cash used in investing activities	(11,332)	(22,907)

Cash flows from financing activities:
Proceeds from credit facilities	71,389	178,100
Repayments under revolving and term credit facilities	(85,139)	(171,000)
Repayments of debt	(78)	(109)
Contributions from (distributions to) noncontrolling interest holders	12	(359)
Purchase of additional interest in subsidiary	—	(45)
Proceeds from shares issued under employee stock purchase plan	211	219
Proceeds from issuance of common stock for exercise of stock options	116	49
Tax benefit on exercise of stock options	3	—
Payment of debt issuance costs	(764)	(1,930)

Net cash (used) provided in financing activities	(14,250)	4,925

Decrease in cash and cash equivalents	(141)	(253)
Cash and cash equivalents at beginning of period	4,798	6,807

Cash and cash equivalents at end of period	$4,657	$6,554

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,117	$3,954

Cash paid during the period for taxes	$765	$5,187

Non-cash investing activities:
Capital expenditures accrued for, not paid	$285	$287

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

(2) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, its Arizona’s Tooth Doctor for Kids (“Arizona Tooth Doctor”) subsidiary, which is owned 94% by the Company, and its CFK of Texas, LLC subsidiary, which is owned 99% by the Company. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that, based on the provisions of its service agreements, the Company is not required to consolidate the financial statements of the affiliated practices that are affiliated with the Company by means of those service agreements.

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

(3) Variable Interest Entities

Accounting guidance under Accounting Standards Codification, (or ASC) 810, “Consolidation,” requires the Company to consolidate the financial statements of a practice that is affiliated with it by means of a service agreement with its financial results if the affiliated practice is a variable interest entity, or “VIE”, and is the primary beneficiary of such VIE. The Company’s evaluation is subjective in nature and incorporates both qualitative and quantitative factors to determine if an affiliated practice is a VIE and if the Company is the primary beneficiary such that financial statement consolidation would be required. An affiliated practice would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the affiliated practice’s activities without additional subordinated financial support) or (b) the equity holders of the affiliated practice as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the affiliated practice’s economic performance, (ii) possess nonsubstantive voting rights, (iii) lack the obligation to absorb the affiliated practice’s expected losses or (iv) lack the right to receive the affiliated practice’s expected residual returns. Although the characteristics of (b) do not exist, with respect to (a) the Company may and does provide advances to certain affiliated practices in instances when their cash flow is not sufficient to meet their working capital obligations, which may indicate that an affiliated practice is thinly capitalized. These circumstances led the Company to conduct an analysis, pursuant to ASC 810, and conclude that certain of its affiliated practices may be VIEs.

The analysis included a review of the Company’s contractual agreements with each of the affiliated practices to ascertain whether it had the power to direct the activities of the affiliated practice that most significantly affect its economic performance and the obligation to absorb losses or the right to receive benefits of the affiliated practice. The Company would be considered the primary beneficiary of a VIE, to the extent the affiliated practice is a VIE, if it met both of the criteria. Based upon the Company’s assessment of the affiliated practices, the Company believes that operating risk (including sales volume risk, price risk and other operating cost risk) is the risk that will have the most significant impact on an affiliated practice’s economic performance. The Company believes that the

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

activities that most significantly affect an affiliated practice’s economic performance are with respect to patient revenue; expenses, including those attributable to dentist compensation and benefits; and collection policies. Following its review of the terms of the service agreements with each of the affiliated practices, the Company has determined that it does not have the power to direct the activities of the affiliated practices that most significantly affect their economic performance. The Company has no other obligation to absorb the affiliated practices’ losses nor does the Company have the right to receive the affiliated practices’ benefits. Therefore, the Company is not the primary beneficiary of the VIEs, to the extent they exist, and it has not consolidated the financial statements of the practices that are affiliated with the Company by means of a service agreement with its financial statements for all periods presented. The Company considers each time that it enters into a new service agreement or enters into material amendments to an existing service agreement whether the terms of such agreements or amendments would change the elements it considers important to the primary beneficiary conclusion.

As of June 30, 2011, the Company was not the primary beneficiary for its VIEs, to the extent any affiliated practice is a VIE. The Company’s maximum risk of loss related to these possible VIEs is limited to its receivables due from affiliated practices of approximately $16,236,000 and $16,806,000 at June 30, 2011 and December 31, 2010, respectively.

(4) Use of Estimates

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

(5) Recent Acquisitions

During the second quarter of 2011, the Company completed seven in-market acquisitions of dental facilities. Cash paid, net of cash acquired, in connection with these in-market acquisitions amounted to $2,563,000. In connection with these transactions, the Company recorded approximately $2,011,000 in intangibles relating to the service agreements, with an amortization period of 25 years. The terms of these transactions do not provide for contingent payments.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of June 30, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$251,618	$674	$440	$—	$252,702
Accumulated amortization	(75,782)	(527)	(71)	—	(76,380)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$175,836	$337	$149	$6,259	$182,581

As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$249,866	$605	$220	$—	$250,691
Accumulated amortization	(70,715)	(518)	(48)	—	(71,281)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$179,151	$87	$172	$6,259	$185,669

Intangible asset amortization expense for the three and six months ended June 30, 2011 was $2,559,000 and $5,099,000, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2010 was $2,464,000 and $4,870,000, respectively. Excluding any future acquisitions, annual amortization expense for each of the next five fiscal years will be approximately $10,221,000. The amortization period for service agreements is 25 years.

The weighted average remaining life of customer relationships is five years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets, excluding indefinite-lived trade names, is approximately 19 years.

There was no change in the carrying amount of goodwill during the first six months of 2011 (in thousands):

2011

Balance as of January 1	$90,750

Goodwill acquired	—

Balance as of June 30	$90,750

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Stock-based Compensation

Options granted under the Company’s Amended 2005 Equity Incentive Plan, as amended, have a ten-year term and a vesting period of four years. Options granted under the Company’s Amended 2005 Directors Stock Option Plan, as amended, have a ten-year term and a vesting period of three years. At June 30, 2011, options for 1,763,672 shares were vested under all of the Company’s equity incentive plans. At June 30, 2011, 549,900 shares were available for future grants under the Amended 2005 Equity Incentive Plan and 160,000 shares were available for future grants under the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. No restricted shares have been awarded. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan, as amended (“ESPP”). A total of 613,027 shares have been purchased under the ESPP since inception of the plan, and 186,973 shares were available for purchase as of June 30, 2011. The Company issues new shares for ESPP purchases.

Performance shares granted to date under the Company’s Amended 2005 Equity Incentive Plan have a performance period of three years based upon achievement of specific annual financial performance goals. The performance shares are subject to restrictions on transfer for an additional one-year period following the performance period. At June 30, 2011, 66,100 performance shares were granted under the Company’s Amended 2005 Equity Incentive Plan. All performance shares were unvested as of June 30, 2011.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $507,000 and $432,000 during the three months ended June 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $895,000 and $823,000 during the six months ended June 30, 2011 and 2010, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $188,000 and $105,000 during the three months ended June 30, 2011 and 2010, respectively. The Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $329,000 and $227,000 during the six months ended June 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for performance shares granted under its Amended 2005 Equity Incentive Plan of $38,000 during the three and six months ended June 30, 2011. This expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition the Company recorded a deferred tax benefit associated with stock-based compensation for performance shares of $9,000 during the three and six months ended June 30, 2011. The remaining unrecognized stock-based compensation expense for unvested awards as of June 30, 2011 was approximately $3,710,000, and the weighted average period of time over which this cost will be recognized is 1.8 years.

The fair value for these options, employee stock purchase rights and performance shares granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first six months of 2011 and 2010:

	Six Months Ended June 30,
	2011			2010
	Stock Options	ESPP	Performance Shares	Stock Options	ESPP

Risk-free interest rate	2.48%	2.29%	2.57%	2.75%	3.01%
Expected dividend yield	0%	0%	0%	0%	0%
Expected volatility	51.26%	28.69%	51.26%	52.35%	41.08%
Expected life (years)	6.1 years	0.5 years	3.75 years	6.0 years	0.5 years
Expected forfeiture	3%	0%	0%	3%	0%
Weighted average fair value of options / purchase rights / performance shares granted during the quarter	$6.59	$1.16	$13.12	$6.88	$1.57

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises. Expected life of the Company’s ESPP purchase rights reflects the length of each plan period (six months) at the end of which shares are purchased. The Company estimated the expected life of its performance shares using the actual performance and restruction periods. The Company estimates forfeitures based on historical experience.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes stock option transactions during the first six months of 2011:

	Stock Options Outstanding				Performance Shares Unvested
	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Exercise Price

Outstanding at December 31, 2010	2,252	$10.67	—	—	—	$—
Granted	396	12.85	—	—	66	13.12
Exercised	(20)	5.86	—	—	—	—
Forfeited or expired	(16)	12.22	—	—	—	—

Outstanding at June 30, 2011	2,612	$11.03	5.47	$7,617	66	$13.12

Vested and unvested expected to vest at June 30, 2011	2,502	$10.97	5.41	$7,573

Exercisable at June 30, 2011	1,764	$10.62	3.98	$6,581

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of 2011 and 2010 are provided in the following table (in thousands):

	2011	2010

Proceeds from stock options exercised	$119	$49
Tax benefit related to stock options exercised	$3	$—
Intrinsic value of stock options exercised	$147	$72

(8) Accounts Receivable, Net and Net Revenue

Accounts Receivable, Net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator subsidiary. The following table lists receivables due from the affiliated practices and other receivables as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Receivables due from affiliated practices	$16,236	$16,806
Other receivables, net	3,143	2,597

Accounts receivable, net	$19,379	$19,403

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 14% and 17% of the Company’s consolidated accounts receivable, net, as of June 30, 2011 and December 31, 2010, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 19% and 18% of the Company’s consolidated accounts receivable, net, as of June 30, 2011 and December 31, 2010, respectively. No other receivables exceeded 10% of the Company’s receivables due from affiliated practices as of June 30, 2011 and December 31, 2010.

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

The Company’s net revenue from the reimbursement of expenses is accounted for on an accrual basis and is recognized when these expenses are incurred by the affiliated practices. Reimbursement of expenses includes costs incurred by the Company for the operation and administration of the dental facilities, which include salaries and benefits for non-dentist personnel working at the dental facilities (the administrative staff and, where permitted by law, the dental assistants and dental hygienists); lab fees and dental supplies; office occupancy costs of the dental facilities; depreciation related to the fixed assets at the dental facilities; and other expenses such as professional fees, marketing costs and general and administrative expenses.

Net revenue consisted of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reimbursement of expenses:
Salaries and benefits	$21,498	$20,424	$42,991	$41,246
Lab fees and dental supplies	12,787	11,717	25,576	23,730
Office occupancy expenses	8,614	8,169	17,206	16,289
Other operating expenses	6,417	5,885	12,732	11,546
Depreciation expense	2,699	2,471	5,190	4,897

Total reimbursement of expenses	52,015	48,666	103,695	97,708
Business service fees	16,920	17,468	34,676	33,928

Revenue earned under service agreements	68,935	66,134	138,371	131,636
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	5,018	6,232	10,404	12,584

Net revenue	$73,953	$72,366	$148,775	$144,220

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of the Company’s consolidated net revenue for the three and six months ended June 30, 2011 and 22% for the three and six months ended June 30, 2010. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of the Company’s consolidated net revenue for the three and six months ended June 30, 2011 and approximately 12% and 13% of the Company’s consolidated net revenue for the three and six months ended June 30, 2010, respectively. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue for the three and six months ended June 30, 2011 and 2010.

(9) Debt

In May 2011, the Company entered into an amendment to its senior secured credit facility. The $180,000,000 senior secured credit facility, has a $100,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in May 2016 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or the LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, which was 3.25% as of June 30, 2011; the Federal Funds rate plus 0.50%; or the LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 0.50% to 2.25% for Base Rate borrowings and 1.50% to 3.25% for LIBOR borrowings. In addition, the Company pays a commitment fee ranging from 0.25% to 0.50% on the unused balance of the revolving line of credit based on its leverage ratio.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2011 and ending in May 2016 and a $40,000,000 payment at maturity. The total amount of repayments in 2011 is scheduled to be $8,000,000.

Pursuant to the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $50,000,000 and on an annual basis may not exceed $20,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, (“EBITDA”), adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The Company must comply with financial and other covenants under its senior secured credit facility. The Company’s senior secured credit facility required that its net worth as of June 30, 2011 be no less than $168,585,000, its maximum EBITDA leverage ratio be no more than 3.0 and its fixed charge minimum coverage be no less than 1.15. As of June 30, 2011, the Company was in compliance with these financial covenants. As per covenant calculations, the Company’s net worth was $203,101,000, its EBITDA leverage ratio was 1.8 and its fixed charge coverage was 1.4.

The outstanding balance with respect to the senior secured credit facility as of June 30, 2011 was $78,000,000 under the term loan and $8,500,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,512,291 at June 30, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $61,500,000 was available for borrowing under the revolving line of credit.

(10) Litigation

On March 17, 2011, Dental Associates, P.C., the affiliated practice at Redwood Dental Group, filed a lawsuit against the Company and its subsidiary, American Dental Partners of Michigan, LLC, in the Wayne County Circuit Court in Michigan, Case No. 11-003213-CK. On April 15, 2011, the Company filed all necessary papers to move the lawsuit to the United States District Court for the Eastern District of Michigan, where the action is now pending, Case No. 2:11-cv-11624-DPH-MJH.

The complaint claims, among other things, (i) that the Company and its subsidiary breached fiduciary duties owed to Dental Associates; (ii) that its subsidiary breached the service agreement between it and Dental Associates; (iii) that the Company and its subsidiary tortiously interfered with Dental Associates’ relationships with its employees, patients, prospective patients and the state of Michigan; and (iv) that the Company and its subsidiary were unjustly enriched by these alleged actions.

The complaint seeks, among other things, (i) unspecified monetary damages; (ii) attorneys’ fees and litigation costs; (iii) certain injunctive relief, including termination of the service agreement; (iv) the establishment of a constructive trust with respect to certain Dental Associates’ funds managed by the Company; (v) a detailed audit and accounting with respect to revenues generated by Dental Associates and the payment of those funds to or for the benefit of the Company and its subsidiary; and (vi) such other equitable or just relief as the Court finds appropriate. The Company is unable to provide a range of potential damages with respect to this action.

On May 9, 2011, the Company and its subsidiary filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. The Court has scheduled a hearing on this motion for September 27, 2011. The Company and its subsidiary intend to defend themselves vigorously with respect to this matter.

For the year ended December 31, 2010 and the six months ended June 30, 2011, the net revenue the Company received under the service agreement with Dental Associates represented approximately 2% of its consolidated net revenue for both periods and earnings before interest, taxes, depreciation and amortization represented approximately 3% and 2%, respectively, of its consolidated earnings before interest, taxes, depreciation and amortization.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(11) Short-term Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. The fair value of short-term investments and unrealized gains at June 30, 2011 were as follows (dollar amounts in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Fair Value
U.S. federal government securities	$909	$8	$917
Corporate bonds	929	4	933

Total short-term investments	$1,838	$12	$1,850

The Company periodically reviews its investments for other than temporary decline in fair value and writes down investments to their fair value when an other-than-temporary decline occurs. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell the investment, and whether it is more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at June 30, 2011 that was considered to be other-than-temporary.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,629	$3,112	$6,427	$5,457

Weighted average common shares outstanding	15,430	15,728	15,422	15,721

Net earnings per share	$0.17	$0.20	$0.42	$0.35

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,629	$3,112	$6,427	$5,457

Weighted average common shares outstanding	15,430	15,728	15,422	15,721
Add: Dilutive effect of options (1)	323	328	316	334

Weighted average common shares as adjusted	15,753	16,056	15,738	16,055

Net earnings per share	$0.17	$0.19	$0.41	$0.34

(1)	515,797 and 485,547 options were excluded from the computation of diluted net earnings per share for the three months ended June 30, 2011 and 2010, respectively, due to their antidilutive effect. 543,910 and 469,563 options were excluded from the computation of diluted net earnings per share for the six months ended June 30, 2011 and 2010, respectively, due to their antidilutive effect.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(13) Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $3,224,000, which includes approximately $410,000 in capitalized interest, in connection with this system as of June 30, 2011. These costs are being depreciated over ten years. Improvis currently has six separate modules, including scheduling/billing, electronic dental record, timekeeping, management dashboard, digital radiography and orthodontics. The Company began to depreciate costs associated with the scheduling/billing module in October 2005, costs associated with the timekeeping module in April 2009, costs associated with the management dashboard module in October 2010 and costs associated with the electronic dental record in January 2011. Depreciation expense for the three and six months ended June 30, 2011 was $58,000 and $116,000, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $27,000 and $55,000, respectively. Accumulated depreciation as of June 30, 2011 was $628,000.

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

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during the six months ended June 30, 2011. The Company’s financial assets and liabilities are primarily composed of cash equivalents, available-for-sale securities and an interest rate swap.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(747)	$—	$(747)
Cash equivalents	1,827	—	—	1,827
U.S. federal government securities	917	—	—	917
Corporate bonds	933	—	—	933

Total	$3,677	$(747)	$—	$2,930

December 31, 2010	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,184)	$—	$(1,184)
Cash equivalents	3,463	—	—	3,463

Total	$3,463	$(1,184)	$—	$2,279

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of June 30, 2011, there had been no change in classification between Level 1 and Level 2 financial assets.

The Company’s long-term debt is carried at cost and is more fully described in Note 9. As of June 30, 2011, the estimated fair value of the Company’s revolving line of credit was $8,103,000 and the estimated fair value of the term loan was $71,861,000.

(15) Income Taxes

As of June 30, 2011, the Company had $569,000 of gross unrecognized income tax benefits, of which $461,000 would have affected the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit increased from $552,000 to $569,000 during the six months ended June 30, 2011 primarily due to the recognition of interest and penalties.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of June 30, 2011, the Company had approximately $128,000 of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state jurisdictions. In the normal course of business, the Company is subject to examination by U.S. federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

(16) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of June 30, 2011 included in other non-current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ended June 30, 2011 and December 31, 2010 is set forth below (in thousands):

	June 30, 2011	December 31, 2010

Interest Rate Swap (a) (b)	$747	$1,184

(a)	Derivative designated as cash flow hedging instrument
(b)	As of June 30, 2011 the interest rate swap was classified as an other current liability

As of December 31, 2010 the interest rate swap was classified as a long-term liability

The impact on OCI from the interest rate swap for the quarter ended June 30, 2011 and the full year ended December 31, 2010 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2011	2010

Interest Rate Swap (a)	$213	$457

(a)	Derivative designated as cash flow hedging instrument

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended June 30, 2011 and concluded that the interest rate swap was effective.

(17) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, (“FASB”), issued authoritative guidance on improving disclosure requirements about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on the Company’s consolidated financial statements. The guidance effective for fiscal years beginning after December 15, 2010 did not have an impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivatives and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued authoritative guidance for disclosure requirements of supplementary pro forma information for business combinations. The amendment in this update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) occurred during the current year and had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning after December 15, 2010 and did not have an impact on the Company’s consolidated financial statements.

(18) Subsequent events

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

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development; staff recruitment; employee retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and technology; marketing; payor contracting; and financial planning, reporting and analysis. At June 30, 2011, we were affiliated with 26 dental group practices, comprising 579 full-time equivalent dentists practicing in 278 dental facilities in 21 states.

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

“In-market acquisitions” are acquisitions in which we acquire non-clinical assets of a practice and simultaneously the seller agrees to merge the remaining clinical assets of the practice with another practice that has previously entered into a service agreement with one of our subsidiary service companies and thereby becomes subject to that existing service agreement. The assets acquired and liabilities assumed in an in-market acquisition generally do not constitute a business, specifically a dental practice management business or management service organization, and under these circumstances we account for the transaction as an asset acquisition rather than a business combination.

During the second quarter of 2011, we completed seven in-market acquisitions. Cash paid in connection with these transactions, net of cash acquired, totaled $2,563,000. In connection with these acquisitions, we recorded $2,011,000 in intangible assets. Acquisitions completed during the quarter generated approximately $692,000 of patient revenue in the quarter and are expected to generate patient revenue of approximately $3,300,000 on an annualized basis.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The terms of these acquisitions do not provide for contingent payments. All transactions were accounted for as acquisitions of assets.

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

The following table provides the components of our net revenue for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reimbursement of expenses	$52,015	$48,666	$103,694	$97,708
Business service fees	16,920	17,468	34,677	33,928

Revenue earned under service agreements	68,935	66,134	138,371	131,636
Other revenue	5,018	6,232	10,404	12,584

Net revenue	$73,953	$72,366	$148,775	$144,220

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

We own 94% of Arizona Tooth Doctor. Arizona Tooth Doctor has seven locations in the greater Phoenix area and Globe, Arizona. As permitted by applicable state law, Arizona Tooth Doctor employs dentists and dental assistants in addition to administrative staff. Accordingly, we recognize patient revenue of Arizona Tooth Doctor. While we employ the dentists, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice. Approximately 90% of Arizona Tooth Doctor’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. In October 2009, AHCCCS reduced reimbursement to participating health plans by 5%, and these plans passed this reduction on to Arizona Tooth Doctor. AHCCCS reduced reimbursement by an additional 5% effective April 1, 2011, and two of the six major PPO health plans, representing approximately 25% of Arizona Tooth Doctor’s patient revenue, agreed not to pass this reimbursement reduction on to Arizona Tooth Doctor.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500 per person. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. We believe the affiliated practices have been affected by high rates of unemployment. The affiliated

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

practices have observed patients either delaying care or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. We anticipate that high levels of unemployment will continue to adversely affect our business for the foreseeable future, although we are unable to predict the likely duration or severity of those conditions or the magnitude of the effect on our business or results of operations. We do not, however, believe that these conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry. Under these conditions, existing facility growth was negative for 2010 and unchanged for the six months ended June 30, 2011.

Patient Revenue of the Affiliated Practices

We do not consolidate the financial statements of the affiliated practices other than Arizona Tooth Doctor. Patient revenue of the affiliated practices is, however, a financial measure used by our management to monitor operating performance and to help identify and analyze trends of the affiliated practices that may affect our business. Most of the operating expenses incurred by us, pursuant to service agreements, are on behalf of the affiliated practices in the operation of dental facilities. These expenses are significantly affected by the patient revenue of the affiliated practices.

The affiliated practices generate revenue from providing care to patients and receive payment from patients and third-party payors on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans, and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain contracts between the affiliated practices and third-party payors. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Fee-for-service and indemnity plans	12%	16%
PPO and dental referral plans	78%	73%
Capitated managed care plans	5%	6%
Medicaid and CHIP programs	5%	5%

For the affiliated practices, except Arizona Tooth Doctor, after collection of fees from patients and third-party payors for the provision of dental care and payment to us of our service fee and reimbursement of clinic expenses incurred by us on their behalf, the amounts remaining are available to and used by these affiliated practices as each affiliated practice so determines, including for compensation of dentists and, in certain states, dental hygienists and/or dental assistants who are employed by them.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and six months ended June 30, 2011 and 2010, same market patient revenue of all the affiliated practices, amounts due to us under service agreements, and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Total patient revenue:
Platform dental group practices affiliated with us in both periods of comparison	$111,320	$110,169	1.0%	$224,031	$220,955	1.4%
Platform dental group practices that affiliated with us from April 1, 2010 to June 30, 2011	4,633	1,737	166.7%	9,510	1,737	447.5%

Total patient revenue	115,953	111,906	3.6%	233,541	222,692	4.9%
Patient revenue of Arizona Tooth Doctor	4,592	5,639	-18.6%	9,644	11,405	-15.4%

Patient revenue of practice affiliated with us by means of service agreements	111,361	106,267	4.8%	223,897	211,287	6.0%
Net revenue due to us under service agreements	68,935	66,134	4.2%	138,371	131,636	5.1%

Amounts retained by practices affiliated with us by means of service agreements	$42,426	$40,133	5.7%	$85,526	$79,651	7.4%

Same market patient revenue increased 1.0% for the three months ended June 30, 2011 from the same period in the prior year, which was composed of a 0.8% increase in provider hours, a 3.3% increase in provider productivity per hour and a 3.1% deterioration in effectivity. Same market patient revenue growth for the three months ended June 30, 2011 excludes platform acquisitions that occurred after April 1, 2010. Same market patient revenue increased 1.4% for the six months ended June 30, 2011 from the same period in the prior year. The increase was composed of a 0.8% increase in provider hours, a 3.7% increase in provider productivity per hour and a 3.1% deterioration in effectivity. Same market patient revenue growth for the six months ended June 30, 2011 excludes platform acquisitions that occurred after January 1, 2010. Effectivity is the negotiated contractual reimbursement rate as a percentage of usual and customary fees, and a deterioration reflects negotiated rate increases were less than the increase in usual and customary fees.

Amounts retained by the affiliated practices, other than Arizona Tooth Doctor, increased as a percentage of patient revenue of the affiliated practices to 38.1% for the three months ended June 30, 2011 from 37.8% for the three months ended June 30, 2010. The increase was primarily due to the Cincinnati Dental platform acquisition, where the dental assistants and dental hygienists are employed by the affiliated practice and the related compensation expense is incurred by the affiliated practice.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change

Net revenue	$73,953	100.0%	$72,366	100.0%	2.2%
Operating expenses:
Salaries and benefits	29,196	39.5%	28,735	39.7%	1.6%
Lab fees and dental supplies	11,790	15.9%	10,668	14.7%	10.5%
Office occupancy	9,509	12.9%	9,131	12.6%	4.1%
Other operating expenses	7,682	10.4%	6,878	9.5%	11.7%
General corporate expenses	4,160	5.6%	3,669	5.1%	13.4%
Depreciation expense	3,070	4.2%	2,862	4.0%	7.3%
Amortization of intangible assets	2,559	3.5%	2,464	3.4%	3.9%

Total operating expenses	67,966	91.9%	64,407	89.0%	5.5%

Earnings from operations	5,987	8.1%	7,959	11.0%	-24.8%
Interest expense	1,525	2.1%	2,726	3.8%	-44.1%

Earnings before income taxes	4,462	6.0%	5,233	7.2%	-14.7%
Income taxes	1,818	2.5%	2,082	2.9%	-12.7%

Consolidated net earnings	2,644	3.6%	3,151	4.4%	-16.1%
Net earnings attributed to noncontrolling interest	15	0.0%	39	0.1%	-61.5%

Net earnings	$2,629	3.6%	$3,112	4.3%	-15.5%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change

Net revenue	$148,775	100.0%	$144,220	100.0%	3.2%
Operating expenses:
Salaries and benefits	58,444	39.3%	58,337	40.5%	0.2%
Lab fees and dental supplies	23,369	15.7%	21,736	15.1%	7.5%
Office occupancy	18,983	12.8%	18,256	12.7%	4.0%
Other operating expenses	15,002	10.1%	13,425	9.3%	11.7%
General corporate expenses	7,949	5.3%	7,316	5.1%	8.7%
Depreciation expense	5,935	4.0%	5,707	4.0%	4.0%
Amortization of intangible assets	5,099	3.4%	4,870	3.4%	4.7%

Total operating expenses	134,781	90.6%	129,647	89.9%	4.0%

Earnings from operations	13,994	9.4%	14,573	10.1%	-4.0%
Interest expense	3,108	2.1%	5,378	3.7%	-42.2%

Earnings before income taxes	10,886	7.3%	9,195	6.4%	18.4%
Income taxes	4,405	3.0%	3,632	2.5%	21.3%

Consolidated net earnings	6,481	4.4%	5,563	3.9%	16.5%
Net earnings attributed to noncontrolling interest	54	0.0%	106	0.1%	-49.1%

Net earnings	$6,427	4.3%	$5,457	3.8%	17.8%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Statement Impact of Recent Acquisitions

We acquired the non-clinical assets of Cincinnati Dental Services, Inc. and Dentco, Inc., or collectively Cincinnati Dental, on June 1, 2010, which affected our net revenue, operating expenses and margins. Pursuant to state laws, the dental hygienists and dental assistants at Cincinnati Dental are employed by the affiliated practice, rather than by us. As a result, the net revenue we earn from Cincinnati Dental in the form of expense reimbursement and the expenses we incur in the form of salaries and benefits are less than many of our other affiliated practices and our overall consolidated results of operations. This additionally affected our consolidated operating margins for the three and six months ended June 30, 2011 by decreasing salaries and benefits as a percentage of net revenue and increasing our other operating expenses as a percentage of net revenue.

Net Revenue

Net revenue increased 2.2% to $73,953,000 for the three months ended June 30, 2011 from $72,366,000 for the three months ended June 30, 2010. Net revenue increased 3.2% to $148,775,000 for the six months ended June 30, 2011 from $144,220,000 for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the increase was primarily the result of revenue contribution from the Cincinnati Dental platform acquisition, offset by decreased revenue at Arizona Tooth Doctor as a result of reduced AHCCCS reimbursement rates.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of our consolidated net revenue for the three and six months ended June 30, 2011 and represented approximately 22% of our consolidated net revenue for the three and six months ended June 30, 2010. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of our consolidated net revenue for the three and six months ended June 30, 2011 and represented approximately 12% and 13% of our consolidated net revenue for the three and six months ended June 30, 2010. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue for the three and six months ended June 30, 2011 and 2010.

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

Salaries and benefits expense as a percentage of net revenue decreased to 39.5% for the three months ended June 30, 2011 from 39.7% for the three months ended June 30, 2010. Salaries and benefits expense as a percentage of net revenue decreased to 39.3% for the six months ended June 30, 2011 from 40.5% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the decrease was primarily due to staffing adjustments at Arizona Tooth Doctor in response to reduced AHCCCS reimbursement rates.

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.9% of net revenue for the three months ended June 30, 2011 from 14.7% for the three months ended June 30, 2010. The increase was primarily attributable to lab fees, and to a lesser extent dental supplies. Cincinnati Dental contributed the majority of the increase in lab fees with the remainder spread across many affiliated dental groups, which we believe can be attributed to price increases by dental labs in response to higher precious metal costs. The increase in dental supplies was

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

spread across a number of affiliated dental groups as a result of our dental supplier passing price increases from manufacturers to us. Lab fees and dental supplies expense as a percentage of net revenue increased to 15.7% of net revenue for the six months ended June 30, 2011 from 15.1% for the six months ended June 30, 2010. The increase was primarily attributable to labs fees. Cincinnati Dental contributed the majority of the increase in lab fees with the remainder spread across many affiliated dental groups, which we believe can be attributed to price increases by dental labs in response to higher precious metal costs.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 12.9% for the three months ended June 30, 2011 from 12.6% for the three months ended June 30, 2010. Office occupancy expense as a percentage of net revenue increased to 12.8% for the six months ended June 30, 2011 from 12.7% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the increase was primarily attributable to the Cincinnati Dental platform acquisition and de novo facilities completed in 2010 and the one de novo facility completed in 2011 at Texas Tooth Doctor for Kids.

Other Operating Expenses

Other operating expenses includes general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

Other operating expenses as a percentage of net revenue increased to 10.4% for the three months ended June 30, 2011 from 9.5% for the three months ended June 30, 2010. Other operating expenses as a percentage of net revenue increased to 10.1% for the six months ended June 30, 2011 from 9.3% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the increase was primarily attributable to the Cincinnati Dental platform acquisition and de novo facilities completed in 2010 and the one de novo facility completed in 2011 at Texas Tooth Doctor for Kids. The remaining increase was attributable to professional fees, including legal expense associated with the litigation with Redwood Dental Group.

General Corporate Expense

General corporate expense consists of compensation and travel expenses for our corporate personnel and administrative staff; facility and other administrative costs of our corporate office; and professional fees, including legal and accounting.

General corporate expense as a percentage of net revenue increased to 5.6% for the three months ended June 30, 2011 from 5.1% for the three months ended June 30, 2010. General corporate expense as a percentage of net revenue increased to 5.3% for the six months ended June 30, 2011 from 5.1% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the increase was primarily attributable to higher legal fees and stock-based compensation expense.

Stock-based compensation expense was $545,000 and $432,000 for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense was $933,000 and $823,000 for the six months ended June 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.2% for the three months ended June 30, 2011 from 4.0% for the three months ended June 30, 2010. The increase was primarily due to de novo facilities completed in 2010 and the one de novo facility completed in 2011 at Texas Tooth Doctor for Kids. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue remained unchanged at 4.0% for the six months ended June 30, 2011 and 2010.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Amortization of Service Agreements and Other Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.5% for the three months ended June 30, 2011 from 3.4% for the three months ended June 30, 2010. The increase was primarily the result of amortization of intangible assets associated with the Cincinnati Dental platform acquisition. Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue remained unchanged at 3.4% for the six months ended June 30, 2011 and 2010.

Earnings from Operations

Earnings from operations decreased 24.8% to $5,987,000 for the three months ended June 30, 2011 from $7,959,000 for the three months ended June 30, 2010. As a percentage of net revenue, earnings from operations decreased to 8.1% for the three months ended June 30, 2011 from 11.0% for the three months ended June 30, 2010. Earnings from operations decreased 4.0% to $13,994,000 for the six months ended June 30, 2011 from $14,573,000 for the six months ended June 30, 2010. As a percentage of net revenue, earnings from operations decreased to 9.4% for the six months ended June 30, 2011 from 10.1% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the decrease in earnings from operations was primarily due to increased lab fees and dental supplies expense, other operating expenses, and general corporate expenses.

Interest Expense

Net interest expense decreased to $1,525,000 for the three months ended June 30, 2011 from $2,726,000 for the three months ended June 30, 2010. Net interest expense decreased to $3,108,000 for the six months ended June 30, 2011 from $5,378,000 for the six months ended June 30, 2010. We refinanced our bank debt in May 2011 and May 2010. The quarter ended June 30, 2011 includes the write-off of $370,000 of previously capitalized bank fees and the prior year’s quarter includes the write-off of $615,000 of previously capitalized bank fees. Excluding these write-offs, the decrease in interest expense for the three and six months ended June 30, 2011 was due to reduced debt levels and lower interest rates associated with our refinancings.

Income Taxes

Our effective tax rate increased to 40.7% for the three months ended June 30, 2011 as compared to 39.8% for the three months ended June 30, 2010. Our effective tax rate increased to 40.5% for the six months ended June 30, 2011 as compared to 39.5% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, the increase in the effective tax rate was due to increased earnings in states with higher tax rates. We expect our effective tax rate to be approximately 41% for the year ending December 31, 2011.

Net Earnings Attributed to Noncontrolling Interests

Net earnings attributed to noncontrolling interests decreased to $15,000 for the three months ended June 30, 2011 as compared to $39,000 for the three months ended June 30, 2010. The decrease was primarily due to decreased earnings at Arizona Tooth Doctor as a result of a reduction in Medicaid reimbursement rates. Net earnings attributed to noncontrolling interests decreased to $54,000 for the six months ended June 30, 2011 as compared to $106,000 for the six months ended June 30, 2010. The decrease was primarily due to a decrease in noncontrolling interests ownership of Arizona Tooth Doctor.

Net Earnings Attributed to American Dental Partners, Inc.

Net earnings attributed to American Dental Partners, Inc. decreased 15.5% to $2,629,000 for the three months ended June 30, 2011 from $3,112,000 for the three months ended June 30, 2010. The decrease was primarily due to increased operating expenses offset by increased revenue and decreased interest expense. Net earnings attributed to American Dental Partners, Inc. increased 17.8% to $6,427,000 for the six months ended June 30, 2011 from $5,457,000 for the six months ended June 30, 2010. The increase was primarily due to increased net revenue and decreased interest expense offset by increased operating expenses.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Non-GAAP Measures

We believe non-GAAP financial measures such as adjusted net earnings and adjusted net earnings excluding service agreement amortization are important financial measures for our investors’ understanding of our financial performance. Expenses relating to our debt refinancing and professional fees related to our acquisitions have been presented separately and excluded from our adjusted net earnings, a non-GAAP financial measure, due to their magnitude and the fact they are not part of our ongoing operations. We record on our balance sheet definite-lived intangible assets related to service agreements, and accordingly we recognize significant non-cash amortization expense. Amortization expense of intangible assets related to service agreements with the affiliated practices is presented separately and excluded from our net earnings excluding service agreement amortization, a non-GAAP financial measure, due to its magnitude and non-cash impact on our ongoing operations and because, unlike depreciation of our dental facilities, it does not require recurring capital investment. We do not consider adjusted net earnings excluding service agreement amortization in evaluating our financial condition or operating performance. This non-GAAP measure is provided based on previous requests from certain of our stockholders.

The primary limitation associated with our use of non-GAAP measures is that these measures may not be directly comparable to the amounts reported by other companies. In the following table, we compensate for this limitation by providing the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measures (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net earnings (as reported)	$2,629	$3,112	$6,427	$5,457
Add: Write-off of expenses associated with debt refinancing, net of tax (a)	219	370	219	372
Add: Expenses associated with Cincinnati Dental Services acquisition, net of tax (a)	—	123	—	174

Adjusted net earnings	2,848	3,605	6,646	6,003
Add: Amortization related to service agreements, net of tax (a)	1,506	1,475	3,017	2,928

Adjusted net earnings excluding service agreement amortization	$4,354	$5,080	$9,663	$8,931

Weighted average diluted shares outstanding	15,753	16,056	15,738	16,055
Diluted adjusted net earnings per share	$0.18	$0.22	$0.42	$0.37

Diluted adjusted net earnings excluding service agreement amortization per share	$0.28	$0.32	$0.61	$0.56

(a)	Tax effect calculated using consolidated tax rate in the period reported.

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

Operating Activities

For the six months ended June 30, 2011 and 2010, cash provided by operating activities amounted to $25,441,000 and $17,729,000, respectively. Cash provided by operations primarily resulted from cash provided by consolidated net earnings after adjusting for non-cash items, an increase in accounts payable and accrued expenses, and a decrease in income taxes receivable. The increase in accounts payable and accrued expenses was primarily attributable to timing of payments between the periods of comparison. Cash used for taxes decreased because applied a tax receivable from the prior year and utilized tax incentives associated with the Job Creation Act of 2010, which allows for 100% deduction of certain capital expenditures at the time they are placed in service.

Investing Activities

For the six months ended June 30, 2011 and 2010, cash used for investing activities amounted to $11,332,000 and $22,907,000, respectively. Cash paid for acquisitions, net of cash acquired, decreased $15,285,000 for the six months ended June 30, 2011 due to the acquisition of Cincinnati Dental on June 1, 2010. Capital expenditures increased $3,736,000 for the six months ended June 30, 2011 as compared to the same period in 2010 due to an increased number of electronic dental record implementations at various dental facilities. Our captive insurance company, Edgewater Indemnity Company, invested $1,774,000 of its cash into available-for-sale securities during the six months ended June 30, 2011.

Financing Activities

For the six months ended June 30, 2011, cash used in financing activities amounted to $14,250,000. For the six months ended June 30, 2010, cash provided by financing activities amounted to $4,925,000. For the six months ended June 30, 2011, we retired debt under our senior secured credit facility by $13,750,000 as a result of increased operating cash flow and decreased acquisition activity. Net borrowings for the six months ended June 30, 2010 were $7,100,000 associated with the Cincinnati Dental platform acquisition less repayments from operating cash flow.

Credit Agreement

In May 2011, we entered into an amendment to our senior secured credit facility. The $180,000,000 senior secured credit facility, has a $100,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in May 2016 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or the LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, which was 3.25 % as of June 30, 2011, the Federal Funds rate plus 0.50 % or the LIBOR rate plus 1.00%. The margin is based upon our leverage ratio and ranges from 0.50% to 2.25% for Base Rate borrowings and 1.50% to 3.25% for LIBOR borrowings. In addition, we pay a commitment fee ranging from 0.25% to 0.50% on the unused balance of the revolving line of credit based on our leverage ratio.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We are required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2011 and ending in May 2016 and a $40,000,000 payment at maturity. The total amount of repayments in 2011 is scheduled to be $8,000,000.

Pursuant to the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $50,000,000 and on an annual basis may not exceed $20,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We must comply with financial and other covenants under our senior secured credit facility. Our senior secured credit facility required that our net worth as of June 30, 2011 be no less than $168,585,000 our maximum EBITDA leverage ratio be no more than 3.0 and our fixed charge minimum coverage be no less than 1.15. As of June 30, 2011, we were in compliance with these financial covenants, as per covenant calculations, our net worth was $203,101,000, our EBITDA leverage ratio was 1.8 and our fixed charge coverage was 1.4.

The outstanding balance with respect to the senior secured credit facility as of June 30, 2011 was $78,000,000 under the term loan and $8,500,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,512,291 at June 30, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $61,500,000 was available for borrowing under the revolving line of credit.

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

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangible assets, which are the result of acquisitions. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of acquisition involve the use of management’s judgments and estimates. These estimates are based on, among other factors, projected future income, cash flows and, when necessary, input from accredited valuation consultants. At June 30, 2011, goodwill and intangible assets were $273,331,000 and represented 73% of our total assets, with goodwill and indefinite-lived intangible assets representing 35% of our intangible assets and definite-lived intangible assets related to service agreements representing 65% of our intangible assets.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

We recognize capitalized service agreement costs, which we account for as definite-lived intangible assets and record at fair value. In determining the fair value of a service agreement recognized in connection with an acquisition, management estimates the timing, amount and value of future expected cash flows. With one exception, each service agreement has an initial contractual term of 40 years, and the agreement is amortized on a straight-line basis over a period of 25 years. In the event a service agreement is terminated, the related affiliated practice is required, at our option in most instances, to purchase the remaining unamortized balance of intangible assets at the current book value, purchase other assets at the greater of fair value or book value and assume leases and other liabilities related to the performance of our obligations under the service agreement.

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

Variable Interest Entities

Accounting guidance under Accounting Standards Codification, or ASC, 810, “Consolidation,” requires us to consolidate the financial statements of a practice that is affiliated with us by means of a service agreement with our financial results if the affiliated practice is a variable interest entity, or VIE, and we are the primary beneficiary of the VIE. Our evaluation is subjective in nature and incorporates both qualitative and quantitative factors to determine if an affiliated practice is a VIE and if we are the primary beneficiary such that financial statement consolidation would be required. An affiliated practice would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the affiliated practice’s activities without additional subordinated financial support) or (b) the equity holders of the affiliated practice as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the affiliated practice’s economic performance, (ii) possess nonsubstantive voting rights, (iii) lack the obligation to absorb the affiliated practice’s expected losses or (iv) lack the right to receive the affiliated practice’s expected residual returns. Although the characteristics of (b) do not exist, with respect to (a) we may and do provide advances to certain affiliated practices in instances when their cash flow is not sufficient to meet their working capital obligations, which may indicate that an affiliated practice is thinly capitalized. These circumstances led us to conduct an analysis, pursuant to ASC 810, and conclude that certain of our affiliated practices may be VIEs.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The analysis, included a review, of our contractual agreements with each of the affiliated practices to ascertain whether we have the power to direct the activities of the affiliated practice that most significantly affect its economic performance and the obligation to absorb losses or the right to receive benefits of the affiliated practice. We would be considered the primary beneficiary of a VIE, to the extent the affiliated practice is a VIE, if we meet both criteria. Based upon our assessment of the affiliated practices, we believe that operating risk (including sales volume risk, price risk and other operating cost risk) is the risk that will have the most significant impact on an affiliated practice’s economic performance. We believe that the activities that most significantly affect an affiliated practice’s economic performance are with respect to patient revenue; expenses, including those attributable to dentist compensation and benefits; and collection policies. Following our review of the terms of the service agreements with each of the affiliated practices, we have determined that we do not have the power to direct the activities of the affiliated practices that most significantly affect their economic performance. We have no other obligation to absorb the affiliated practices’ losses nor do we have the right to receive the affiliated practices’ benefits. Therefore, we have concluded that we are not the primary beneficiary of the VIEs, to the extent they exist, and we have not consolidated the financial statements of the practices that are affiliated with us by means of a service agreement with our financial statements for all periods presented. We consider each time that we enter into a new service agreement or enter into material amendments to an existing service agreement whether the terms of these agreements or amendments would change the elements we consider important to our primary beneficiary conclusion.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator subsidiary and our dental laboratory businesses. At June 30, 2011, amounts due from the affiliated practices represented 84% of our accounts receivable.

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

We are subject to income tax obligations with respect to both the U.S. federal government and multiple state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. The tax years 2008, 2009 and 2010 remain open to examination by both federal and state authorities.

We record interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. For the six months ended June 30, 2011, we recognized $15,000 of interest and penalties expense in our consolidated statement of income.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on improving disclosure about fair value measurements. The guidance improves disclosures originally required under accounting for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirements about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The guidance effective for interim and annual periods beginning after December 15, 2009 did not have an impact on our consolidated financial statements. The guidance effective for fiscal years beginning after December 15, 2010 did not have an impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on derivatives and hedging with a focus on embedded credit derivatives. The guidance improves disclosures originally required under accounting for derivatives and hedging and is effective for interim and annual periods beginning after June 15, 2010. The guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance for disclosure requirements of supplementary pro forma information for business combinations. The amendment in this update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) occurred during the current year and had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective for fiscal years beginning after December 15, 2010 and did not have an impact on our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.50% to 2.25% for base rate borrowings and 1.50% to 3.25% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at June 30, 2011 under our variable-rate senior secured credit facility and term loan for each one percentage point change in interest rates would be approximately $665,000.

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

Stockholder Litigation

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. excluded themselves from the class action settlement resolving consolidated actions entitled “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS, and filed an opt-out complaint in the United States District Court for the District of Massachusetts, against us and certain of our executive officers, entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331, which we refer to as the Opt-Out Action.

The Opt-Out Action complaint (i) asserts that the plaintiffs purchased over 500,000 shares of our common stock during the period of February 25, 2004 through December 13, 2007; (ii) alleges that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group against our subsidiary, PDHC, Ltd., entitled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 and conduct at issue in that action during the period of February 25, 2004 through December 13, 2007, which had the effect of artificially inflating the market price of our common stock; (iii) asserts control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants; and (iv) claims that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act.

The plaintiffs seek an unspecified amount of monetary damages, costs and attorneys’ fees and any other relief the Court deems proper. We are unable to provide a range of potential damages with respect to this action.

On June 11, 2010, we and the other defendants filed a motion to dismiss the Opt-Out Action. On March 31, 2011, the Court denied the motion to dismiss with respect to the Section 10(b) and Section 20(a) claims, but granted the motion to dismiss with respect to the Section 18 claim. We intend to defend ourselves vigorously with respect to this matter.

Litigation with Dental Associates, P.C.

On March 17, 2011, Dental Associates, P.C., the affiliated practice at Redwood Dental Group, filed a lawsuit against us and our subsidiary, American Dental Partners of Michigan, LLC, in the Wayne County Circuit Court in Michigan, Case No. 11-003213-CK. On April 15, 2011, we filed all necessary papers to move the lawsuit to the United States District Court for the Eastern District of Michigan, where the action is now pending, Case No. 2:11-cv-11624-DPH-MJH.

The complaint claims, among other things, (i) that we and our subsidiary breached fiduciary duties owed to Dental Associates; (ii) that our subsidiary breached the service agreement between it and Dental Associates; (iii) that we and our subsidiary tortiously interfered with Dental Associates’ relationships with its employees, patients, prospective patients and the state of Michigan; and (iv) that we and our subsidiary were unjustly enriched by these alleged actions.

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

On May 9, 2011, we and our subsidiary filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. The Court has scheduled a hearing on this motion for September 27, 2011. We and our subsidiary intend to defend ourselves vigorously with respect to this matter.

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

For the year ended December 31, 2010 and the six months ended June 30, 2011, the net revenue we received under the service agreement with Dental Associates represented approximately 2% of our consolidated net revenue for both periods and earnings before interest, taxes, depreciation and amortization represented approximately 3% and 2%, respectively, of our consolidated earnings before interest, taxes, depreciation and amortization.

Litigation with OCG, Ltd.

On or about April 29, 2011, OCG, Ltd., the affiliated practice at Orthodontic Care Specialists in Minnesota, served an amended complaint against us and our subsidiary, Apple Park Associates, Inc. The original complaint was served on us and our subsidiary on or about November 18, 2010. The complaint is captioned for the Hennepin County District Court in Minnesota. However, as of the filing date of this quarterly report, OCG has not filed the complaint with the Court and no case number has therefore been assigned.

The original complaint included a single count alleging that we and our subsidiary breached fiduciary duties owed to OCG and that, as a direct and proximate result, OCG was damaged in an amount in excess of $50,000. The original complaint sought, among other things, a judgment in favor of OCG on its breach of fiduciary duty claim and an award of attorneys’ fees and litigation costs.

The amended complaint claims, among other things: (i) that we and our subsidiary breached fiduciary duties owed to OCG; (ii) that we and our subsidiary breached an alleged contract pursuant to which OCG would remain neutral in litigation between us and PDG, P.A. and provide certain orthodontic services for one clinic staffed by the orthodontic practice of Metro Dentalcare, in exchange for Metro Dentalcare’s orthodontic practice being merged into OCG, which merger has not occurred; (iii) promissory estoppel with respect to alleged promises made by us and our subsidiary to OCG regarding that merger and the elimination of Metro Dentalcare’s orthodontic practice as a competitor to OCG; and (iv) unjust enrichment with respect to alleged financial benefit received by us and our subsidiary from our relationship with Metro Dentalcare’s orthodontic practice that would have allegedly inured to the financial benefit of OCG.

The amended complaint seeks, among other things, (i) monetary damages for the breach of fiduciary duty claim in excess of $50,000; (ii) monetary damages for the breach of contract, promissory estoppel and unjust enrichment claims in excess of $50,000; and (iii) attorneys’ fees and litigation costs. The amended complaint also provides notice of OCG’s intent to seek leave to further amend its complaint at a future time to seek punitive damages. We are unable to provide a range of potential damages with respect to this action.

We are our subsidiary served OCG with our responses to the amended complaint on August 5, 2011.

For the year ended December 31, 2010 and the six months ended June 30, 2011, the net revenue we received under the service agreement with Dental Associates represented approximately 3% of our consolidated net revenue for both periods and earnings before interest, taxes, depreciation and amortization represented approximately 5% and 4%, respectively, of our consolidated earnings before interest, taxes, depreciation and amortization.

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

During the three months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010.

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

AMERICAN DENTAL PARTNERS, INC.

August 9, 2011	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

August 9, 2011	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

August 9, 2011	/s/ Mark W. Vargo
Mark W. Vargo
Vice President, Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Exhibit No.	Description		Incorporated by Reference
		Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

10.1*	Written Description of the Company’s Executive Bonus Plan		8-K	April 6, 2011	000-23363

10.2*	Form of Nonqualified Stock Option Agreement for Amended 2005 Equity Incentive Plan with Qualified Retirement Provision		8-K	April 6, 2011	000-23363

10.3*	Form of Performance Share Award Agreement for Amended 2005 Equity Incentive Plan		8-K	April 6, 2011	000-23363

10.4

First Amendment to the Credit Agreement dated May 7, 2010 among American Dental Partners, Inc., its subsidiaries as Subsidiary Guarantors, each lender from time to time a party, and Bank of America, N.A., as administrative agent for itself and the other lenders and as Letter of Credit Issuer and the Swing Line Lender

X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

101

The following items from the Company’s Form 10Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Statement of Shareholder’s Equity, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) the unaudited Notes to the Consolidated Financial Statements

X

*	Management contract or compensatory plan