Form 10-Q
period 2011-09-30
AMERICAN DENTAL PARTNERS INC
filed 2011-11-09
CIK 1028087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2011 was 15,527,681.

AMERICAN DENTAL PARTNERS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (unaudited)	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

Signatures		40

Exhibit Index		41

On November 7, 2011, we announced that the Company entered into a definitive merger agreement (the “Merger Agreement”) dated November 4, 2011 to be acquired by an affiliate of JLL Partners, Inc., for $19.00 per share in cash (the “Merger”). The transaction is valued at approximately $398 million, including $81 million in currently outstanding debt. If the Merger is approved by the holders of a majority of the Company’s common shares entitled to vote on the matter, the transaction is expected to close by the end of the first quarter of 2012. The Merger is subject to customary closing conditions. During a “go-shop” period beginning on the date of the Merger Agreement and continuing until 11:59 p.m., Eastern time, on December 14, 2011, the Company may initiate, solicit and facilitate alternative acquisition proposals from third parties and may enter into and maintain discussions or negotiations with respect to alternative acquisition proposals. There can be no assurance that this process will result in a transaction more favorable to the Company’s stockholders than the Merger.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. Any such forward-looking statements relating to the Merger are subject to various risks and uncertainties, including uncertainties as to the timing of the Merger; the possibility that alternative acquisition proposals will be made; the possibility that alternative acquisition proposals will not be made; the possibility that various closing conditions for the Merger may not be satisfied or waived; the possibility that JLL Partners, Inc. will be unable to obtain sufficient funds to close the Merger; the failure of the Merger to close for any other reason; the amount of fees and expenses related to the Merger; the diversion of management’s attention from ongoing business concerns; the effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees; the Merger Agreement’s contractual restrictions on the conduct of our business prior to the completion of the Merger; the possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely matter or at all; and the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,507	$4,798
Short-term investments	2,215	—
Accounts receivable, net	19,061	19,403
Inventories	2,994	2,942
Prepaid expenses and other current assets	5,566	4,555
Prepaid/refundable income taxes	820	1,652
Deferred income taxes	3,921	3,936

Total current assets	38,084	37,286

Property and equipment, net	59,308	53,095

Non-current assets:
Goodwill	90,750	90,750
Service agreements and other intangible assets, net	180,005	185,669
Other	5,118	5,556

Total non-current assets	275,873	281,975

Total assets	$373,265	$372,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,191	$16,807
Accrued compensation and benefits	9,153	9,943
Accrued expenses	6,778	5,857
Current maturities of debt	8,038	8,156

Total current liabilities	45,160	40,763

Non-current liabilities:
Long-term debt	73,350	92,250
Deferred income taxes	43,570	38,707
Other liabilities	4,005	5,202

Total non-current liabilities	120,925	136,159

Total liabilities	166,085	176,922

Noncontrolling interests	562	462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 25,000,000 shares authorized, 16,516,480 and 16,382,330 shares issued; 15,527,681 and 15,393,531 shares outstanding at September 30, 2011 and December 31, 2010, respectively	165	163
Additional paid-in capital	107,644	105,641
Treasury stock, at cost (988,799 shares)	(8,572)	(8,572)
Accumulated comprehensive income	(490)	(1,184)
Retained earnings	107,871	98,924

Total stockholders’ equity	206,618	194,972

Total liabilities and stockholders’ equity	$373,265	$372,356

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$70,241	$71,116	$219,016	$215,336
Operating expenses:
Salaries and benefits	28,294	29,242	86,738	87,579
Lab fees and dental supplies	10,776	10,759	34,145	32,495
Office occupancy	9,655	9,611	28,638	27,867
Other operating expense	7,453	6,932	22,455	20,357
General corporate expense	3,023	3,054	10,972	10,370
Depreciation	3,125	2,903	9,060	8,610
Amortization of intangible assets	2,576	2,542	7,675	7,412

Total operating expenses	64,902	65,043	199,683	194,690

Earnings from operations	5,339	6,073	19,333	20,646
Interest expense	1,028	1,710	4,136	7,088

Earnings before income taxes	4,311	4,363	15,197	13,558
Income taxes	1,602	1,605	6,007	5,237

Consolidated net earnings	2,709	2,758	9,190	8,321
Less: Net earnings attributable to non-controlling interests	30	43	84	149

Net earnings attributable to American Dental Partners, Inc.	$2,679	$2,715	$9,106	$8,172

Net earnings attributable to common stockholders per common share:
Basic	$0.17	$0.17	$0.59	$0.52

Diluted	$0.17	$0.17	$0.58	$0.51

Weighted average common shares outstanding:
Basic	15,451	15,695	15,432	15,712

Diluted	15,700	15,991	15,726	16,032

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

(in thousands)

(unaudited)

	Common Stock Issued	Common Stock in Treasury	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest
Balance at December 31, 2009	16,273	(582)	$162	$103,151	$87,661	$(3,874)	$(1,641)	$185,459	$1,857
Issuance of common stock for employee stock purchase plan including tax benefit of $0	51	—	1	448	—	—	—	449	—
Issuance of common stock for exercised stock options, including tax benefit of $1	26	—	—	165	—	—	—	165	—
Income tax shortfall from stock option plans	—	—	—	(77)	—	—	—	(77)	—
Stock-based compensation expense	—	—	—	1,273	—	—	—	1,273	—
Repurchase of common stock	—	(222)	—	—	—	(2,468)	—	(2,468)	—
Accumulated other comprehensive income	—	—	—	—	—	—	232	232	—
Fair value adjustment of noncontrolling interests	—	—	—	—	860	—	—	860	(860)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	(593)
Purchase of additional interest in subsidiary	—	—	—	—	—	—	—	—	(45)
Sale of interest in subsidiary	—	—	—	34	—	—	—	34	—
Net earnings	—	—	—	—	8,172	—	—	8,172	149

Balance at September 30, 2010	16,350	(804)	$163	$104,994	$96,693	$(6,342)	$(1,409)	$194,099	$508

Balance at December 31, 2010	16,382	(989)	$163	$105,641	$98,924	$(8,572)	$(1,184)	$194,972	$462
Issuance of common stock for employee stock purchase plan	39		1	407				408
Issuance of common stock for exercised stock options, including tax benefit of $3	29	—	—	119	—	—	—	119	—
Issuance of common stock for performance shares	66		1					1
Income tax shortfall from stock option plans	—	—	—	(12)	—	—	—	(12)	—
Stock-based compensation expense	—	—	—	1,468	—	—	—	1,468	—
Unrealized-gain on available for-sale securities	—	—	—	—	—	—	13	13	—
Accumulated other comprehensive income	—	—	—	—	—	—	681	681	—
Fair value adjustment of noncontrolling interests	—	—	—	—	(159)	—	—	(159)	159
Noncontrolling interest contribution (distribution)	—	—	—	21	—	—	—	21	(143)
Net earnings	—	—	—	—	9,106	—	—	9,106	84

Balance at September 30, 2011	16,516	(989)	$165	$107,644	$107,871	$(8,572)	$(490)	$206,618	$562

See accompanying notes to interim consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net earnings	$9,190	$8,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,060	8,610
Stock-based compensation	1,468	1,273
Amortization of intangible assets	7,675	7,412
Other amortization	1,307	1,933
Deferred income tax benefit	4,858	(339)
Amortization of premium on available-for-sale securities	30	—
Loss on disposal of property and equipment	191	37
Changes in assets and liabilities, net of acquisitions and affiliations:
Accounts receivable, net	410	1,513
Other current assets	(1,099)	(323)
Accounts payable and accrued expenses	4,958	625
Accrued compensation and benefits	(790)	(383)
Income taxes payable/refundable, net	832	(1,219)
Other, net	(569)	(142)

Net cash provided by operating activities	37,521	27,318

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,713)	(18,773)
Capital expenditures	(14,516)	(5,350)
Contingent and deferred payments	—	(1,800)
Purchase of available-for-sale securities	(2,184)	—
Sale of available-for-sale securities	56	—

Net cash used in investing activities	(19,357)	(25,923)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	1
Proceeds from credit facilities	101,989	212,350
Repayments under revolving and term credit facilities	(120,889)	(208,350)
Repayments of debt	(118)	(147)
Contributions from (distributions to) noncontrolling interest holders	(122)	(593)
Purchase of additional interest in subsidiary	—	(45)
Sale of interest in subsidiary	—	34
Repurchase of common stock	—	(2,468)
Proceeds from shares issued under employee stock purchase plan	407	448
Proceeds from issuance of common stock for exercise of stock options	116	164
Tax benefit on exercise of stock options	3	1
Payment of debt issuance costs	(842)	(1,930)

Net cash used in financing activities	(19,455)	(535)

(Decrease) Increase in cash and cash equivalents	(1,291)	860
Cash and cash equivalents at beginning of period	4,798	6,807

Cash and cash equivalents at end of period	$3,507	$7,667

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,831	$5,307

Cash paid during the period for taxes	$930	$7,319

Non-cash investing activities:
Capital expenditures accrued for, not paid	$149	$427

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

(3) Variable Interest Entities

Accounting guidance under Accounting Standards Codification (“ASC”) 810, “Consolidation,” requires the Company to consolidate the financial statements of a practice that is affiliated with it by means of a service agreement with its financial results if the affiliated practice is a variable interest entity (VIE) and is the primary beneficiary of such VIE. The Company’s evaluation is subjective in nature and incorporates both qualitative and quantitative factors to determine if an affiliated practice is a VIE and if the Company is the primary beneficiary such that financial statement consolidation would be required. An affiliated practice would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the affiliated practice’s activities without additional subordinated financial support) or (b) the equity holders of the affiliated practice as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the affiliated practice’s economic performance, (ii) possess nonsubstantive voting rights, (iii) lack the obligation to absorb the affiliated practice’s expected losses or (iv) lack the right to receive the affiliated practice’s expected residual returns. Although the characteristics of (b) do not exist, with respect to (a) the Company may and does provide advances to certain affiliated practices in instances when their cash flow is not sufficient to meet their working capital obligations, which may indicate that an affiliated practice is thinly capitalized. These circumstances led the Company to conduct an analysis, pursuant to ASC 810, and conclude that certain of its affiliated practices may be VIEs.

The analysis included a review of the Company’s contractual agreements with each of the affiliated practices to ascertain whether the Company had the power to direct the activities of the affiliated practice that most significantly affect its economic performance and the obligation to absorb losses or the right to receive benefits of the affiliated practice. The Company would be considered the primary beneficiary of a VIE, to the extent the affiliated practice is a VIE, if it met both of the criteria. Based upon the Company’s assessment of the affiliated practices, the Company

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

believes that operating risk (including sales volume risk, price risk and other operating cost risk) is the risk that will have the most significant impact on an affiliated practice’s economic performance. The Company believes that the activities that most significantly affect an affiliated practice’s economic performance are with respect to patient revenue; expenses, including those attributable to dentist compensation and benefits; and collection policies. Following its review of the terms of the service agreements with each of the affiliated practices, the Company has determined that it does not have the power to direct the activities of the affiliated practices that most significantly affect their economic performance. The Company has neither an obligation to absorb the affiliated practices’ losses, nor the right to receive the affiliated practices’ benefits. Therefore, the Company is not the primary beneficiary of the VIEs, to the extent they exist, and it has not consolidated the financial statements of the practices that are affiliated with the Company by means of a service agreement with its financial statements for any period presented. The Company considers each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement whether the terms of that agreement or amendment would change the elements it considers important to the primary beneficiary conclusion.

As of September 30, 2011, the Company was not the primary beneficiary for its VIEs, to the extent any affiliated practice is a VIE. The Company’s maximum risk of loss related to these possible VIEs is limited to its receivables due from the affiliated practices of approximately $16,277,000 and $16,806,000 at September 30, 2011 and December 31, 2010, respectively.

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

(5) Recent Acquisitions

During the third quarter of 2011, the Company did not complete any acquisitions.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Intangible Assets and Goodwill

Intangible assets consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	Service Agreements	Customer Relationships	Covenants not to Compete	Trade Names	Total
As of September 30, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$251,618	$674	$410	$—	$252,702
Accumulated amortization	(78,334)	(530)	(92)	—	(78,956)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$173,284	$144	$318	$6,259	$180,005

As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$249,866	$605	$220	$—	$250,691
Accumulated amortization	(70,715)	(518)	(48)	—	(71,281)
Intangible assets not subject to amortization:
Carrying amount	—	—	—	6,259	6,259

Total identifiable intangible assets	$179,151	$87	$172	$6,259	$185,669

Intangible asset amortization expense for the three and nine months ended September 30, 2011 was $2,576,000 and $7,675,000, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2010 was $2,542,000 and $7,412,000, respectively. Excluding any future acquisitions, annual amortization expense for each of the next five fiscal years will be approximately $10,230,000. The amortization period for service agreements is 25 years.

The weighted average remaining life of customer relationships is five years. The weighted average remaining life of covenants not to compete is four years. The weighted average remaining life of all intangible assets, excluding indefinite-lived trade names, is approximately 20 years.

There was no change in the carrying amount of goodwill during the first nine months of 2011 (in thousands):

2011
Balance as of January 1	$90,750
Goodwill acquired	—

Balance as of September 30	$90,750

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Stock-based Compensation

Options granted under the Company’s Amended 2005 Equity Incentive Plan, as amended, have a ten-year term and a vesting period of four years. Options granted under the Company’s Amended 2005 Directors Stock Option Plan, as amended, have a ten-year term and a vesting period of three years. At September 30, 2011, options for 1,759,192 shares were vested under all of the Company’s equity incentive plans and options for an additional 764,156 shares would vest immediately upon consummation of the Merger. At September 30, 2011, 551,025 shares were available for future grants under the Amended 2005 Equity Incentive Plan and 160,000 shares were available for future grants under the Amended 2005 Directors Stock Option Plan. No shares are available for issuance under any of the Company’s other equity incentive plans. The Company issues new shares upon stock option exercises. The Company grants employee stock purchase rights under its 1997 Employee Stock Purchase Plan, as amended (“ESPP”). A total of 613,027 shares have been purchased under the ESPP since inception of the plan, and 186,973 shares were available for purchase as of September 30, 2011. The Company issues new shares for ESPP purchases.

Performance shares granted to date under the Company’s Amended 2005 Equity Incentive Plan have a performance period of three years and vest based upon achievement of specific annual financial performance goals. The performance shares are subject to restrictions on transfer for an additional one-year period following the performance period. At September 30, 2011, 66,100 performance shares were issued under the Company’s Amended 2005 Equity Incentive Plan. All performance shares were unvested as of September 30, 2011. Under the terms of the performance shares, all unvested performance shares would vest immediately upon consummation of the Merger.

The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $473,000 and $450,000 during the three months ended September 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for options granted under its Amended 2005 Equity Incentive Plan, Amended 2005 Directors Stock Option Plan and ESPP of $1,368,000 and $1,273,000 during the nine months ended September 30, 2011 and 2010, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition, the Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $140,000 and $164,000 during the three months ended September 30, 2011 and 2010, respectively. The Company recorded a deferred tax benefit associated with stock-based compensation for option grants of $469,000 and $391,000 during the nine months ended September 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for performance shares issued under its Amended 2005 Equity Incentive Plan of $62,000 and $100,000 during the three and nine months ended September 30, 2011, respectively. This expense was recorded within general corporate expense on the Company’s consolidated statement of income. In addition the Company recorded a deferred tax benefit associated with stock-based compensation for performance shares of $25,000 and $34,000 during the three and nine months ended September 30, 2011, respectively. The remaining unrecognized stock-based compensation expense for unvested awards as of September 30, 2011 was approximately $3,667,000 and the weighted average period of time over which this cost will be recognized is 1.8 years.

The fair value for these options, employee stock purchase rights and performance shares granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
	Stock Options	ESPP	Performance Shares	Stock Options	ESPP
Risk-free interest rate	2.48%	2.29%	2.57%	2.75%	2.55%
Expected dividend yield	0%	0%	0%	0%	0%
Expected volatility	51.26%	28.69%	51.26%	52.35%	37.94%
Expected life (years)	6.1 years	0.5 years	3.75 years	6.0 years	0.5 years
Expected forfeiture	3%	0%	0%	3%	0%
Weighted average fair value of options / purchase rights / performace shares granted during the quarter	$6.59	$1.14	$13.12	$6.88	$1.40

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company calculated the volatility assumption using a blend of a historical volatility rate for a period equal to the expected term. The Company estimated the expected life of its stock options using the weighted average of the actual term of all stock option exercises. Expected life of the Company’s ESPP purchase rights reflects the length of each plan period (nine months) at the end of which shares are purchased. The Company estimated the expected life of its performance shares using the actual performance and restriction periods. The Company estimates forfeitures based on historical experience.

The following table summarizes stock option and performance share transactions during the first nine months of 2011:

	Stock Options Outstanding				Performance Shares Unvested
	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2010	2,252	$10.67	—	—	—	$—
Granted	330	12.85	—	—	66	13.12
Exercised	(39)	5.43	—	—	—	—
Forfeited or expired	(17)	12.06	—	—	—	—

Outstanding at September 30, 2011	2,526	$11.03	5.25	$3,421	66	$13.12

Vested and unvested expected to vest at September 30, 2011	2,489	$11.02	5.20	$3,406

Exercisable at September 30, 2011	1,759	$10.75	3.80	$2,973

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of 2011 and 2010 are provided in the following table (in thousands):

	2011	2010
Proceeds from stock options exercised	$116	$164
Tax benefit related to stock options exercised	$3	$1
Intrinsic value of stock options exercised	$247	$148

(8) Accounts Receivable, Net and Net Revenue

Accounts Receivable, Net

Accounts receivable, net, reflects receivables due from the affiliated practices and represents amounts due pursuant to the terms of the service agreements and other receivables, which include trade receivables of Arizona Tooth Doctor, the Company’s captive insurance subsidiary, its dental laboratories and its dental benefits third-party administrator subsidiary. The following table lists receivables due from the affiliated practices and other receivables as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Receivables due from affiliated practices	$16,277	$16,806
Other receivables, net	2,784	2,597

Accounts receivable, net	$19,061	$19,403

AMERICAN DENTAL PARTNERS, INC.

MERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Receivables due from Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 11% and 17% of the Company’s consolidated accounts receivable, net, as of September 30, 2011 and December 31, 2010, respectively. Receivables due from Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 17% and 18% of the Company’s consolidated accounts receivable, net, as of September 30, 2011 and December 31, 2010, respectively. No other receivables exceeded 10% of the Company’s receivables due from affiliated practices as of September 30, 2011 and December 31, 2010.

Net Revenue

The Company’s net revenue includes management fees earned by the Company pursuant to the terms of the service agreements with the affiliated practices, as well as reimbursement of other expenses paid by the Company on behalf of the affiliated practices, and other revenue, which includes patient revenue of Arizona Tooth Doctor, fees earned by the Company’s dental benefits third-party administrator subsidiary, fees earned by the Company’s dental laboratories.

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

Net revenue consisted of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reimbursement of expenses:
Salaries and benefits	$21,249	$21,010	$64,240	$62,256
Lab fees and dental supplies	11,707	11,618	37,283	35,348
Office occupancy expenses	8,752	8,556	25,958	24,845
Other operating expenses	6,244	5,980	18,976	17,525
Depreciation expense	2,757	2,535	7,947	7,432

Total reimbursement of expenses	50,709	49,699	154,404	147,406
Business service fees	14,269	15,259	48,945	49,187

Revenue earned under service agreements	64,978	64,958	203,349	196,593
Patient revenue, professional services, dental laboratory fees and other miscellaneous revenue	5,263	6,158	15,667	18,743

Net revenue	$70,241	$71,116	$219,016	$215,336

Net revenue derived from the Company’s service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2011 and 21% and 22% for the three and nine months ended September 30, 2010. Net revenue from the Company’s service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2011 and approximately 12% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2010. No other service agreement or customer accounted for greater than 10% of the Company’s consolidated net revenue for the three and nine months ended September 30, 2011 and 2010.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(9) Debt

In May 2011, the Company entered into an amendment to its senior secured credit facility. The $180,000,000 senior secured credit facility has a $100,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in May 2016 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at the Company’s option of the Base Rate plus a margin or the LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, which was 3.25% as of September 30, 2011; the Federal Funds rate plus 0.50%; or the LIBOR rate plus 1.00%. The margin is based upon the Company’s leverage ratio and ranges from 0.50% to 2.25% for Base Rate borrowings and 1.50% to 3.25% for LIBOR borrowings. In addition, the Company pays a commitment fee ranging from 0.25% to 0.50% on the unused balance of the revolving line of credit based on its leverage ratio.

The Company is required to make quarterly payments of principal on the term loan in an amount equal to $2,000,000 beginning in June 2011 and ending in May 2016 and a $40,000,000 payment at maturity. The total amount of repayments in 2011 is scheduled to be $8,000,000.

Pursuant to the senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $50,000,000 and on an annual basis may not exceed $20,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization (“EBITDA”), adjusted for certain items, and are collateralized by a first lien on substantially all of the Company’s assets, including a pledge of the stock of the Company’s subsidiaries.

The Company must comply with financial and other covenants under its senior secured credit facility. The Company’s senior secured credit facility required that its net worth as of September 30, 2011 be no less than $172,253,000, its maximum EBITDA leverage ratio be no more than 3.0 and its fixed charge minimum coverage be no less than 1.15. As of September 30, 2011, the Company was in compliance with these financial covenants. As per covenant calculations, the Company’s net worth was $206,618,000, its EBITDA leverage ratio was 1.7 and its fixed charge coverage was 1.2.

The outstanding balance with respect to the senior secured credit facility as of September 30, 2011 was $76,000,000 under the term loan and $5,350,000 under the revolving line of credit. The Company had stand-by letters of credit amounting to $1,512,291 at September 30, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $65,000,000 was available for borrowing under the revolving line of credit.

(10) Litigation

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On May 9, 2011, the Company and its subsidiary filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. The Court held a hearing on this motion on September 27, 2011, but has not yet issued a ruling. The Company and its subsidiary intend to defend themselves vigorously with respect to this matter.

Litigation with Elias, Elliott, Lampasi, Fehn, Harris and Nguyen, a Dental Practice, Inc.

On August 17, 2011, Elias, Elliott, Lampasi, Fehn, Harris and Nguyen, a Dental Practice, Inc. (the “Elias Group”), the affiliated practice at Riverside Dental, filed a complaint against the Company and its subsidiary, American Dental Partners of California, Inc., in the Riverside County Superior Court in California, Case No. RIC 1113589. The Elias Group filed an amended complaint on August 25, 2011. On September 30, 2011, the Company filed all necessary papers to move the lawsuit to the United States District Court for the Central District of California, where the action is now pending, Case No. 5:11-cv-01565-JST.

The amended complaint includes a single cause of action alleging that the Company and its subsidiary breached a fiduciary duty owed to the Elias Group. The amended complaint seeks, among other things, (i) a determination that the Company and its subsidiary violated a material fiduciary duty owed to the Elias Group; (ii) monetary damages in an amount in excess of $50,000; (iii) upon determination of a breach of fiduciary duty, an order declaring the Elias Group’s right to terminate its service agreement with the subsidiary; and (iv) punitive or exemplary damages. The Company is unable to provide a range of potential damages with respect to this action.

On October 14, 2011, the Company filed an amended Rule 12(b)(1) and (6) motion to dismiss and to compel arbitration, or alternatively to stay litigation pending arbitration. On October 28, 2011, the Elias Group filed a motion to remand the matter to the Riverside County Superior Court. The Court has scheduled a hearing on both motions for November 28, 2011. The Company and its subsidiary intend to defend themselves vigorously with respect to this matter.

For the year ended December 31, 2010 and the nine months ended September 30, 2011, the net revenue the Company received under the service agreement with the Elias Group represented approximately 5% of its consolidated net revenue for both periods and approximately 2% of its consolidated earnings before interest, taxes, depreciation and amortization for both periods.

(11) Short-term Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. The fair value of short-term investments and unrealized gains at September 30, 2011 were as follows (dollar amounts in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Fair Value
U.S. federal government securities	$1,128	$18	$1,146
Corporate bonds	1,066	3	1,069

Total short-term investments	$2,194	$21	$2,215

The Company periodically reviews its investments for other than temporary decline in fair value and writes down investments to their fair value when an other-than-temporary decline occurs. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell the investment, and whether it is more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at September 30, 2011 that was considered to be other-than-temporary.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net earnings available to common stockholders	$2,679	$2,715	$9,106	$8,172

Weighted average common shares outstanding	15,451	15,695	15,432	15,712

Net earnings per share	$0.17	$0.17	$0.59	$0.52

Diluted Earnings Per Share:
Net earnings available to common stockholders	$2,679	$2,715	$9,106	$8,172

Weighted average common shares outstanding	15,451	15,695	15,432	15,712
Add: Dilutive effect of options (1)	249	296	294	320

Weighted average common shares as adjusted	15,700	15,991	15,726	16,032

Net earnings per share	$0.17	$0.17	$0.58	$0.51

(1)	785,224 and 578,764 options were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2011 and 2010, respectively, due to their antidilutive effect. 614,878 and 502,018 options were excluded from the computation of diluted net earnings per share for the nine months ended September 30, 2011 and 2010, respectively, due to their antidilutive effect.

(13) Internal Use Software

The Company has a proprietary practice management software system, Improvis®. The Company has recorded aggregate capitalized software development costs amounting to $3,291,000, which includes approximately $424,000 in capitalized interest, in connection with this system as of September 30, 2011. These costs are being depreciated over ten years. Improvis currently has six separate modules, including scheduling/billing, electronic dental record, timekeeping, management dashboard, digital radiography and orthodontics. The Company began to depreciate costs associated with the scheduling/billing module in October 2005, costs associated with the timekeeping module in April 2009, costs associated with the management dashboard module in October 2010 and costs associated with the electronic dental record in January 2011. Depreciation expense for the three and nine months ended September 30, 2011 was $58,000 and $174,000, respectively. Depreciation expense for the three and nine months ended September 30, 2010 was $28,000 and $83,000, respectively. Accumulated depreciation as of September 30, 2011 was $687,000.

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(14) Fair Value Measurement

The Company uses the market approach technique to value its financial instruments. There were no changes in valuation techniques during the nine months ended September 30, 2011. The Company’s financial assets and liabilities are primarily composed of cash equivalents, available-for-sale securities and an interest rate swap.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(503)	$—	$(503)
Cash equivalents	1,484	—	—	1,484
U.S. federal government securities	1,146	—	—	1,146
Corporate bonds	1,069	—	—	1,069

Total	$3,699	$(503)	$—	$3,196

December 31, 2010	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,184)	$—	$(1,184)
Cash equivalents	3,463	—	—	3,463

Total	$3,463	$(1,184)	$—	$2,279

As of September 30, 2011, there had been no movement in classification between Level 1 and Level 2 financial assets. The Company’s long-term debt is carried at cost and is more fully described in Note 9. As of September 30, 2011, the estimated fair value of the Company’s revolving line of credit was $7,753,000 and the estimated fair value of the term loan was $71,757,000.

(15) Income Taxes

As of September 30, 2011, the Company had $545,000 of gross unrecognized income tax benefits, of which $437,000 would have affected the Company’s effective tax rate if recognized. Gross unrecognized income tax benefit decreased from $552,000 to $545,000 during the nine months ended September 30, 2011 primarily due to the expiration of the statute of limitations on uncertain tax benefits.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. As of September 30, 2011, the Company had approximately $132,000 of accrued interest and penalties related to uncertain tax positions.

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

AMERICAN DENTAL PARTNERS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(16) Interest Rate Swap

The Company entered into an interest rate swap arrangement on May 9, 2007 to fix the interest rate on $20,000,000 of borrowings under its senior secured credit facility as a cash flow hedging instrument that matures in February 2012. The terms of this agreement provide that the Company exchange its variable rate three-month LIBOR payment, plus a credit spread, for a fixed rate of 5%, plus a credit spread. Swaps are generally held to maturity and are intended to mitigate the interest rate risk inherent with variable rate debt. Accordingly, interest expense associated with the hedge reflects the fixed rate and the change in the fair value of the hedge as of September 30, 2011 included in current liabilities, with an offset to other comprehensive income (“OCI”). The impact of the interest swap hedge on the Company’s consolidated financial statements for the periods ended September 30, 2011 and December 31, 2010 is set forth below (in thousands):

	September 30, 2011	December 31, 2010
Interest Rate Swap (a) (b)	$503	$1,184

(a)	Derivative designated as cash flow hedging instrument.
(b)	As of September 30, 2011, the interest rate swap was classified as a current liability. As of December 31, 2010, the interest rate swap was classified as a long-term liability.

The impact on OCI from the interest rate swap for the quarter ended September 30, 2011 and the full year ended December 31, 2010 was as follows (in thousands):

	Amount of Gain Recognized in OCI
	2011	2010
Interest Rate Swap (a)	$681	$457

(a)	Derivative designated as cash flow hedging instrument.

Pursuant to authoritative guidance for accounting for derivative instruments and hedging activities, the Company performed its hedge effectiveness analysis for the period ended September 30, 2011 and concluded that the interest rate swap was effective.

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

In June 2011, the FASB issued authoritative guidance for presentation requirements of other comprehensive income (OCI). The guidance requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, eliminating the option to present components of OCI as part of the statement of changes in shareholder’s equity. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net earnings on the face of the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued authoritative guidance for the presentation and disclosure of patient revenue, provision for bad debts and the allowance for doubtful accounts for certain health care entities. The objective of the guidance is to provide financial statement users greater transparency regarding net patient revenue and the related allowance for doubtful accounts. The amendments require certain health care entities that recognize significant amounts of patient service revenue at the time of service to modify the presentation of the income statement by reclassifying the associated provision for bad debts from an operating expense to a deduction from patient service revenue, net of contractual allowances and discounts. In addition, the amendments require enhanced disclosure of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company already records the provision for bad debts as a deduction from patient revenue for Arizona Tooth Doctor, the only affiliated practice where it consolidates patient revenue. The guidance is not expected to have a significant impact on the Company’s disclosure requirements.

In September 2011, the FASB issued Accounting Standards Update No. 2011–08, Testing for Goodwill Impairment. The intention of the revised standard is to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a qualitative assessment to determine whether further impairment testing is necessary. Companies can choose to perform the qualitative assessment on none, some or all of its reporting units. In addition, a company can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of impairment testing, and then perform a qualitative assessment in any subsequent period. The standard is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted provided the entity has not yet issued financial statements for the period that includes its annual test date. The guidance will not impact the Company’s consolidated financial statements.

(18) Subsequent events

On November 4, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JLL Crown Holdings, LLC, a Delaware limited liability company (“Parent”), and JLL Crown Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into American Dental Partners, Inc. (the “Merger”), with American Dental Partners, Inc. surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by funds affiliated with JLL Partners, Inc. The Merger Agreement was approved by the Company’s Board of Directors, acting upon the recommendation of a special committee composed of independent directors of the Board.

At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, (ii) the Company, or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $19.00 in cash without interest and less applicable withholding taxes.

During a “go-shop” period beginning on the date of the Merger Agreement and continuing until 11:59 p.m., Eastern time, on December 14, 2011, the Company may initiate, solicit and facilitate alternative acquisition proposals from third parties and may enter into and maintain discussions or negotiations with respect to alternative acquisition proposals. There can be no assurance that this process will result in a transaction more favorable to the Company’s stockholders than the Merger.

Consummation of the Merger is subject to customary conditions, including, among other things, shareholder approval, the absence of law or ruling prohibiting the Merger and the expiration or early termination of the applicable waiting period, and the securing of any necessary approvals, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the Merger, Key Bank National Association (“KeyBank”), CIT Healthcare, LLC (“CIT Healthcare”), CIT Bank (“CIT Bank”), CIT Capital Securities (“CITCS”) and NXT Capital, LLC (“NXT” and together with KeyBank, CIT Healthcare, CIT Bank and CITCS, the “Commitment Parties”) have committed to provide an aggregate $256 million senior secured credit facility, comprised of (i) a $220.0 million term loan facility and (ii) a $36.0 million revolving facility, on the terms and subject to the conditions set forth in a debt commitment letter (the “Debt Commitment Letter”). KeyBank, CITCS and NXT will act as joint lead arrangers; KeyBank, CIT and NXT will act as joint book running managers; KeyBank will act as the administrative agent (the “Administrative Agent”) and collateral agent; and CIT Healthcare and NXT will act as co-syndication agents for the debt financing.

The obligation of the Commitment Parties to provide debt financing under the Debt Commitment Letter is subject to a number of conditions, including without limitation (i) receipt at closing of executed loan documentation; customary legal opinions, charter documents and certain certificates; corporate approval of the financing; insurance certificates; notice of borrowing; and certification from Parent’s chief financial officer certifying that Parent, after giving effect to the Merger, is solvent; (ii) accuracy of certain representations; (iii) the refinancing of the Company’s outstanding senior secured credit facility; (iv) since December 31, 2010, there has been no “material adverse effect,” as defined in the Commitment Letter; (v) the Merger has been consummated or shall be consummated substantially concurrently with the initial funding of the senior secured facilities; (vi) prior to or substantially concurrently with the initial funding contemplated by the Commitment Letter, the Sponsor and/or certain other investors shall have made the equity contribution to Parent; (vii) all fees and expenses due to the Commitment Parties shall have been paid; (viii) the Commitment Parties shall have received requested financial information regarding the Company; (ix) certification that, as of the closing date, the total leverage ratio does not exceed 3.75 to 1.00 (calculated on a pro forma basis after giving effect to the Merger, with permitted adjustments); (x) the Administrative Agent shall have received all documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules and regulations, including the PATRIOT Act; (xi) there shall not have been any competing issues of debt securities or syndicated commercial bank or other syndicated credit facilities by or on behalf of Parent, Merger Sub or the Company or any of its subsidiaries being offered, placed or arranged that have materially impaired the primary syndication; and (xii) the lead arrangers shall have been afforded a Marketing Period of at least 20 consecutive business days (excluding certain days) to market the senior secured facilities to prospective lenders. For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on November 7, 2011 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

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

Overview

We are a leading provider of business services, support staff and dental facilities to multidisciplinary dental group practices in selected markets throughout the United States. We are committed to the success of the affiliated practices and make substantial investments to support their operations. We provide dental facilities and support staff to the affiliated practices and provide or assist with organizational planning and development; staff recruitment; employee retention and training programs; quality assurance initiatives; facilities development and management; employee benefits administration; procurement; information systems and technology; marketing; payor contracting; and financial planning, reporting and analysis. At September 30, 2011, we were affiliated with 27 dental group practices, comprising 566 full-time equivalent dentists practicing in 282 dental facilities in 21 states.

Recent Developments

On November 4, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JLL Crown Holdings, LLC, a Delaware limited liability (“Parent”), and JLL Crown Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into American Dental Partners, Inc. (the “Merger”), with American Dental Partners, Inc. surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by affiliates of JLL Partners, Inc. The Merger Agreement was approved by our Board of Directors, acting upon the recommendation of a special committee composed of independent directors of the Board.

At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, (ii) us, or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $19.00 in cash without interest and less applicable withholding taxes.

Consummation of the Merger is subject to customary conditions, including, among other things, shareholder approval, the absence of law or ruling prohibiting the Merger and the expiration or early termination of the applicable waiting period, and the securing of any necessary approvals, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

During a “go-shop” period beginning on the date of the Merger Agreement and continuing until 11:59 p.m., Eastern time, on December 14, 2011, we may initiate, solicit and facilitate alternative acquisition proposals from third parties and may enter into and maintain discussions or negotiations with respect to alternative acquisition proposals. There can be no assurance that this process will result in a transaction more favorable to our stockholders than the Merger.

In connection with the Merger, Key Bank National Association (“KeyBank”), CIT Healthcare, LLC (“CIT Healthcare”), CIT Bank (“CIT Bank”), CIT Capital Securities (“CITCS”) and NXT Capital, LLC (“NXT” and together with KeyBank, CIT Healthcare, CIT Bank and CITCS, the “Commitment Parties”) have committed to provide an aggregate $256 million senior secured credit facility, composed of (i) a $220.0 million term loan facility and (ii) a $36.0 million revolving facility, on the terms and subject to the conditions set forth in a debt commitment letter (the “Debt Commitment Letter”). KeyBank, CITCS and NXT will act as joint lead arrangers; KeyBank, CIT and NXT will act as joint book running managers; KeyBank will act as the administrative agent (the “Administrative Agent”) and collateral agent; and CIT Healthcare and NXT will act as co-syndication agents for the debt financing.

The obligation of the Commitment Parties to provide debt financing under the Debt Commitment Letter is subject to a number of conditions, including without limitation (i) receipt at closing of executed loan documentation; customary legal opinions, charter documents and certain certificates; corporate approval of the financing; insurance certificates; notice of borrowing; and certification from Parent’s chief financial officer certifying that Parent, after giving effect to the Merger, is solvent; (ii) accuracy of certain representations; (iii) the refinancing of our outstanding senior secured credit facility; (iv) since December 31, 2010, there has been no “material adverse effect,” as defined in the Commitment Letter; (v) the Merger has been consummated or shall be consummated substantially concurrently with the initial funding of the senior secured facilities; (vi) prior to or substantially concurrently with the initial funding contemplated by the Commitment Letter, the Sponsor and/or certain other investors shall have made the equity contribution to Parent; (vii) all fees and expenses due to the Commitment Parties shall have been paid; (viii) the Commitment Parties shall have received requested financial information regarding from us; (ix) certification that, as of the closing date, the total leverage ratio does not exceed 3.75 to 1.00 (calculated on a pro forma basis after giving effect to the Merger, with permitted adjustments); (x) the Administrative Agent shall have received all documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules and regulations, including the PATRIOT Act; (xi) there shall not have been any competing issues of debt securities or syndicated commercial bank or other syndicated credit facilities by or on behalf of Parent, Merger Sub or us or any of our subsidiaries being offered, placed or arranged that have materially impaired the primary syndication; and (xii) the lead arrangers shall have been afforded a Marketing Period of at least 20 consecutive business days (excluding certain days) to market the senior secured facilities to prospective lenders. For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on November 7, 2011 and the Merger Agreement filed as an exhibit to that Form 8-K. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

Our representations and warranties contained in the Merger Agreement have been made solely for the benefit of Parent and Merger Sub. In addition, such representations and warranties (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement, which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the summary of the Merger Agreement and certain of its terms is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding us or our business. Investors should not rely on the representations and warranties or any descriptions thereof as characterizations of the actual state of facts or condition of our or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding us that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q, proxy statements and other documents that we file with the Securities and Exchange Commission.

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

During the third quarter of 2011, we did not complete any acquisitions.

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

The following table provides the components of our net revenue for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reimbursement of expenses	$50,709	$49,699	$154,404	$147,406
Business service fees	14,269	15,259	48,945	49,187

Revenue earned under service agreements	64,978	64,958	203,349	196,593
Other revenue	5,263	6,158	15,667	18,743

Net revenue	$70,241	$71,116	$219,016	$215,336

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

We own 94% of Arizona Tooth Doctor. Arizona Tooth Doctor has seven locations in the greater Phoenix area and Globe, Arizona. As permitted by applicable state law, Arizona Tooth Doctor employs dentists and dental assistants in addition to administrative staff. Accordingly, we recognize patient revenue of Arizona Tooth Doctor. While we employ the dentists, we do not exercise control over, or otherwise influence, their clinical judgment, decisions or practice. Approximately 92% of Arizona Tooth Doctor’s revenue is derived from PPO health plans that are contracted with the Arizona Health Care Cost Containment System, or AHCCCS, the state’s Medicaid program. In October 2009, AHCCCS reduced reimbursement to participating health plans by 5%, and these plans passed this reduction on to Arizona Tooth Doctor. AHCCCS reduced reimbursement by an additional 5% effective April 1, 2011, and two of the six major PPO health plans, representing approximately 25% of Arizona Tooth Doctor’s patient revenue, agreed not to pass this reimbursement reduction on to Arizona Tooth Doctor. As of September 1, 2011, an additional 5% reduction has been proposed by AHCCCS. This reduction has not been approved by the federal government. If the reduction is approved, it would not apply to 25% of Arizona Tooth Doctor’s revenue, pursuant to our agreements with selected PPO health plans.

Our net revenue depends primarily on revenue generated by the affiliated practices. We estimate approximately 90% of patients at the affiliated practices have dental insurance. In general, dental insurance covers 100% of preventative care, 80% of basic restorative procedures and 50% of more extensive restorative procedures. In addition, dental insurance often caps benefits at an annual maximum of $1,000 to $1,500 per person. As a result, even patients with dental insurance are financially responsible for a considerable portion of their dental expenditures. We believe the affiliated practices have been affected by high rates of unemployment. The affiliated

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

practices have observed patients either delaying care because of their financial situation or loss of their dental insurance or, for those patients with dental insurance, opting for dental procedures that are largely covered by insurance. We anticipate that high levels of unemployment will continue to adversely affect our business for the foreseeable future, although we are unable to predict the likely duration or severity of those conditions or the magnitude of the effect on our business or results of operations. We do not, however, believe that these conditions will lessen the dental care needs of patients and do not therefore expect lasting long-term impact on the dental care industry. As a result of these conditions, existing facility growth was negative for 2010 and for the nine months ended September 30, 2011.

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

The affiliated practices generate revenue from providing care to patients and receive payment from patients and third-party payors on a fee-for-service basis and under indemnity plans, PPO and dental referral plans, managed care capitation plans, and Medicaid and Children’s Health Insurance Programs, or CHIP. Patient revenue reflects the amounts billed by an affiliated practice at its established rates reduced by any contractual adjustments and allowances for uncollectible accounts. Contractual adjustments represent discounts off established rates negotiated pursuant to certain contracts between the affiliated practices and third-party payors. While payor mix varies from market to market, the following table provides the aggregate payor mix of all affiliated practices for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Fee-for-service and indemnity plans	12%	16%
PPO and dental referral plans	78%	74%
Capitated managed care plans	5%	5%
Medicaid and CHIP programs	5%	5%

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The following table sets forth for the three and nine months ended September 30, 2011 and 2010, same market patient revenue of all the affiliated practices, amounts due to us under service agreements, and amounts retained by the affiliated practices for compensation of dentists and, where applicable, other clinical staff (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Total patient revenue:
Platform dental group practices affiliated with us in both periods of comparison	$110,313	$111,318	-0.9%	$329,907	$327,494	0.7%
Platform dental group practices that affiliated with us from July 1, 2010 to September 30, 2011	8	—	—	13,955	6,516	114.2%

Total patient revenue	110,321	111,318	-0.9%	343,862	334,010	2.9%
Patient revenue of Arizona Tooth Doctor	4,848	5,645	-14.1%	14,492	17,050	-15.0%

Patient revenue of practice affiliated with us by means of service agreements	105,473	105,673	-0.2%	329,370	316,960	3.9%
Net revenue due to us under service agreements	64,978	64,958	0.0%	203,349	196,594	3.4%

Amounts retained by practices affiliated with us by means of service agreements	$40,495	$40,715	-0.5%	$126,021	$120,366	4.7%

Same market patient revenue decreased 0.9% for the three months ended September 30, 2011 from the same period in the prior year, which was composed of a 0.4% decrease in provider hours, a 3.2% increase in provider productivity per hour and a 3.7% deterioration in effectivity. Same market patient revenue growth for the three months ended September 30, 2011 excludes group practices that affiliated with us on or after July 1, 2010. Same market patient revenue increased 0.7% for the nine months ended September 30, 2011 from the same period in the prior year. The increase was composed of a 0.4% increase in provider hours, a 3.3% increase in provider productivity per hour and a 3.0% deterioration in effectivity. Same market patient revenue growth for the nine months ended September 30, 2011 excludes group practices that affiliated with us on or after January 1, 2010. Effectivity is the negotiated contractual reimbursement rate with third-party payors as a percentage of usual and customary fees, and a deterioration indicates negotiated rate increases were less than the increase in usual and customary fees.

Amounts retained by the affiliated practices, other than Arizona Tooth Doctor, remained relatively consistent as a percentage of patient revenue of the affiliated practices at 38.4% for the three months ended September 30, 2011 compared to 38.5% for the three months ended September 30, 2010.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Results of Operations

The following table sets forth our net revenue and results of operations for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$70,241	100.0%	$71,116	100.0%	-1.2%
Operating expenses:
Salaries and benefits	28,294	40.3%	29,242	41.1%	-3.2%
Lab fees and dental supplies	10,776	15.3%	10,759	15.1%	0.2%
Office occupancy	9,655	13.7%	9,611	13.5%	0.5%
Other operating expenses	7,453	10.6%	6,932	9.7%	7.5%
General corporate expenses	3,023	4.3%	3,054	4.3%	-1.0%
Depreciation	3,125	4.4%	2,903	4.1%	7.6%
Amortization of intangible assets	2,576	3.7%	2,542	3.6%	1.3%

Total operating expenses	64,902	92.4%	65,043	91.5%	-0.2%

Earnings from operations	5,339	7.6%	6,073	8.5%	-12.1%
Interest expense	1,028	1.5%	1,710	2.4%	-39.9%

Earnings before income taxes	4,311	6.1%	4,363	6.1%	-1.2%
Income taxes	1,602	2.3%	1,605	2.3%	-0.2%

Consolidated net earnings	2,709	3.9%	2,758	3.9%	-1.8%
Net earnings attributable to non-controlling interests	30	0.0%	43	0.1%	-30.2%

Net earnings attributable to American Dental Partners, Inc.	$2,679	3.8%	$2,715	3.8%	-1.3%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	% Change
Net revenue	$219,016	100.0%	$215,336	100.0%	1.7%
Operating expenses:
Salaries and benefits	86,738	39.6%	87,579	40.7%	-1.0%
Lab fees and dental supplies	34,145	15.6%	32,495	15.1%	5.1%
Office occupancy	28,638	13.1%	27,867	12.9%	2.8%
Other operating expenses	22,455	10.3%	20,357	9.5%	10.3%
General corporate expenses	10,972	5.0%	10,370	4.8%	5.8%
Depreciation	9,060	4.1%	8,610	4.0%	5.2%
Amortization of intangible assets	7,675	3.5%	7,412	3.4%	3.5%

Total operating expenses	199,683	91.2%	194,690	90.4%	2.6%

Earnings from operations	19,333	8.8%	20,646	9.6%	-6.4%
Interest expense	4,136	1.9%	7,088	3.3%	-41.6%

Earnings before income taxes	15,197	6.9%	13,558	6.3%	12.1%
Income taxes	6,007	2.7%	5,237	2.4%	14.7%

Consolidated net earnings	9,190	4.2%	8,321	3.9%	10.4%
Net earnings attributable to non-controlling interests	84	0.0%	149	0.1%	-43.6%

Net earnings attributable to American Dental Partners, Inc.	$9,106	4.2%	$8,172	3.8%	11.4%

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Income Statement Impact of New Affiliated Practices

We completed a platform acquisition by acquiring the non-clinical assets of Cincinnati Dental Services, Inc. and Dentco, Inc., or collectively Cincinnati Dental, on June 1, 2010, which affected our net revenue, operating expenses and margins. Pursuant to state laws, the dental hygienists and dental assistants at Cincinnati Dental are employed by the affiliated practice, rather than by us. As a result, the net revenue we earn from Cincinnati Dental in the form of expense reimbursement and the expenses we incur in the form of salaries and benefits are less than many of our other affiliated practices and our overall consolidated results of operations. This additionally affected our consolidated operating margins for the nine months ended September 30, 2011 by decreasing salaries and benefits as a percentage of net revenue and increasing our other operating expenses as a percentage of net revenue.

Our subsidiary, CFK of Texas, LLC, entered into service agreement with Texas Tooth Doctor for Kids, a group practice, in 2009 and has subsequently developed nine de novo facilities in San Antonio and Houston. In August 2011, CFK of Texas, LLC also entered into a service agreement with a group practice and has subsequently developed three de novo dental facilities in Dallas-Ft. Worth. As a result, our operating results have been and will be negatively impacted by the initial start up and subsequent operating costs of these dental facilities until the facilities are established.

Net Revenue

Net revenue decreased 1.2% to $70,241,000 for the three months ended September 30, 2011 from $71,116,000 for the three months ended September 30, 2010. Net revenue increased 1.7% to $219,016,000 for the nine months ended September 30, 2011 from $215,336,000 for the nine months ended September 30, 2010. For the three months ended September 30, 2011, the decrease was primarily the result of decreased revenue at Arizona Tooth Doctor as a result of reduced AHCCCS reimbursement rates. For the nine months ended September 30, 2011, the increase was primarily the result of revenue contribution from the Cincinnati Dental platform acquisition and the expansion of Texas Tooth Doctor for Kids, offset by decreased revenue at Arizona Tooth Doctor as a result of reduced AHCCCS reimbursement rates.

Net revenue derived from our service agreement with Northland Dental Partners, PLLC, the affiliated practice at Metro Dentalcare, represented approximately 21% of our consolidated net revenue for the three and nine months ended September 30, 2011 and represented approximately 21% and 22% of our consolidated net revenue for the three and nine months ended September 30, 2010. Net revenue from our service agreement with Wisconsin Dental Group, S.C., the affiliated practice at ForwardDental, represented approximately 12% of our consolidated net revenue for the three and nine months ended September 30, 2011 and represented approximately 12% of our consolidated net revenue for the three and nine months ended September 30, 2010. No other service agreement or customer accounted for greater than 10% of our consolidated net revenue for the three and nine months ended September 30, 2011 and 2010.

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

Salaries and benefits expense as a percentage of net revenue decreased to 40.3% for the three months ended September 30, 2011 from 41.1% for the three months ended September 30, 2010. Salaries and benefits expense as a percentage of net revenue decreased to 39.6% for the nine months ended September 30, 2011 from 40.7% for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the decrease was primarily due to staffing adjustments at Arizona Tooth Doctor in response to reduced AHCCCS reimbursement rates combined with a reduction in incentive compensation accruals.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Lab Fees and Dental Supplies

Lab fees and dental supplies expense varies among affiliated practices and is affected by the volume and type of procedures performed.

Lab fees and dental supplies expense as a percentage of net revenue increased to 15.3% of net revenue for the three months ended September 30, 2011 from 15.1% for the three months ended September 30, 2010. The increase was primarily attributable to lab fees, offset by a decrease in dental supplies. The increase in labs fees is spread across many affiliated dental groups and we believe can be attributed to price increases by dental labs in response to higher precious metal costs. Cincinnati Dental contributed the majority of the decrease in dental supplies as a result of transitioning to our primary dental supplies vendor from its existing vendor at acquisition. Lab fees and dental supplies expense as a percentage of net revenue increased to 15.6% of net revenue for the nine months ended September 30, 2011 from 15.1% for the nine months ended September 30, 2010. The increase was primarily attributable to labs fees. Cincinnati Dental contributed the majority of the increase in lab fees with the remainder spread across many affiliated dental groups, which we believe can be attributed to price increases by dental labs in response to higher precious metal costs.

Office Occupancy

Office occupancy expense includes rent expense and certain other operating costs, such as utilities, associated with dental facilities, dental laboratories and local and regional shared service centers. These costs vary based on the size of each facility and the market rental rate for dental office and administrative space in each particular geographic market.

Office occupancy expense as a percentage of net revenue increased to 13.7% for the three months ended September 30, 2011 from 13.5% for the three months ended September 30, 2010. For the three months ended September 30, 2011, the increase was primarily attributable to de novo facilities completed primarily in 2010 and 2011 at Texas Tooth Doctor for Kids offset by a reduction at an affiliated dental group due to the consolidation of office locations. Office occupancy expense as a percentage of net revenue increased to 13.1% for the nine months ended September 30, 2011 from 12.9% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the increase was primarily attributable to the Cincinnati Dental platform acquisition and de novo facilities completed in 2010 and 2011 at Texas Tooth Doctor for Kids.

Other Operating Expenses

Other operating expenses includes general and administrative expenses, marketing costs, repairs and maintenance, non-employment related insurance expenses and professional fees.

Other operating expenses as a percentage of net revenue increased to 10.6% for the three months ended September 30, 2011 from 9.7% for the three months ended September 30, 2010. For the three months ended September 30, 2011 the increase was attributable to an insurance settlement in 2010 and costs associated with de novo facilities completed primarily in 2010 and 2011 at Texas Tooth Doctor for Kids. The remaining increase was attributable to professional fees, including legal expenses associated with on-going litigation. Other operating expenses as a percentage of net revenue increased to 10.3% for the nine months ended September 30, 2011 from 9.5% for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the increase was primarily attributable to the Cincinnati Dental platform acquisition and costs associated with de novo facilities completed primarily in 2010 and 2011 at Texas Tooth Doctor for Kids. The remaining increase was attributable to legal and lobbying fees.

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

General corporate expense as a percentage of net revenue remained unchanged at 4.3% for the three months ended September 30, 2011 and, 2010. General corporate expense as a percentage of net revenue increased to 5.0% for the nine months ended September 30, 2011 from 4.8% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the increase was primarily attributable to higher travel expenses, salaries, legal fees and stock-based compensation expense offset by a reduction in incentive compensation accruals.

Stock-based compensation expense was $535,000 and $450,000 for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense was $1,468,000 and $1,273,000 for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.4% for the three months ended September 30, 2011 from 4.1% for the three months ended September 30, 2010. The increase was primarily due to the implementation of Improvis’s electronic dental record at various dental facilities. Depreciation expense, including amortization of leasehold improvements, as a percentage of net revenue increased to 4.1% for the nine months ended September 30, 2011 from 4.0% for the nine months ended September 30, 2010. The increase was primarily due to de novo facilities completed in 2010 and 2011 at Texas Tooth Doctor for Kids.

Amortization of Intangible Assets

Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.7% for the three months ended September 30, 2011 from 3.6% for the three months ended September 30, 2010. The increase was primarily the result of amortization of intangible assets associated with Arizona Tooth Doctor. Amortization expense, principally relating to our service agreements with the affiliated practices, as a percentage of net revenue increased to 3.5% for the nine months ended September 30, 2011 from 3.4% for the nine months ended September 30, 2010. The increase was primarily the result of amortization of intangible assets associated with the Cincinnati Dental platform acquisition.

Earnings from Operations

Earnings from operations decreased 12.1% to $5,339,000 for the three months ended September 30, 2011 from $6,073,000 for the three months ended September 30, 2010. As a percentage of net revenue, earnings from operations decreased to 7.6% for the three months ended September 30, 2011 from 8.5% for the three months ended September 30, 2010. For the three months ended September 30, 2011, the decrease in earnings from operations was primarily due to a decrease in net revenue and an increase in other operating expenses and depreciation expense partially offset by a decrease in salaries and benefits expense. Earnings from operations decreased 6.4% to $19,333,000 for the nine months ended September 30, 2011 from $20,646,000 for the nine months ended September 30, 2010. As a percentage of net revenue, earnings from operations decreased to 8.8% for the nine months ended September 30, 2011 from 9.6% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the decrease in earnings from operations was primarily due to increased other operating expenses, lab fees and dental supplies expense, office occupancy expense, general corporate expense and depreciation and amortization expense, partially offset by an increase in net revenue and a decrease in salaries and benefits expense.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Interest Expense

Net interest expense decreased to $1,028,000 for the three months ended September 30, 2011 from $1,710,000 for the three months ended September 30, 2010. Net interest expense decreased to $4,136,000 for the nine months ended September 30, 2011 from $7,088,000 for the nine months ended September 30, 2010. We refinanced our bank debt in May 2011 and May 2010. The nine months ended September 30, 2011 includes the write-off of $370,000 of previously capitalized bank fees and the nine months ended September 30, 2010 includes the write-off of $615,000 of previously capitalized bank fees. Excluding these write-offs, the decrease in interest expense for the three and nine months ended September 30, 2011 was due to reduced debt levels and lower interest rates associated with our refinancings.

Income Taxes

Our effective tax rate increased to 37.2% for the three months ended September 30, 2011 as compared to 36.8% for the three months ended September 30, 2010. Our effective tax rate increased to 39.5% for the nine months ended September 30, 2011 as compared to 38.6% for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the increase is due to the recognition of a favorable adjustment from the expiration of an uncertain tax position in 2010. We expect our effective tax rate to be approximately 40% for the year ending December 31, 2011.

Net Earnings Attributable to Non-controlling Interests

Net earnings attributable to non-controlling interests decreased to $30,000 for the three months ended September 30, 2011 as compared to $43,000 for the three months ended September 30, 2010. The decrease was primarily due to decreased earnings at Arizona Tooth Doctor as a result of a reduction in AHCCCS reimbursement rates. Net earnings attributable to non-controlling interests decreased to $84,000 for the nine months ended September 30, 2011 as compared to $149,000 for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in non-controlling interests ownership of Arizona Tooth Doctor.

Net Earnings Attributable to American Dental Partners, Inc.

Net earnings attributable to American Dental Partners, Inc. decreased 1.3% to $2,679,000 for the three months ended September 30, 2011 from $2,715,000 for the three months ended September 30, 2010. The decrease was primarily due to decreased net revenue and increased other operating expenses and depreciation expense partially offset by decreased salaries and benefits expense, and interest expense. Net earnings attributable to American Dental Partners, Inc. increased 11.4% to $9,106,000 for the nine months ended September 30, 2011 from $8,172,000 for the nine months ended September 30, 2010. The increase was primarily due to an increase in net revenue and a decrease in interest expense and salaries and benefits expense partially offset by increased other operating expenses, lab fees and dental supplies expense, office occupancy expense, general corporate expense and depreciation and amortization expense.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

Non-GAAP Measures

We believe non-GAAP financial measures, such as adjusted net earnings and adjusted net earnings excluding service agreement amortization, are important financial measures for our investors’ understanding of our financial performance. Expenses relating to our debt refinancing and professional fees related to our acquisitions have been presented separately and excluded from our “adjusted net earnings”, a non-GAAP financial measure, due to their magnitude and the fact they are not part of our ongoing operations. We record on our balance sheet definite-lived intangible assets related to service agreements, and accordingly we recognize significant non-cash amortization expense. Amortization expense of intangible assets related to service agreements with the affiliated practices is presented separately and excluded from our “adjusted net earnings excluding service agreement amortization”, a non-GAAP financial measure, due to its magnitude and non-cash impact on our ongoing operations and because, unlike depreciation of our dental facilities, it does not require recurring capital investment. We do not consider adjusted net earnings excluding service agreement amortization in evaluating our financial condition or operating performance. This non-GAAP measure is provided based on previous requests from certain of our stockholders.

The primary limitation associated with our use of non-GAAP measures is that these measures may not be directly comparable to the amounts reported by other companies. In the following table, we compensate for this limitation by providing the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measures (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (as reported)	$2,679	$2,715	$9,106	$8,172
Add: Write-off of expenses associated with debt refinancing, net of tax (a)	—	—	219	377
Add: Expenses associated with Cincinnati Dental Services acquisition, net of tax (a)	—	32	—	207

Adjusted net earnings	2,679	2,747	9,325	8,756
Add: Amortization related to service agreements, net of tax (a)	1,597	1,597	4,601	4,520

Adjusted net earnings excluding service agreement amortization	$4,276	$4,344	$13,926	$13,276

Weighted average diluted shares outstanding	15,700	15,991	15,726	16,032
Diluted adjusted net earnings per share	$0.17	$0.17	$0.59	$0.55

Diluted adjusted net earnings excluding service agreement amortization per share	$0.27	$0.27	$0.89	$0.83

(a)	Tax effect calculated using consolidated tax rate in the period reported.

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

We believe that cash generated from operations and amounts available under our senior secured credit facility will be sufficient to fund our operating cash needs and commitments for the next twelve months. We expect capital expenditures in 2011 to be between $23,000,000 and $25,000,000.

If the Merger is consummated, subsequent to the Merger we expect to be substantially leveraged. Our liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above. Additionally, if the Merger is consummated, we expect to terminate our existing Credit Facility and to enter into the New Credit Facility, which will replace the existing Credit Facility as a primary source of short-term liquidity. See “Recent Developments” for more information on the Merger and related arrangements.

Operating Activities

For the nine months ended September 30, 2011 and 2010, cash provided by operating activities amounted to $37,521,000 and $27,318,000, respectively. Cash provided by operations primarily resulted from cash provided by consolidated net earnings after adjusting for non-cash items, an increase in accounts payable and accrued expenses, and a decrease in income taxes receivable. The increase in accounts payable and accrued expenses was primarily attributable to increased capital expenditures and the timing of payments between the periods of comparison. Cash used for taxes decreased because we utilized tax incentives associated with the Job Creation Act of 2010, which allows for 100% deduction of certain capital expenditures at the time they are placed in service, and utilized an income tax receivable from the prior year.

Investing Activities

For the nine months ended September 30, 2011 and 2010, cash used in investing activities amounted to $19,357,000 and $25,923,000, respectively. Cash paid for acquisitions, net of cash acquired, decreased $16,060,000 for the nine months ended September 30, 2011 due to the Cincinnati Dental platform acquisition on June 1, 2010. Capital expenditures increased $9,166,000 for the nine months ended September 30, 2011 as compared to the same period in 2010 due to an increased number of electronic dental record implementations at various dental facilities and de novo facilities completed at Texas Tooth Doctor for Kids. Our captive insurance company, Edgewater Indemnity Company, invested $2,184,000 of its cash into available-for-sale securities during the nine months ended September 30, 2011.

Financing Activities

For the nine months ended September 30, 2011 and 2010, cash used in financing activities amounted to $19,455,000 and $535,000, respectively. For the nine months ended September 30, 2011, we retired $18,900,000 of debt under our senior secured credit facility as a result of increased operating cash flow and decreased acquisition activity. Net borrowings for the nine months ended September 30, 2010 were $4,000,000 associated with the Cincinnati Dental platform acquisition less repayments from operating cash flow.

Credit Agreement

In May 2011, we entered into an amendment to our senior secured credit facility. The $180,000,000 senior secured credit facility has a $100,000,000 revolving line of credit and an $80,000,000 term loan. The senior secured credit facility matures in May 2016 and can be used for general corporate purposes, including working capital, acquisitions and capital expenditures. Borrowings under the senior secured credit facility bear interest at our option of the Base Rate plus a margin or the LIBOR plus a margin. The “Base Rate” is defined as the greater of Bank of America’s prevailing prime rate, which was 3.5% as of September 30, 2011; the Federal Funds rate plus 0.50%; or the LIBOR rate plus 1.00%. The margin is based upon our leverage ratio and ranges from 0.50% to 2.25% for Base Rate borrowings and 1.50% to 3.25% for LIBOR borrowings. In addition, we pay a commitment fee ranging from 0.25% to 0.50% on the unused balance of the revolving line of credit based on our leverage ratio.

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

Pursuant to our senior secured credit facility, the aggregate consideration paid for all acquisitions made during the same fiscal year may not exceed $50,000,000. The aggregate amount of all share repurchases over the term of the senior secured credit facility may not exceed $50,000,000 and on an annual basis may not exceed $20,000,000. Borrowings are limited to an availability formula based on earnings before income taxes, depreciation and amortization, or EBITDA, adjusted for certain items, and are collateralized by a first lien on substantially all of our assets, including a pledge of the stock of our subsidiaries.

We must comply with financial and other covenants under our senior secured credit facility. Our senior secured credit facility required that our net worth as of September 30, 2011 be no less than $172,253,000, our maximum EBITDA leverage ratio be no more than 3.0 and our fixed charge minimum coverage be no less than 1.15. As of September 30, 2011, we were in compliance with these financial covenants, as per covenant calculations, our net worth was $206,618,000, our EBITDA leverage ratio was 1.7 and our fixed charge coverage was 1.2.

The outstanding balance with respect to the senior secured credit facility as of September 30, 2011 was $76,000,000 under the term loan and $5,350,000 under the revolving line of credit. We had stand-by letters of credit amounting to $1,512,291 at September 30, 2011, and based on borrowing covenants, reduced by the stand-by letters of credit, approximately $65,000,000 was available for borrowing under the revolving line of credit.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the carrying value of goodwill, receivables due from the affiliated practices, other intangible assets, loss reserves for our captive insurance company and contingent accruals for litigation in accordance with authoritative guidance for accounting for contingencies. We base our estimates on historical experience, on various other assumptions that we believe to be reasonable under the circumstances and, in certain instances, actuarial studies conducted by third parties, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Goodwill and Intangible Assets

We have intangible assets, including goodwill and other identifiable intangible assets, which are the result of acquisitions. The initial identification and valuation of these intangible assets and the determination of useful lives at the time of acquisition involve the use of management’s judgments and estimates. These estimates are based on, among other factors, projected future income, cash flows and, when necessary, input from accredited valuation consultants. At September 30, 2011, goodwill and intangible assets were $270,755,000 and represented 73% of our total assets, with goodwill and indefinite-lived intangible assets representing 36% of our intangible assets and definite-lived intangible assets related to service agreements representing 64% of our intangible assets.

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

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

The analysis included a review of our contractual agreements with each of the affiliated practices to ascertain whether we have the power to direct the activities of the affiliated practice that most significantly affect its economic performance and the obligation to absorb losses or the right to receive benefits of the affiliated practice. We would be considered the primary beneficiary of a VIE, to the extent the affiliated practice is a VIE, if we meet both criteria. Based upon our assessment of the affiliated practices, we believe that operating risk (including sales volume risk, price risk and other operating cost risk) is the risk that will have the most significant impact on an affiliated practice’s economic performance. We believe that the activities that most significantly affect an affiliated practice’s economic performance are with respect to patient revenue; expenses, including those attributable to dentist compensation and benefits; and collection policies. Following our review of the terms of the service agreements with each of the affiliated practices, we have determined that we do not have the power to direct the activities of the affiliated practices that most significantly affect their economic performance. We have neither an obligation to absorb the affiliated practices’ losses nor the right to receive the affiliated practices’ benefits. Therefore, we have concluded that we are not the primary beneficiary of the VIEs, to the extent they exist, and we have not consolidated the financial statements of the practices that are affiliated with us by means of a service agreement with our financial statements for any period presented. We consider each time that we enter into a new service agreement or enter into a material amendment to an existing service agreement whether the terms of that agreement or amendment would change the elements we consider important to our primary beneficiary conclusion.

Valuation of Accounts Receivable

Our accounts receivable include amounts due from the affiliated practices that have entered into service agreements with us and accounts receivable of Arizona Tooth Doctor, our dental benefits third-party administrator subsidiary and our dental laboratory businesses. At September 30, 2011, amounts due from the affiliated practices represented 85% of our accounts receivable.

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

We record interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. For the nine months ended September 30, 2011, we recognized $18,000 of interest and penalties expense in our consolidated statement of income.

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

In June 2011, the FASB issued authoritative guidance for presentation requirements of other comprehensive income, or OCI. The guidance requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, eliminating the option to present components of OCI as part of the statement of changes in shareholder’s equity. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net earnings on the face of the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The guidance is not expected to have a significant impact on our consolidated financial statements.

In July 2011, the FASB issued authoritative guidance for the presentation and disclosure of patient revenue, provision for bad debts and the allowance for doubtful accounts for certain health care entities. The objective of the guidance is to provide financial statement users greater transparency regarding net patient revenue and the related allowance for doubtful accounts. The amendments require certain health care entities that recognize significant amounts of patient service revenue at the time of service to modify the presentation of the income statement by reclassifying the associated provision for bad debts from an operating expense to a deduction from patient service revenue, net of contractual allowances and discounts. In addition, the amendments require enhanced disclosure of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We already record the provision for bad debts as a deduction from patient revenue for Arizona Tooth Doctor, the only affiliated practice where we consolidate patient revenue. The guidance is not expected to have a significant impact on our disclosure requirements.

AMERICAN DENTAL PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(unaudited)

In September 2011, the FASB issued Accounting Standards Update No. 2011–08, Testing for Goodwill Impairment. The intention of the revised standard is to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a qualitative assessment to determine whether further impairment testing is necessary. Companies can choose to perform the qualitative assessment on none, some or all of its reporting units. In addition, companies can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of impairment testing, and then perform a qualitative assessment in any subsequent period. The standard is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted provided the entity has not yet issued financial statements for the period that includes its annual test date. The guidance will not impact our consolidated financial statements.

AMERICAN DENTAL PARTNERS, INC.

PART I. FINANCIAL INFORMATION

(unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to interest rate risk. With regard to our senior secured credit facility, we are also exposed to variable rate interest for the banks’ applicable margins ranging from 0.50% to 2.25% for base rate borrowings and 1.50% to 3.25% for LIBOR borrowings based upon our debt coverage ratio. For fixed-rate debt, interest rate changes affect the fair value, but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed-rate debt. In addition, we have entered into an interest rate swap arrangement to fix the interest rate on $20,000,000 of our borrowings. The pre-tax earnings and cash flow impact for one year, based upon the amounts outstanding at September 30, 2011 under our variable-rate senior secured credit facility and term loan for each one percentage point change in interest rates would be approximately $614,000.

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

Stockholder Litigation

On or about September 27, 2011, the parties to the opt-out complaint entitled “Special Situations Fund III, L.P. et al. v. American Dental Partners, Inc. et al.,” civil action number 1:10-CV-10331 (D. Mass) (the “Opt-Out Action”), entered into a confidential settlement pursuant to which the plaintiffs filed a voluntary dismissal of the Opt-Out Action. The settlement payment was funded entirely by the Company’s insurer.

On or about February 22 and 23, 2010, Special Situations Fund III L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III Q.P., L.P. had excluded themselves from the class action settlement resolving consolidated actions entitled “In re American Dental Partners, Inc. Securities Litigation,” civil action number 1:08-CV-10119-RGS, and filed the Opt-Out Action. The Opt-Out Action complaint (i) asserted that the plaintiffs purchased over 500,000 shares of our common stock during the period of February 25, 2004 through December 13, 2007, (ii) alleged that we and certain of our executive officers violated the federal securities laws, in particular, Section 10(b) of the Securities Exchange Act, 15 U.S.C. §§ 78, and Rule 10b-5 promulgated thereunder, 17 C.F.R. § 240.10b-5, by making allegedly material misrepresentations and failing to disclose allegedly material facts concerning the lawsuit by Park Dental Group, or PDG, against PDHC, Ltd., entitled PDG, P.A. v. PDHC, Ltd., Civ. A. Nos. 27-CV-06-2500 and 27-CV-07-13030, filed in the Fourth Judicial District of Hennepin County, Minnesota on February 3, 2006 and conduct at issue in that action during the period of February 25, 2004 through December 13, 2007, which had the effect of artificially inflating the market price of our common stock, (iii) asserted control person claims under Section 20(a) of the Securities Exchange Act against the executive officers named as defendants, and (iv) claimed that certain of the alleged misrepresentations also violated Section 18 of the Securities Exchange Act, 15 U.S.C. § 78(r). The plaintiffs’ complaint sought an unspecified amount of money damages, costs and attorneys’ fees and any other relief the Court may have deemed proper.

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

On May 9, 2011, we and our subsidiary filed a Rule 12(b)(1) and (6) motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim and to compel arbitration, or alternatively to stay litigation pending arbitration. The Court held a hearing on this motion on September 27, 2011, but has not yet issued a ruling.

We and our subsidiary intend to defend ourselves vigorously with respect to this matter.

For the year ended December 31, 2010 and the nine months ended September 30, 2011, the net revenue we received under the service agreement with Dental Associates represented approximately 2% of our consolidated net revenue for both periods and earnings before interest, taxes, depreciation and amortization represented approximately 3% and 2%, respectively, of our consolidated earnings before interest, taxes, depreciation and amortization.

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

AMERICAN DENTAL PARTNERS, INC.

PART II. OTHER INFORMATION (continued)

Item 1.	Legal Proceedings

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

We and our subsidiary served OCG with our answer to the amended complaint on August 5, 2011.

For the year ended December 31, 2010 and the nine months ended September 30, 2011, the net revenue we received under the service agreement with OCG represented approximately 3% of our consolidated net revenue for both periods and earnings before interest, taxes, depreciation and amortization represented approximately 5% and 4%, respectively, of our consolidated earnings before interest, taxes, depreciation and amortization.

Litigation with Elias, Elliott, Lampasi, Fehn, Harris and Nguyen, a Dental Practice, Inc.

On August 17, 2011, Elias, Elliott, Lampasi, Fehn, Harris and Nguyen, a Dental Practice, Inc. (the “Elias Group”), the affiliated practice at Riverside Dental, filed a complaint against us and our subsidiary, American Dental Partners of California, Inc., in the Riverside County Superior Court in California, Case No. RIC 1113589. The Elias Group filed an amended complaint on August 25, 2011. On September 30, 2011, we filed all necessary papers to move the lawsuit to the United States District Court for the Central District of California, where the action is now pending, Case No. 5:11-cv-01565-JST.

The amended complaint includes a single cause of action alleging that we and our subsidiary breached a fiduciary duty owed to the Elias Group. The amended complaint seeks, among other things, (i) a determination that we and our subsidiary violated a material fiduciary duty owed to the Elias Group; (ii) monetary damages in an amount in excess of $50,000; (iii) upon determination of a breach of fiduciary duty, an order declaring the Elias Group’s right to terminate its service agreement with our subsidiary; and (iv) punitive or exemplary damages. We are unable to provide a range of potential damages with respect to this action.

On October 14, 2011, we filed an amended Rule 12(b)(1) and (6) motion to dismiss and to compel arbitration, or alternatively to stay litigation pending arbitration. On October 28, 2011, the Elias Group filed a motion to remand the matter to the Riverside County Superior Court. The Court has scheduled a hearing on both motions for November 28, 2011.

We and our subsidiary intend to defend ourselves vigorously with respect to this matter.

For the year ended December 31, 2010 and the nine months ended September 30, 2011, the net revenue we received under the service agreement with the Elias Group represented approximately 5% of our consolidated net revenue for both periods and approximately 2% of our consolidated earnings before interest, taxes, depreciation and amortization for both periods.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factors related to the proposed Merger supplement, and should be read in conjunction with, that discussion.

There are risks and uncertainties associated with our proposed merger with an affiliate of JLL Partners

On November 4, 2011, we entered into the Merger Agreement providing for the acquisition of American Dental Partners, Inc. by Parent, an entity formed by affiliates of JLL Partners, Inc. Pursuant to the Merger Agreement, Merger Sub will merge with and into American Dental Partners, Inc., with American Dental Partners, Inc. surviving the merger as a wholly-owned subsidiary of Parent. There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure to obtain sufficient financing to complete the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of our stockholders or relevant regulators will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our affiliates, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, we are required to pay a termination fee of up to $13.9 million.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•

the attention of our management may be directed to transaction-related considerations (including the solicitation of alternative acquisition proposals as permitted under the “go-shop” clause of the Merger Agreement) and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

affiliates or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

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

AMERICAN DENTAL PARTNERS, INC.

November 9, 2011	/s/ Gregory A. Serrao
Gregory A. Serrao
Chairman, President, and Chief Executive Officer
(principal executive officer)

November 9, 2011	/s/ Breht T. Feigh
Breht T. Feigh
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

November 9, 2011	/s/ Mark W. Vargo
Mark W. Vargo
Vice President,
Chief Accounting Officer
(principal accounting officer)

AMERICAN DENTAL PARTNERS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

10.1	ForwardDental Agreement		8-K	November 4, 2011	000-23363

10.2*	Serrao Amended Employment Agreement		8-K	November 4, 2011	000-23363

10.3	Merger Agreement		8-K	November 7, 2011	000-23363

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

101	The following items from the Company’s Form 10Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Statement of Shareholder’s Equity, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) the unaudited Notes to the Consolidated Financial Statements	X

*	Management contract or compensatory plan